Form 10QSB
period 1995-06-30
PHONETEL TECHNOLOGIES INC
filed 1995-08-09
CIK 821511

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10QSB

                                   (Mark One)


  X   Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act
----- of 1934

For the quarterly period ended June 30, 1995
                               -------------
      Transition report under Section 13 or 15(d) of the Exchange Act
-----
For the transition period from               to
                              ---------------   ---------------
Commission file number  0-16715
                     ----------------------------------------------------------
                          PHONETEL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


        OHIO                                            34-1462198
------------------------------                     ----------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

1127 Euclid Avenue, 650 Statler Office Tower, Cleveland, OH  44115-1601
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (216) 241-2555
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                  ------       ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS


        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 5, 1995, 10,829,218 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

           Traditional Small Business Disclosure Format (check one):

                                Yes   X     No
                                    -----       -----

                          PHONETEL TECHNOLOGIES, INC.
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1995

                                     INDEX
                                                                                            Page No.
PART I.      FINANCIAL INFORMATION

             Item 1. Financial Statements
                     Balance Sheets as of June 30, 1995
                     and December 31, 1994..................................................... 3

                     Statements of Operations for the Three
                     Months Ended June 30, 1995 and 1994........................................4

                     Statements of Operations for the
                     Six Months Ended June 30, 1995 and 1994................................... 5

                     Statements of Cash Flows for the Six
                     Months Ended June 30, 1995 and 1994....................................... 6

                     Notes to Financial Statements............................................  7

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............................. 9


PART II.  OTHER INFORMATION

             Item 4. Submission of Matters to a Vote of Security Holders ..................... 12

             Item 6. Exhibits and Reports on Form 8-K......................................... 13

                     Signatures............................................................... 13

                                                2

                         PART I.  FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS


                          PHONETEL TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                                JUNE 30,                  DECEMBER 31,
                                                  1995                        1994
                                                  ----                        ----
                                              (UNAUDITED)
ASSETS
Current assets:
  Cash                                     $           357,657          $         478,756
  Accounts receivable, net                             795,499                    666,339
  Inventories                                          516,086                    363,531
  Prepaid expenses                                      69,902                     60,139
                                           -------------------          -----------------
    Total current assets                             1,739,144                  1,568,765


Property and equipment, net                          4,778,515                  4,931,308
Intangibles                                          2,229,173                  2,821,998
Other assets, net                                      960,042                    835,830
                                           -------------------          -----------------
                                           $         9,706,874          $      10,157,901
                                           ===================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt        $         1,666,601          $       1,814,760
  Current portion of obligations under
     capital leases                                    102,126                     94,343
  Accounts payable                                   3,089,367                  2,239,745
  Accrued expenses                                     762,945                  1,089,021
                                           -------------------          -----------------
    Total current liabilities                        5,621,039                  5,237,869

Long-term debt                                       1,849,915                  2,063,896

Obligations under capital leases                       205,525                    208,269

Total shareholders' equity (Note 3)                  2,030,395                  2,647,867
                                           -------------------          -----------------
                                           $         9,706,874          $      10,157,901
                                           ===================          =================


NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The accompanying notes are an integral part of these financial statements.



                          PHONETEL TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                                                 -----------------------------------------
                                                                     1995                        1994
                                                                 --------------              -------------
REVENUES:
  Coin calls                                                      $   2,664,224              $   2,198,392
  Operator services                                                   1,004,207                  1,274,781
  Commissions                                                           397,040                    664,929
  Other                                                                  39,276                     10,552
                                                                 --------------              -------------
                                                                      4,104,747                  4,148,654
                                                                 --------------              -------------


COSTS AND EXPENSES:
  Line and transmission charges                                       1,287,084                  1,182,393
  Location commissions                                                  886,665                    859,627
  Billing and collection                                                255,880                    256,980
  Depreciation and amortization                                         731,591                    663,922
  Other operating expenses                                              775,347                    799,437
  Selling, general and administrative                                   869,200                    725,555
                                                                 --------------              -------------
                                                                      4,805,767                  4,487,914
                                                                 --------------              -------------
  Loss from operations                                                 (701,020)                  (339,260)

Interest expense                                                       (116,939)                  (118,951)
Interest income                                                           6,038                      1,178
                                                                 --------------              -------------
NET LOSS                                                         $     (811,921)             $    (457,033)
                                                                 ==============              =============

Less:  Preferred stock dividend
  requirement                                                           (77,417)                   (72,995)
                                                                 --------------              -------------

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                                   $     (889,338)              $    (530,028)
                                                                 ==============               =============

Net loss per common share                                        $         (.09)              $        (.06)
                                                                 ==============               =============

Weighted average number of shares                                     9,888,345                   8,886,743
                                                                 ==============               =============

  The accompanying notes are an integral part of these financial statements.


                          PHONETEL TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------
                                                    1995                   1994
                                                ------------           ------------
REVENUES:
  Coin calls                                    $  4,995,329           $  3,399,063
  Operator services                                2,008,055              2,670,829
  Commissions                                        810,224                777,031
  Other                                               64,454                 47,515
                                                ------------           ------------
                                                   7,878,062              6,894,438
                                                ------------           ------------


COSTS AND EXPENSES:
  Line and transmission charges                    2,404,149              1,893,381
  Location commissions                             1,516,365              1,512,980
  Billing and collection                             513,188                528,858
  Depreciation and amortization                    1,432,491                898,295
  Other operating expenses                         1,716,983              1,389,280
  Selling, general and administrative              1,494,244              1,354,260
                                                ------------           ------------
                                                   9,077,420              7,577,054
                                                ------------           ------------
  Loss from operations                            (1,199,358)              (682,616)

Interest expense                                    (220,230)              (176,181)
Interest income                                        6,588                  2,446
                                                ------------           ------------
NET LOSS                                        $ (1,413,000)          $   (856,351)
                                                ============           ============

Less:  Preferred stock dividend
  requirement                                       (154,834)              (145,990)
                                                ------------           ------------

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                  $ (1,567,834)          $ (1,002,341)
                                                ============           ============

Net loss per common share                       $       (.16)          $       (.12)
                                                ============           ============

Weighted average number of shares                  9,516,845              8,539,032
                                                ============           ============

  The accompanying notes are an integral part of these financial statements.

                                        5

                          PHONETEL TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                             --------------------------------------------
                                                                  1995                            1994
                                                             ------------                     -----------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
    Net loss                                                 $ (1,413,000)                    $  (856,351)
    Adjustments to reconcile net loss
    to net cash flow from
    operating activities:
       Depreciation and amortization                            1,432,491                         898,295
       Stock and stock awards issued                               61,160                          17,500
       Changes in assets and liabilities:
           Accounts receivable                                   (129,160)                       (547,338)
           Inventories                                           (152,555)                       (115,698)
           Prepaid expenses                                        (9,763)                         10,851
           Intangibles and other assets                          (264,296)                       (267,516)
           Accounts payable and accrued expenses                  523,546                       1,320,426
                                                             ------------                     -----------
                                                                   48,423                         460,169
                                                             ------------                     -----------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Acquisition of Alpha Pay Phones-IV, L.P.                              -                      (2,143,119)
  Purchases of property and equipment, net                       ( 68,071)                        (32,880)
                                                             ------------                     -----------
                                                                 ( 68,071)                     (2,175,999)
                                                             ------------                     -----------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock                        690,000                       1,474,999
    Dividends paid                                                (40,375)                              -
    Debt financing costs                                                -                         (70,000)
    Equity financing costs                                        (52,935)                       (104,689)
    Proceeds from warrant and option
       exercises                                                   20,000                         553,460
    Proceeds from debt issuances                                  200,000                       1,400,000
    Principal payments on borrowings                             (918,141)                     (1,442,307)
                                                             ------------                     -----------
                                                                 (101,451)                      1,811,463
                                                             ------------                     -----------

Increase (decrease) in cash                                      (121,099)                         95,633

Cash:
  At beginning of period                                          478,756                          83,555
                                                             ------------                     -----------
  At end of period                                           $    357,657                     $   179,188
                                                             ============                     ===========




  The accompanying notes are an integral part of these financial statements.


                          PHONETEL TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
================================================================================

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.


NOTE 2 - FINANCIAL CONDITION
================================================================================

On March 25, 1994, the Company acquired substantially all of the assets of Alpha Pay Phones-IV, L.P. ("Alpha"), a Delaware limited partnership. The acquired assets included 2,155 installed telephones. This acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values.

The purchase price was $5,598,874, of which $2,334,216 was paid in cash. To fund in part the cash payment with respect to the acquisition of assets, the Company borrowed $1,400,000. The balance of the purchase price was satisfied by the Company's assumption of obligations of Alpha to U.S. Long Distance, Inc. ("USLD") in the aggregate amount of $2,164,083 and the Company's purchase money notes to Alpha in the amount of $1,100,620.

At June 30, 1995 the following notes, related to the acquisition of Alpha assets, were classified as current liabilities:

                                  USLD                        $    319,405
                                  Alpha                            302,030
                                  Third parties                    124,614
                                                                   -------
                                                              $    746,049
                                                                   =======

The Company had a working capital deficit of $3,881,895 at June 30, 1995 compared to a working capital deficit of $3,669,104 at December 31, 1994, an increase of $212,791.

The Company is in active negotiations to secure additional commitments for long-term debt. These additional funds along with ongoing positive cash flows should be sufficient to assure that the Company can meet its current obligations and maintain modest sales growth. Management believes, but cannot assure, it will receive commitments for additional funds.

The Company's long-term viability, however, is contingent upon either restructuring its debt, selling off assets, merger with another company or its ability to raise additional capital. Of these options, it is the intention of the Company to raise additional capital for restructuring the balance sheet and allow for additional growth. Growth will add to the likelihood of the long-term viability of the Company by properly utilizing an asset base and operator and general administration infrastructure that is currently underutilized.

The Company has the following plans to generate these additional funds. The Company is in active negotiations with various sources to secure financing.
The Company has received firm commitments from its major pay telephone suppliers to finance the purchase of 2,000 pay telephones over the next eighteen months at competitive rates. The Company continues to actively pursue private financing of the equipment and other costs involved in pay telephone installations and acquisitions of pay telephone routes. The Company has retained the services of a financial advisor, Brenner Securities Corporation, that has committed to a project of raising new capital for the Company. This capital could be a combination of senior secured financing, mezzanine financing and/or equity. This project is actively in progress with the expectation of having the funding secured by autumn 1995. Management believes, but cannot assure, the capital funding will be secured.

Management believes, but cannot assure, that cash flows from operations, the proceeds from the financing discussed above and other financial alternatives will allow the Company to sustain its operations and meet its obligations through the third quarter of 1996.

NOTE 3 - SHAREHOLDERS' EQUITY
================================================================================
As of June 30, 1995 and December 31, 1994 shareholders' equity consisted of the following:

                                                                         June 30,              December 31,
                                                                           1995                    1994
                                                                           ----                    ----
10% Cumulative Redeemable Preferred Stock
($1,000 stated value - 3,880 shares authorized;
1,496 shares issued and outstanding at
June 30, 1995 and December 31, 1994)                                $           1          $             1

8% Cumulative Redeemable Preferred Stock
($100 stated value - 16,000 shares
authorized; 12,200 shares issued and
outstanding at June 30, 1995 and
December 31, 1994)                                                        981,084                  981,084

7% Cumulative Convertible Redeemable Preferred
Stock ($100 stated value - 2,500 shares
authorized, issued and outstanding at
June 30, 1995 and December 31, 1994)                                      200,000                  200,000

Common Stock ($0.01 par value - 22,500,000
shares authorized; 10,391,585 and 9,132,940
shares issued and outstanding at June 30, 1995
and December 31, 1994)                                                    103,914                   91,328

Additional paid-in capital                                              9,502,575                8,679,258

Accumulated deficit                                                    (8,757,179)              (7,303,804)
                                                                    -------------           --------------
                                                                    $   2,030,395          $     2,647,867
                                                                    =============           ==============

The following transactions occurred during the six month period ended June 30, 1995 increasing shareholders' equity.

In March 1995, options to purchase 20,000 shares of the Company's Common Stock were exercised. Proceeds from this option exercise were used to reduce amounts owed by the Company for equity financing costs.

In May, the Company sold 825,000 shares of unregistered Common Stock in private sales. Proceeds from the sales were $690,000.

In other equity transactions, 30,000 shares of the Company's Common Stock were issued as consideration for services, and 45,200 shares of Common Stock were issued under the Executive Incentive Plan, in lieu of cash payments.

All of the stock transactions reported were made at what the Company believed to be the fair market value on the date the contractual obligations were entered into.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

On March 25, 1994, the Company acquired substantially all of the assets of Alpha Pay Phones-IV, L.P. ("Alpha"), a Delaware limited partnership. The acquired assets included 2,155 installed telephones. This acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values.

The purchase price was $5,598,874, of which $2,334,216 was paid in cash. To fund in part the cash payment with respect to the acquisition of assets, the Company borrowed $1,400,000. The balance of the purchase price was satisfied by the Company's assumption of obligations of Alpha to U.S. Long Distance, Inc. ("USLD") in the aggregate amount of $2,164,083 and the Company's purchase money notes to Alpha in the amount of $1,100,620.

At June 30, 1995 the following notes, related to the Acquisition of Alpha assets, were classified as current liabilities:

                                  USLD                        $    319,405
                                  Alpha                            302,030
                                  Third parties                    124,614
                                                                   -------
                                                              $    746,049
                                                                   =======

The Company had a working capital deficit of $3,881,895, at June 30, 1995 compared to a working capital deficit of $3,669,104 at December 31, 1994, an increase of $212,791.

The Company is in active negotiations to secure additional commitments for long-term debt. These additional funds along with ongoing positive cash flows should be sufficient to assure that the Company can meet its current obligations and maintain modest sales growth. Management believes, but cannot assure, it will receive commitments for additional funds.

The Company's long-term viability, however, is contingent upon either restructuring its debt, selling off assets, merging with another company or its ability to raise additional capital. Of these options, it is the intention of the Company to raise additional capital for restructuring the balance sheet and allow for additional growth. Growth will add to the likelihood of the long-term viability of the Company by properly utilizing an asset base and operator and general administration infrastructure that is currently underutilized.

The Company has the following plans to generate these additional funds. The Company is in active negotiations with various sources to secure financing.
The Company has received firm commitments from its major pay telephone suppliers to finance the purchase of 2,000 pay telephones over the next eighteen months at competitive rates. The Company continues to actively pursue private financing of the equipment and other costs involved in pay telephone installations and acquisitions of pay telephone routes. The Company has retained the services of a financial advisor, Brenner Securities Corporation, that has committed to a project of raising new capital for the Company. This capital could be a combination of senior secured financing, mezzanine financing and/or equity. This project is actively in progress with the expectation of having the funding secured by autumn 1995. Management believes, but cannot assure, the capital funding will be secured.

Management believes, but cannot assure, that cash flows from operations, the proceeds from the financing discussed above and other financial alternatives will allow the Company to sustain its operations and meet its obligations through the third quarter of 1996.


RESULTS OF OPERATIONS


At June 30, 1995 the Company had approximately 5,038 Company owned pay telephones installed and 21 phones owned by others at various locations, but managed by the Company under its national and regional account management programs, compared to 4,481 Company owned pay telephones and 127 managed phones at June 30, 1994. Additionally, at June 30, 1995 the Company provided long distance operator service to approximately 4,500 pay telephones (including Company-owned phones) and hotel and hospital room phones compared to approximately 7,193 telephones as of June 30, 1994.


REVENUE


Revenue from coin calls increased 21% for the quarter to $2,664,224 in 1995 from $2,198,392 for the same period in 1994. Revenues from coin calls increased approximately 47% for the six months ended June 30, 1995 to $4,995,329 from $3,399,063 in 1994. These increases are primarily attributable to an increase in the average number of pay telephones in service to 5,001 for the three months ended June 30, 1995 from 4,445 for the comparable period in 1994 and to 4,938 for the first half of 1995 from 3,360 for the comparable period in 1994. Revenues per phone have also increased as a result of management's program to isolate and redeploy low revenue and/or unprofitable phones to higher revenue producing sites.

Operator service revenue decreased 21% for the quarter ended June 30, 1995 to $1,004,207 from $1,274,781 in 1994, and decreased 25% for the six months ended June 30, 1995 to $2,008,055 from $2,670,829 in 1994. These decreases were primarily the result of a decrease in the number of phones to which the Company provides operator services through presubscription arrangements and aggressive dial-around advertising of AT&T, Sprint and MCI. The Company expects that the revenues will stabilize in 1995.

Commission revenue decreased to $397,040 for the quarter ended June 30, 1995 from $664,929 for the comparable period in 1994. Commission revenue increased slightly for the six months ended June 30, 1995 to $810,224 from $777,031 for the comparable period in 1994. The decrease in commission revenue for the quarter is attributable to a decrease in the commissions paid by USLD. USLD provides operator services to the telephones acquired from Alpha and pays the Company a commission. The number of telephones for which USLD provides operator service has decreased due to management's program of isolating low revenue and/or unprofitable phones and redeploying them to higher revenue sites. Operator service usage for these telephones has also decreased due to the introduction of a Company program which charges customers $0.75 in coin for a three minute, long distance call anywhere in the continental United States, thus diverting operator assisted calling. Also, aggressive dial-around advertising by AT&T, Sprint and MCI has contributed to this decrease.

COSTS AND EXPENSES

Line and transmission charges increased to 31.4% of total revenue for the quarter and 30.5% for the six months ended June 30, 1995 compared to 28.5% and 27.5% for the comparable period in 1994 as a result, in part, from increased coin revenue from the $0.75 per three minute long distance program as well as increases in certain local telephone company line charges. Management expects that the increased volume on the $0.75 per three minute long distance calls program will cause the line and transmission charges, as a percent of revenue, to remain steady or increase slightly in the future. However, this program reduces billing and collection and operator service costs.


Location commissions have remained relatively constant at approximately 21% of total revenue for the quarters ended March 31, 1995 and 1994. Location commissions decreased to 19.3% of total revenue for the six months ended June 30, 1995 as compared to 21.9% for the comparable period in 1994 as a result of renegotiating the location agreements acquired from the Alpha acquisition. Location commissions may increase in the future due to increased competition, however, such costs, as a percentage of total revenues, should stabilize as the industry matures.


Billing and collection costs have remained constant at 6.2% of total revenue for the quarters ended March 31, 1995 and 1994, while decreasing to 6.5% of total revenue for six months ended June 30, 1995 from 7.7% for the comparable period in 1994 primarily due to the introduction of new system software and procedures which help manage costs and control expenses. Billing and collection costs are expected to remain constant as a percentage of total revenue or perhaps decrease as the volume of the $0.75 per three minute long distance coin calls increase since these do not require billing and collection.


Depreciation and amortization increased to $731,591 for the quarter ended June 30, 1995 from $663,922 in 1994, and increased to $1,432,491 for the six month period ended June 30, 1995 from $898,295 in 1994. This increase was primarily due to the Company's acquisition of Alpha assets at the end of the first quarter 1994 and expansion of its pay telephone base which included purchases of additional computer equipment, service vehicles and software which were made to accommodate the Company's growth.

Other operating expenses as a percent of total revenue have remained constant at 19% for the quarters ended June 30, 1995 and 1994, and increased slightly to 21.8% for the six months ended June 30, 1995 from 20.2% for the comparable period in 1994. The increase for the first half of 1995 is attributable to the addition of the Alpha assets, new operations in Texas, the establishment of Florida and Nevada sales offices, an increase in the Company's pay telephone base and additional personnel to accommodate increased business. Total operating expenses are expected to remain stable in the foreseeable future and are expected to decrease as a percentage of total revenues.

Selling, general and administrative expenses increased to 21.2% of total revenue for the quarter ended June 30, 1995 from 17.5% for the comparable period in 1994, and remained constant at approximately 19% for the first half of 1995 compared to 1994. The increase for the quarter is partially due to the payment certain of executive bonuses, and increased marketing and sales efforts. The Company has begun a program to reduce selling, general and administrative expenses.

Interest expense decreased to $116,939 for the quarter ended June 30, 1995 from $118,951 for the comparable period in 1994. For the six months ended June 30, 1995, interest expense increased to $220,230 from $176,181 for the comparable period in 1994 due to financing obtained for the Alpha acquisition.


IMPACT OF SEASONALITY


The seasonality of the Company's revenues from installed pay telephones, reselling operator assisted long distance services, and national and regional account management parallels that of the location from which the calls are placed. Since a large concentration of these telephones are in shopping malls, the greatest portion of the Company's revenue is earned in the fourth quarter due to the increased holiday traffic.


IMPACT OF INFLATION


Inflation has not had a significant impact on the Company. It is possible that during inflationary periods, the basic line charges may increase while public utilities commissions or the Federal Communications Commission may not allow increases in charges to customers.




                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 30, 1995, the shareholders of record on May 15, 1995, approved election to the Company's Board of Directors as follows: Jerry H. Burger (5,483,693 affirmative votes and 1,323,379 votes against), George H. Henry (6,637,114 affirmative votes and 169,958 votes against), Bernard Mandel (5,485,693 affirmative votes and 1,321,379 votes against), Lonzo Coleman (6,588,612 affirmative votes and 218,460 votes against) and Daniel J. Moos (6,637,114 affirmative votes and 169,958 votes against).

Also, approved (5,423,683 affirmative votes, 1,280,325 votes against and 99,064 votes abstaining) was an amendment to the Articles of Incorporation providing for a reverse split of the Company's Common Stock whereby six shares shall be changed into one share. The Board of Directors shall, at its discretion, cause this amendment to become effective subsequent to such time as the Board of Directors has determined that the reverse stock split would assist the Company in increasing the marketability of its Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits:

                        27 - Financial Data Schedule





                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   PHONETEL TECHNOLOGIES, INC.



Date:  August 5, 1995                              /s/ Daniel J. Moos
                                                  -----------------------------
                                                   Daniel J. Moos
                                                   Senior Vice President and
                                                   Chief Financial Officer