Form 10-Q
period 1995-09-30
PHONETEL TECHNOLOGIES INC
filed 1995-11-14
CIK 821511

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB

(Mark One)


  X    Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act
-----  of 1934

For the quarterly period ended September 30, 1995
                               ------------------

       Transition report under Section 13 or 15(d) of the Exchange Act
-----

For the transition period from                      to
                               --------------------    -------------------

Commission file number 0-16715
                       ---------------------------------------------------


                          PHONETEL TECHNOLOGIES, INC.
  -------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


               OHIO                                   34-1462198
 -----------------------------------             --------------------
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)



   1127 Euclid Avenue, 650 Statler Office Tower, Cleveland, OH  44115-1601
  -------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                 (216) 241-2555
  -------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes      X                No
     ---------                ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 10, 1995, 14,641,114 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

         Traditional Small Business Disclosure Format (check one):

Yes      X                No
     ---------                ---------

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1995


                                     INDEX

                                                                              PAGE NO.
PART I.      FINANCIAL INFORMATION

             Item 1. Financial Statements

                     Consolidated Balance Sheets as of September 30, 1995
                     and December 31, 1994....................................... 3

                     Statements of Consolidated Operations for the Three
                     Months Ended September 30, 1995 and 1994.................... 4

                     Statements of Consolidated Operations for the
                     Nine Months Ended September 30, 1995 and 1994............... 5

                     Statements of Consolidated Cash Flows for the Nine
                     Months Ended September 30, 1995 and 1994... ................ 6

                     Notes to Consolidated Financial Statements.................. 7

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.............. 11


PART II.  OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K........................... 15

                     Signatures................................................. 15

                         PART I.  FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                               SEPTEMBER 30,               DECEMBER 31,
                                                                   1995                        1994
                                                            -------------------          -----------------
                                                                (UNAUDITED)
ASSETS

Current assets:
  Cash                                                      $           944,063          $         478,756
  Accounts receivable, net                                            1,011,585                    666,339
  Inventories                                                           519,025                    363,531
  Prepaid expenses                                                       50,124                     60,139
                                                            -------------------          -----------------
    Total current assets                                              2,524,797                  1,568,765


Property and equipment, net                                           4,766,032                  4,931,308
Net assets of acquired company (Note 3)                               8,222,947                       -
Intangibles                                                           2,157,467                  2,821,998
Other assets, net                                                       978,534                    835,830
                                                            -------------------          -----------------
                                                            $        18,649,777          $      10,157,901
                                                            ===================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         $         1,653,319          $       1,814,760
  Current portion of obligations under
     capital leases                                                      95,405                     94,343
  Accounts payable                                                    3,078,793                  2,239,745
  Accrued expenses                                                      572,229                  1,089,021
  Reserve for nonrecurring items (Note 6)                             1,189,834                       -
                                                            -------------------          -----------------
    Total current liabilities                                         6,589,580                  5,237,869

Long-term debt                                                        2,960,072                  2,063,896

Obligations under capital leases                                        178,868                    208,269

Total shareholders' equity (Note 4)                                   8,921,257                  2,647,867
                                                            -------------------          -----------------
                                                            $        18,649,777          $      10,157,901
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


                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------------------
                                                                  1995                            1994
                                                            -------------------          -----------------
REVENUES:
  Coin calls                                                $         2,694,456          $       2,279,209
  Operator services                                                     996,473                  1,384,812
  Commissions                                                           380,946                    598,475
  Other                                                                   6,966                      2,091
                                                            -------------------          -----------------
                                                                      4,078,841                  4,264,587
                                                            -------------------          -----------------

COSTS AND EXPENSES:
  Line and transmission charges                                       1,240,385                  1,207,825
  Location commissions                                                  647,099                    985,968
  Billing and collection                                                207,363                    225,872
  Depreciation and amortization                                         732,331                    675,747
  Other operating expenses                                              974,551                    850,469
  Selling, general and administrative                                   905,288                    662,811
  Nonrecurring charges                                                1,418,530                       -
                                                            -------------------          -----------------
                                                                      6,125,547                  4,608,692
                                                            -------------------          -----------------
  Loss from operations                                               (2,046,706)                  (344,105)

Interest expense                                                        (83,875)                  (109,705)
Interest income                                                           5,824                      2,009
                                                            -------------------          -----------------
NET LOSS                                                    $        (2,124,757)         $        (451,801)
                                                            ===================          =================

Less:  Preferred stock dividend
  requirement                                                          (77,417)                   (72,995)
                                                            -------------------          -----------------

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                              $        (2,202,174)         $        (524,796)
                                                            ===================          =================

Net loss per common share                                   $              (.19)         $            (.06)
                                                            ===================          =================

Weighted average number of shares                                    11,459,978                  9,093,299
                                                            ===================          =================



   The accompanying notes are an integral part of these financial statements.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------------------
                                                                  1995                            1994
                                                            -------------------          -----------------
REVENUES:
  Coin calls                                                $         7,689,785          $       5,678,272
  Operator services                                                   3,004,528                  4,055,641
  Commissions                                                         1,191,170                  1,375,506
  Other                                                                  71,420                     49,606
                                                            -------------------          -----------------
                                                                     11,956,903                 11,159,025
                                                            -------------------          -----------------


COSTS AND EXPENSES:
  Line and transmission charges                                       3,644,534                  3,101,206
  Location commissions                                                2,163,464                  2,498,948
  Billing and collection                                                720,551                    754,730
  Depreciation and amortization                                       2,164,822                  1,574,042
  Other operating expenses                                            2,691,534                  2,239,749
  Selling, general and administrative                                 2,399,532                  2,017,071
  Nonrecurring charges                                                1,418,530                       -
                                                            -------------------          -----------------
                                                                     15,202,967                 12,185,746
                                                            -------------------          -----------------
  Loss from operations                                               (3,246,064)                (1,026,721)

Interest expense                                                       (304,105)                  (285,886)
Interest income                                                          12,412                      4,455
                                                            -------------------          -----------------
NET LOSS                                                    $        (3,537,757)         $      (1,308,152)
                                                            ===================          =================

Less:  Preferred stock dividend
  requirement                                                          (232,251)                  (218,985)
                                                            -------------------          -----------------

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                              $        (3,770,008)         $      (1,527,137)
                                                            ===================          =================

Net loss per common share                                   $              (.37)         $            (.18)
                                                            ===================          =================

Weighted average number of shares                                    10,171,674                  8,726,505
                                                            ===================          =================





   The accompanying notes are an integral part of these financial statements.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)


                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------------------
                                                                   1995                         1994
                                                            -------------------          -----------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
    Net loss                                                $        (3,537,757)         $      (1,308,152)
    Adjustments to reconcile net loss
    to net cash flow from
    operating activities:
       Depreciation and amortization                                  2,164,822                  1,574,042
       Stock and stock awards issued                                     90,552                     17,500
       Changes in assets and liabilities:
           Accounts receivable                                         (345,246)                  (617,360)
           Inventories                                                 (155,494)                    70,458
           Prepaid expenses                                              10,015                    (14,362)
           Reserve for nonrecurring items                             1,189,834                       -
           Accounts payable and accrued expenses                        322,256                  1,646,501
                                                            -------------------          -----------------
                                                                       (261,018)                 1,368,627
                                                            -------------------          -----------------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Purchases of companies                                               (381,856)                (2,143,119)
  Purchases of property and equipment, net                             (147,460)                  (271,325)
  Changes in intangibles and other assets                              (593,124)                  (425,441)
                                                            -------------------          -----------------
                                                                     (1,122,440)                (2,839,885)
                                                            -------------------          -----------------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock                            1,850,413                  1,474,999
    Dividends paid                                                      (40,375)                      -
    Debt financing costs                                                   -                       (70,000)
    Equity financing costs                                              (83,212)                  (104,689)
    Proceeds from warrant and option
       exercises                                                         35,000                    553,460
    Proceeds from debt issuances                                      1,400,000                  1,400,000
    Principal payments on borrowings                                 (1,313,061)                (1,759,090)
                                                            -------------------          -----------------
                                                                      1,848,765                  1,494,680
                                                            -------------------          -----------------

Increase (decrease) in cash                                             465,307                     23,422

Cash:
  At beginning of period                                                478,756                     83,555
                                                            -------------------          -----------------
  At end of period                                          $           944,063          $         106,977
                                                            ===================          =================


   The accompanying notes are an integral part of these financial statements.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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


NOTE 2 - FINANCIAL CONDITION
----------------------------

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

At September 30, 1995 the following notes, related to the acquisition of Alpha assets, were classified as current liabilities:

                      USLD                        $    333,847
                      Alpha                            340,982
                      Third party                      124,614
                                                  ------------
                                                  $    799,443
                                                  ============

The Company had a working capital deficit of $4,064,782 at September 30, 1995 compared to a working capital deficit of $3,669,104 at December 31, 1994, an increase of $395,679.

The Company's business strategy is to capitalize on the fragmented nature of the independent pay telephone industry through consolidation in the Company's existing markets, whereby the Company can leverage its existing infrastructure to achieve significant economies of scale. Through acquisition of existing phone routes, the Company believes it can increase cash flow and profitability.

During the third quarter the Company increased it pay telephone base by 3,200 pay telephones (see Note 3) and in October added another 1,200 pay telephones (see Note 7). This brings the Company's pay telephone base to approximately 9,700 pay telephones. These acquisitions were done through the exchange of common and preferred stock. In order to continue the Company's consolidation and growth strategy, the Company is in the process of raising additional capital in an amount that would be substantial as it relates to the overall existing size of the Company. This capital could be in the form of senior secured financing, mezzanine financing, equity or any combination thereof. The project is actively in progress with the expectation of having the funding secured by the first quarter of 1996. Management believes, but cannot assure, the capital funding will be secured.

It is the Company's intent to use a portion of the capital raised for future acquisitions. The Company has identified specific companies and is in active negotiations to acquire them. These acquisitions will not close until the capital mentioned above is raised. The acquisitions contemplated are located in markets that are in, or contiguous, to the Company's existing markets and anticipated to result in significant economies of scale and will enable the Company to further utilize its existing infrastructure.

Management believes, but cannot assure, that the proceeds from the financing discussed above and other financial alternatives will allow the Company to sustain its operations and meet its obligations through the fourth quarter of 1996.


NOTE 3 - ACQUISITION
--------------------

On September 22, 1995, the Company acquired World Communications, Inc., a Missouri corporation ("WCI") by merger into and with its wholly owned subsidiary, PhoneTel II Inc., a Missouri corporation. The assets of the acquired company included approximately 3,200 installed pay telephones, location contracts, computers, vehicles, miscellaneous inventory, and the assumption of certain liabilities. The merger was accounted for using the purchase method, and the net assets are included in the Company's Consolidated Balance Sheets as of September 30, 1995. The Company's Consolidated Statement of Operations will not include the revenues and expenses of the acquired business until the fourth quarter of 1995. The purchase price allocation is based on preliminary estimates of the fair value of the net assets acquired and is subject to adjustment as additional information becomes available during the fourth quarter of 1995.

Pursuant to the merger, the shareholders of WCI received 2,415,001 shares of the Company's Common Stock and 530,534 shares of 10% Non-Voting Cumulative Preferred Stock in exchange for all the outstanding WCI Common Shares.

NOTE 4 - SHAREHOLDERS' EQUITY
-----------------------------

As of September 30, 1995 and December 31, 1994 shareholders' equity consisted of the following:

                                                                    September 30,            December 31,
                                                                        1995                    1994
                                                                    -------------           -------------
10% Cumulative Preferred Stock ($10 stated
value - 550,000 shares authorized; 530,534
shares outstanding at September 30, 1995)                           $   5,305,340           $        -

10% Cumulative Redeemable Preferred Stock
($1,000 stated value - 3,880 shares authorized;
1,496 shares issued and outstanding at
September 30, 1995 and December 31, 1994)                                       1                       1

8% Cumulative Redeemable Preferred Stock
($100 stated value - 16,000 shares
authorized; 12,200 shares issued and
outstanding at September 30, 1995 and
December 31, 1994)                                                        981,084                 981,084

7% Cumulative Convertible Redeemable Preferred
Stock ($100 stated value - 2,500 shares
authorized, issued and outstanding at
September 30, 1995 and December 31, 1994)                                 200,000                 200,000

Common Stock ($0.01 par value - 22,500,00
shares authorized; 14,494,281 and 9,132,940
shares issued and outstanding at September 30, 1995
and December 31, 1994)                                                    144,940                  91,328

Additional paid-in capital                                             13,171,828               8,679,258

Accumulated deficit                                                   (10,881,936)             (7,303,804)
                                                                    -------------           -------------
                                                                    $   8,921,257           $   2,647,867
                                                                    =============           =============

The following transactions occurred during the nine month period ended September 30, 1995 increasing shareholders' equity:

In March 1995, options to purchase 20,000 shares of the Company's Common Stock were exercised. Proceeds from this option exercise were used to reduce amounts owed by the Company for equity financing costs.

In July, options to purchase 30,000 shares of the Company's Common Stock were exercised. Proceeds from this transaction was $15,000.

The Company sold 2,405,550 shares of Common Stock in private sales. Proceeds from the sales were $1,820,136.

On September 22, 1995, the Company merged WCI into PhoneTel II (see Note 3). Pursuant to the merger, 2,415,001 shares of the Company's Common Stock and 530,534 shares of 10% Non-Voting Cumulative Preferred Stock were issued.

In other equity transactions, 69,193 shares of the Company's Common Stock were issued as consideration for services, and 45,200 shares of Common Stock were issued under the Executive Incentive Plan, in lieu of cash payments.

All of the stock transactions reported were made at what the Company believed to be the fair market value on the date the contractual obligations were entered into.


NOTE 5 - LONG TERM DEBT
-----------------------

On September 12, 1995, the Company borrowed $1.2 million from a group of two investors pursuant to a 19 month credit agreement. The agreement provides for interest payments ranging from 12 1/2 percent increasing quarterly to 21 percent at the final maturity date. The proceeds were used to for operating expenses and to make certain employee severance payments.


NOTE 6 - NONRECURRING CHARGES
-----------------------------

During the third quarter ended September 30, 1995, the Board of Directors determined a need to commence a strategic realignment of operations of the Company in order to improve the Company's overall profitability. The estimated cost of implementing the plan is $1.4 million which was recorded in the Company's third quarter.

The estimated costs include $1,360,000 for employee severance and terminations and $40,000 for consolidation of facilities. Liabilities of $1,189,834 related to these charges remained at September 30, 1995.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

On October 16, 1995, the Company acquired Public Telephone Corporation, an Indiana corporation ("Public") by merger into and with its wholly owned subsidiary, PhoneTel II Inc., an Ohio corporation. The assets of the acquired company included approximately 1,200 installed pay telephones, location contracts, computers, vehicles, miscellaneous inventory and the assumption of certain liabilities. The merger will be accounted for using the purchase method.

Pursuant to the merger, the shareholders of Public will receive 1,349,290 shares of the Company's Common Stock in exchange for all the outstanding Public common shares.

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

At September 30, 1995 the following notes, related to the Acquisition of Alpha assets, were classified as current liabilities:

                  USLD                        $    333,847
                  Alpha                            340,982
                  Third party                      124,614
                                              ------------
                                              $    799,443
                                              ============

The Company had a working capital deficit of $3,881,895, at September 30, 1995 compared to a working capital deficit of $3,669,104 at December 31, 1994, an increase of $395,679.

The Company's business strategy is to capitalize on the fragmented nature of the independent pay telephone industry through consolidation in the Company's existing markets, whereby the Company can leverage its existing infrastructure to achieve significant economies of scale. Through acquisition of existing phone routes, the Company believes it can increase cash flow and profitability.

During the third quarter the Company increased it pay telephone base by 3,200 pay telephones (see Note 3) and in October added another 1,200 pay telephones (see Note 7). This brings the Company's pay telephone base to approximately 9,700 pay telephones. These acquisitions were done through the exchange of common and preferred stock. In order to continue the Company's consolidation and growth strategy, the Company is in the process of raising additional capital in an amount that would be substantial as it relates to the overall existing size of the Comapny. This capital could be in the form of senior secured financing, mezzanine financing, equity or any combination thereof. The project is actively in progress with the expectation of having the funding secured by the first quarter of 1996. Management believes, but cannot assure, the capital funding will be secured.

It is the Company's intent to use a portion of the capital raised for future acquisitions. The Company has identified specific companies and is in active negotiations to acquire them. These acquisitions will not close until the capital mentioned above is raised. The acquisitions contemplated are located in markets that are in, or contiguous to, the Company's existing markets and are anticipated to result in significant economies of scale and will enable the Company to fully utilize its existing infrastructure.

Management believes, but cannot assure, that the proceeds from the financing discussed above and other financial alternatives will allow the Company to sustain its operations and meet its obligations through the fourth quarter of 1996.

RESULTS OF OPERATIONS

At September 30, 1995 the Company had approximately 8,470 Company owned pay telephones installed and 21 phones owned by others at various locations, but managed by the Company under its national and regional account management programs, compared to 4,310 Company owned pay telephones and 114 managed phones at September 30, 1994. Additionally, at September 30, 1995 the Company provided long distance operator service to approximately 4,500 pay telephones (including Company-owned phones) and hotel and hospital room phones compared to approximately 7,000 telephones as of September 30, 1994.

REVENUE

Revenue from coin calls increased 18% for the quarter to $2,694,456 in 1995 from $2,279,209 for the same period in 1994. Revenues from coin calls increased approximately 35% for the nine months ended September 30, 1995 to $7,689,785 from $5,678,272 in 1994. These increases are primarily attributable to an increase in the average number of pay telephones in service to 5,212 for the three months ended September 30, 1995 from 4,565 for the comparable period in 1994 and to 4,699 for the first nine months of 1995 from 3,762 for the comparable period in 1994. Revenues per phone have also increased as a result of management's program to isolate and redeploy low revenue and/or unprofitable phones to higher revenue producing sites.

Operator service revenue decreased 28% for the quarter ended September 30, 1995 to $996,473 from $1,384,812 in 1994, and decreased 26% for the nine months ended September 30, 1995 to $3,004,528 from $4,055,641 in 1994. These decreases were primarily the result of a decrease in the number of phones to which the Company provides operator services through presubscription arrangements and aggressive dial-around advertising of AT&T, Sprint and MCI. The Company expects that the revenues will stabilize in 1996.

Commission revenue decreased to $380,946 for the quarter ended September 30, 1995 from $598,975 for the comparable period in 1994. Commission revenue also decreased for the nine months ended September 30, 1995 to $1,191,170 from $1,375,506 for the comparable period in 1994. The decreases in commissions revenue is attributable to a decrease in the commissions paid by USLD. USLD provides operator services to the telephones acquired from Alpha and pays the Company a commission. The number of telephones for which USLD provides operator service has decreased due to management's program of isolating low revenue and/or unprofitable phones and redeploying them to higher revenue sites. Operator service usage for these telephones has also decreased due to the introduction of a Company program for competitive reasons which charges customers $0.75 in coin for a three minute, long distance call anywhere in the continental United States, thus diverting operator assisted calling. Also, aggressive dial-around advertising by AT&T, Sprint and MCI has contributed to this decrease.

COSTS AND EXPENSES

Line and transmission charges increased to 30.4% of total revenue for the quarter and 30.6% for the nine months ended September 30, 1995 compared to 28.3% and 27.8% for the comparable period in 1994 as a result, in part, from increased coin revenue from the $0.75 per three minute long distance program as well as increases in certain local telephone company line charges. Management expects that the increased volume on the $0.75 per three minute long distance calls program will cause the line and transmission charges, as a percent of revenue, to remain steady or increase slightly in the future. However, this program reduces billing and collection and operator service costs.

Location commissions decreased to 15.9% of total revenue for the quarter ended September 30, 1995 from 23.1% of total revenue for the quarter ended September 30, 1994. Location commissions decreased to 18.1% of total revenue for the nine months ended June 30, 1995 as compared to 22.4% for the comparable period in 1994 as a result of renegotiating the location agreements acquired from the Alpha acquisition. Location commissions may increase in the future due to increased competition, however, such costs, as a percentage of total revenues, should stabilize as the industry matures.

Billing and collection costs have decreased slightly from 5.3% of total revenue for the quarter ended September 30, 1994 to 5.1% of total revenue for the quarter ended September 30, 1995, while decreasing to 6.0% of total revenue for nine months ended September 30, 1995 from 6.8% for the comparable period in 1994 primarily due to the introduction of new system software and procedures which help manage costs and control expenses. Billing and collection costs are expected to remain constant as a percentage of total revenue or perhaps decrease as the volume of the $0.75 per three minute long distance coin calls increase since these do not require billing and collection.

Depreciation and amortization increased to $732,331 for the quarter ended September 30, 1995 from $675,747 in 1994, and increased to $2,164,822 for the nine month period ended September 30, 1995 from $1,574,042 in 1994. This increase was primarily due to the Company's acquisition of Alpha assets at the end of the first quarter 1994 and expansion of its pay telephone base which included purchases of additional computer equipment, service vehicles and software which were made to accommodate the Company's growth.

Other operating expenses as a percent of total revenue have increased to 23.9% for the quarter ended September 30, 1995 from 20.1% for the quarter ended September 30, 1994, and increased to 22.5% for the nine months ended September 30, 1995 from 20.1% for the comparable period in 1994. These increases are attributable to the addition of the Alpha assets, new operations in Texas, the establishment of Florida and Nevada sales offices, an increase in the Company's pay telephone base and additional personnel to accommodate increased business. Total operating expenses are expected to remain stable in the foreseeable future and are expected to decrease as a percentage of total revenues.

Selling, general and administrative expenses increased to 22.2% of total revenue for the quarter ended September 30, 1995 from 15.5% for the comparable period in 1994, and increased to 20.1% for the nine months ended September 30, 1995 from 18.1% for the comparable period in 1994. These increases are partially due to the payment of certain executive bonuses, and increased marketing and sales efforts. The Company has begun a program to reduce selling, general and administrative expenses.

During the third quarter ended September 30, 1995, the Board of Directors determined a need to commence a strategic realignment of operations of the Company in order to improve the Company's overall profitability. The estimated cost of implementing the plan is $1.4 million which was recorded in the Company's third quarter as nonrecurring charges. The estimated costs include $1,360,000 for employee severance and terminations and $40,000 for consolidation of facilities. Liabilities of $1,189,833 related to these charges remained at September 30, 1995.

Interest expense decreased to $83,875 for the quarter ended September 30, 1995 from $109,705 for the comparable period in 1994. For the nine months ended September 30, 1995, interest expense increased to $304,105 from $285,886 for the comparable period in 1994 due to financing obtained for the Alpha acquisition.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits:


                     27 - Financial Data Schedule

         (b)     Reports on Form 8-K:

On October 10, 1995, the Company filed a report on Form 8-K in connection with the merger of its wholly owned subsidiary, PhoneTel II Inc., a Missouri corporation, with and into World Communication, Inc., a Missouri corporation, on September 22, 1995. This report was incomplete due to the impracticability to provide at the time of the filing all of the requisite financial information. The Company has commenced the preparation of the remainder of the requisite financial statements and pro forma information and anticipates that this Form 8-K will be supplemented by amendment to include said statements when prepared within the time permitted.

On October 31, 1995, the Company filed a report on Form 8-K in connection with the merger of its wholly owned subsidiary, PhoneTel II Inc., an Ohio corporation with and into Public Telephone Corporation, an Indiana corporation, on October 16, 1995. This report was incomplete due to the impracticability to provide at the time of the filing all of the requisite financial information. The Company has commenced the preparation of the remainder of the requisite financial statements and pro forma information and anticipates that this Form 8-K will be supplemented by amendment to include said statements when prepared within the time permitted.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   PHONETEL TECHNOLOGIES, INC.



Date:  November 10, 1995                           /s/ Daniel J. Moos
                                                   ----------------------------
                                                   Daniel J. Moos
                                                   Executive Vice President and
                                                   Chief Financial Officer