Form 10-Q/A
period 1995-09-30
PHONETEL TECHNOLOGIES INC
filed 1995-12-29
CIK 821511

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                FORM 10-QSB/A

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

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.............. 11


PART II.  OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K........................... 15

                     Signatures................................................. 15

                         PART I.  FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                               SEPTEMBER 30,               DECEMBER 31,
                                                                   1995                        1994
                                                            -------------------          -----------------
                                                                (UNAUDITED)
ASSETS

Current assets:
  Cash                                                      $         1,024,948          $         478,756
  Accounts receivable, net                                            1,540,313                    666,339
  Inventories                                                           749,798                    363,531
  Prepaid expenses                                                       96,233                     60,139
                                                            -------------------          -----------------
    Total current assets                                              3,411,292                  1,568,765


Property and equipment, net                                          11,849,383                  4,931,308
Intangibles, net                                                      8,757,440                  2,821,998
Other assets, net                                                     1,080,160                    835,830
                                                            -------------------          -----------------
                                                            $        25,098,275          $      10,157,901
                                                            ===================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         $         2,570,183          $       1,814,760
  Current portion of obligations under
     capital leases                                                      95,405                     94,343
  Accounts payable                                                    3,637,606                  2,239,745
  Accrued expenses                                                      717,093                  1,089,021
  Reserve for nonrecurring items (Note 6)                             1,189,834                       -
                                                            -------------------          -----------------
    Total current liabilities                                         8,210,121                  5,237,869

Long-term debt                                                        6,349,294                  2,063,896

Obligations under capital leases                                      1,436,478                    208,269

Total shareholders' equity (Note 4)                                   9,102,382                  2,647,867
                                                            -------------------          -----------------
                                                            $        25,098,275          $      10,157,901
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

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)


                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------------------
                                                                   1995                         1994
                                                            -------------------          -----------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
    Net loss                                                $        (3,537,757)         $      (1,308,152)
    Adjustments to reconcile net loss
    to net cash flow from
    operating activities:
       Depreciation and amortization                                  2,164,822                  1,574,042
       Stock and stock awards issued                                     90,552                     17,500
       Changes in assets and liabilities:
           Accounts receivable                                         (345,246)                  (617,360)
           Inventories                                                 (155,494)                    70,458
           Prepaid expenses                                              10,015                    (14,362)
           Reserve for nonrecurring items                             1,189,834                       -
           Accounts payable and accrued expenses                        322,256                  1,646,501
                                                            -------------------          -----------------
                                                                       (261,018)                 1,368,627
                                                            -------------------          -----------------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Purchases of companies, net of cash acquired                         (300,971)                (2,143,119)
  Purchases of property and equipment, net                             (147,460)                  (271,325)
  Changes in intangibles and other assets                              (593,124)                  (425,441)
                                                            -------------------          -----------------
                                                                     (1,041,555)                (2,839,885)
                                                            -------------------          -----------------
CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock                            1,850,413                  1,474,999
    Dividends paid                                                      (40,375)                      -
    Debt financing costs                                                   -                       (70,000)
    Equity financing costs                                              (83,212)                  (104,689)
    Proceeds from warrant and option
       exercises                                                         35,000                    553,460
    Proceeds from debt issuances                                      1,400,000                  1,400,000
    Principal payments on borrowings                                 (1,313,061)                (1,759,090)
                                                            -------------------          -----------------
                                                                      1,848,765                  1,494,680
                                                            -------------------          -----------------

Increase (decrease) in cash                                             546,192                     23,422

Cash:
  At beginning of period                                                478,756                     83,555
                                                            -------------------          -----------------
  At end of period                                          $         1,024,948          $         106,977
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
                                                  ============

The Company had a working capital deficit of $4,798,829 at September 30, 1995 compared to a working capital deficit of $3,669,104 at December 31, 1994, an increase of 1,129,725.

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

NOTE 4 - SHAREHOLDERS' EQUITY
-----------------------------

As of September 30, 1995 and December 31, 1994 shareholders' equity consisted of the following:

                                                                    September 30,            December 31,
                                                                        1995                    1994
                                                                    -------------           -------------
10% Cumulative Preferred Stock ($10 stated
value - 550,000 shares authorized; 530,534
shares outstanding at September 30, 1995)                           $   5,305,340           $        -

10% Cumulative Redeemable Preferred Stock
($1,000 stated value - 3,880 shares authorized;
1,496 shares issued and outstanding at
September 30, 1995 and December 31, 1994)                                       1                       1

8% Cumulative Redeemable Preferred Stock
($100 stated value - 16,000 shares
authorized; 12,200 shares issued and
outstanding at September 30, 1995 and
December 31, 1994)                                                        981,084                 981,084

7% Cumulative Convertible Redeemable Preferred
Stock ($100 stated value - 2,500 shares
authorized, issued and outstanding at
September 30, 1995 and December 31, 1994)                                 200,000                 200,000

Common Stock ($0.01 par value - 22,500,00
shares authorized; 14,494,281 and 9,132,940
shares issued and outstanding at September 30, 1995
and December 31, 1994)                                                    144,940                  91,328

Additional paid-in capital                                             13,352,953               8,679,258

Accumulated deficit                                                   (10,881,936)             (7,303,804)
                                                                    -------------           -------------
                                                                    $   9,102,382           $   2,647,867
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
                                              ============

The Company had a working capital deficit of $4,798,829 at September 30, 1995 compared to a working capital deficit of $3,669,104 at December 31, 1994, an increase of $1,129,725.

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




                                                   PHONETEL TECHNOLOGIES, INC.



Date:  December 29, 1995                           /s/ Daniel J. Moos
                                                   ----------------------------
                                                   Daniel J. Moos
                                                   Executive Vice President and
                                                   Chief Financial Officer