Form 10QSB/A
period 1995-09-30
PHONETEL TECHNOLOGIES INC
filed 1996-01-03
CIK 821511

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                               FORM 10-QSB/A-1

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

                          PART II.  OTHER INFORMATION


ITEMS 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)     Exhibits:

            (27)  Financial Data Schedule



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       PHONETEL TECHNOLOGIES, INC.
                                              (Registrant)


Date:  January 3, 1996                     /s/ Daniel J. Moos
                                           ------------------
                                           Daniel J. Moos
                                           Executive Vice President
                                           Treasurer and
                                           Chief Financial Officer