Form 10KSB/A
period 1995-12-31
PHONETEL TECHNOLOGIES INC
filed 1996-04-29
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-KSB/A-1
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 (Fee required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                             -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         OHIO                                      34-1462198
         ----                                      ----------
(STATE OF OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO,)
INCORPORATION OR ORGANIZATION)

1127 EUCLID AVENUE, SUITE 650, STATLER OFFICE TOWER             44115-1601
- ---------------------------------------------------             ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (216) 241-2555
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                               NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                       ON WHICH REGISTERED
     -------------------                       -------------------
            NONE                                        NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR PAST 90 DAYS.       YES X  NO
                                                               ---   ---

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB
OR ANY AMENDMENT TO THIS FORM 10-KSB.   [ X ]

Revenues for the year ended December 31, 1995 $18,717,983.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 26, 1996 was $12,470,948.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 26, 1996 was 3,824,027

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---


                               Page 1 of 25 Pages

The undersigned registrant hereby amends the following items and exhibits of its Annual Report for the fiscal year ended December 31, 1995 previously filed on Form 10-KSB as set forth in the pages attached hereto.

         COVER PAGE

         PART III

                  ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS
                           OF THE REGISTRANT

                  ITEM 10. EXECUTIVE COMPENSATION

                  ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGE-
                           MENT

                  ITEM 12. CERTAIN RELATIONSHIPS AND RE-
                           LATED TRANSACTIONS

         PART IV

                  ITEM 13. EXHIBITS, LIST AND REPORTS ON
                           FORM 8-K



                               Page 2 of 25 Pages

PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table sets forth the names and ages of the members of the Company's Board of Directors and the positions with the Company held by each.

      Name                       Age        Position
      ----                       ---        --------
      Peter G. Graf              58         Chairman,
                                            Chief Executive Officer
                                            and Director

      Stuart Hollander           66         Vice Chairman
                                            Director

      George H. Henry            42         Director

      Joseph Abrams              60         Director

      Aron Katzman               58         Director

      Steve Richman              52         Director

      Nickey B. Maxey            39         Director

PETER G. GRAF has been a Director, Chairman and Chief Executive Officer of the Company since June 1995. Mr. Graf is an attorney and Certified Public Accountant.

STUART HOLLANDER has been a Director and Vice Chairman since September 1995. Mr. Hollander was founder, principal owner and Chairman of the Board of World Communications, Inc. until it was merged into the Company in 1995. Prior to that he was Executive Vice President of Hollander & Company, Inc., one of the largest distributors of consumer electronics in the U.S., representing Zenith Radio Corporation; the founder and an officer of Lesley Acceptance Corporation; Chairman and a Member of the Board of Jaeger of Canada, Inc.; and Board Member of Pioneer Bank and Trust Company.

GEORGE H. HENRY has been a Director since April 1993. Mr. Henry has been the Managing Director of G. Howard Associates, Inc., a private investment firm, since 1986. Mr. Henry is also a Director of Biovail Corporation International, a pharmaceutical company, and a Trustee of Mitchell College.

JOSEPH ABRAMS has been a Director since September 1995. Mr. Abrams is also a Director of Merisel, Inc. a publicly traded company that distributes micro computer hardware and software, and Spectrum Signal Processing, Inc., a publicly traded company that specializes in digital signal solutions. Previously, Mr. Abrams was founder and President of AGS Computers.

                               Page 3 of 25 Pages

ARON KATZMAN has been a Director since September 1995. Mr. Katzman is President of New Legends, Inc., a country club\residential community in the St. Louis area, and Chairman and Chief Executive Officer of Decorating Den of Missouri, a company engaged in the selling of decorating franchises in Missouri. Previously, Mr. Katzman was founder and former Director of Medicine Shoppe, Inc., a franchisor of pharmacies, and Chairman and Chief Executive Officer of Roman Company, a manufacturer and distributor of fashion costume jewelry, from 1984 until it was sold in 1994.

STEVEN RICHMAN has been a Director since September 1995. Mr. Richman is owner, Chairman and President of Fabric Resources International. Previously, Mr. Richman was founder and an officer of Cable Systems USA; an officer at Cellular Systems USA and USA Mobile Communica tions, Inc. II.

NICKEY B. MAXEY has been a Director since April, 1996. Mr. Maxey was the founder of International Pay Phones, Inc., Tennessee and International Pay Phones, Inc., South Carolina, both pay telephone companies. In April 1996 both pay phone companies were merged into the Company at which time he was elected as a Director by the Board of Directors. Mr. Maxey is the President of Resort Hospitality Services, Inc. of Hilton Head, a company offering telecommunica tions services to the hospitality industry.

         EXECUTIVE OFFICERS OF THE REGISTRANT

DANIEL J. MOOS, age 45, has served as Executive Vice President, Chief Financial Officer and Treasurer since June 1994. Mr. Moos was a Director of the Company from June 1995 to April 1996 at which time he resigned. Prior to joining the Company, Mr. Moos has served in various financial and operating positions with B.F. Goodrich, Argo-Tech, LDI Corporation and Business Health Network.

GARY PACE, age 45, has served as Senior Vice President of the Company since its merger with World Communications, Inc. in September 1995. Prior to joining the Company, Mr. Pace was President of World Communications, Inc.

TAMMY L. MARTIN, age 31, joined the Company in 1993 as Associate Legal Counsel. Ms. Martin has served as Secretary and General Counsel for the Company since September 1995. Prior to joining the Company, Ms. Martin was in private legal practice.

ITEM 10.  EXECUTIVE COMPENSATION

On May 1, 1995 the Company entered into an employment agreement with the Company's former Chief Executive Officer, Jerry Burger. The agreement would have entitled Mr. Burger to annual salaries of $180,000, $190,000 and $205,000 during the three year term of the agreement. The employment agreement also provided for an automatic two year extension of the term if not terminated by the Company on or before May 1, 1997 (the "Extended Term") and that the salaries

                               Page 4 of 25 Pages
for said two years would have been $225,000 and $250,000, respectively. Pursuant to the employment agreement, if a change in control of the Company would have occurred as defined therein, Mr. Burger would have been entitled to terminate the agreement and to receive payment from the Company in the amount of one hundred fifty percent (150%) of the salary which would have been payable for the unexpired portion of the agreement. On September 15, 1995, the Company and Mr. Burger entered into a Separation Agreement, which provided for the termination of the Employment Agreement and the resignation of Mr. Burger as a director, officer, and employee of the Company. Pursuant to the Separation Agreement, the Company agreed to pay Mr. Burger the amount of $650,000 in installments, with the final amount paid March 15, 1996.

On May 1, 1995 the Company entered into an employment agreement with the Company's former President, Chief Operating Officer and Secretary, Bernard Mandel. The agreement would have entitled Mr. Mandel to annual salaries of $140,000, $150,000 and $165,000 over the three year term of the agreement. The employment agreement also provided for an automatic two year extension of the term if not terminated by the Company on or before May 1, 1997 (the "Extended Term") and that the salaries for said two years would have been $225,000 and $250,000, respectively. Pursuant to the employment agreement, if a change in control of the Company would have occurred as defined therein, Mr. Mandel would have been entitled to terminate the agreement and to receive payment from the Company in the amount of one hundred fifty percent (150%) of the salary which would have been payable for the unexpired portion of the agreement. On September 15, 1995, the Company and Mr. Mandel entered into a Separation Agreement, which provided for the termination of the Employment Agreement and the resignation of Mr. Mandel as a director, officer, and employee of the Company. Pursuant to the Separation Agreement, the Company agreed to pay Mr. Mandel the amount of $450,000 in installments, with the final amount paid March 15, 1996.

On May 1, 1995 the Company entered into an employment agreement with the Company's Chief Financial Officer, Daniel J. Moos. The agreement with Mr.
Moos entitles him to annual salaries of $95,000, $105,000 and $120,000 during the three year term of the agreement. Pursuant to the employment agreement, if there occurs a change in control of the Company as defined therein, Mr. Moos is entitled to terminate the agreement and to receive payment from the Company in the amount of one hundred fifty percent (150%) of the salary which would have been payable for the unexpired portion of the agreement. The employment agreement also provides for an automatic two-year extension of the term if not terminated by the Company on or before May 1, 1997 (the "Extended Term") and that the salaries for said two years shall be $130,000 and $140,000, respectively.

On September 22, 1995 the Company entered into an employment agreement with the Company's Vice Chairman of the Board, Stuart Hollander. The agreement with Mr. Hollander entitles him to annual salaries of $125,000 and $135,000 during the two year term of the agreement.

On September 22, 1995 the Company also entered into an employment agreement with the Company's Senior Vice President, Gary Pace. The agreement with Mr. Pace entitles him to annual salaries of $110,000 and $120,000 during the two year term of the agreement.

The following table sets forth a summary of all compensation of the Company's Chief Executive Officer and all other executive officers whose total compensation exceeded $100,000 per year for any year in the three year period ended December 31, 1995.

                               Page 5 of 25 Pages

================================================================================================================================
                                                     SUMMARY COMPENSATION TABLE
================================================================================================================================
                                                                                          Long-Term Compensation

                           Annual Compensation                                       Awards                    Payouts

        (a)              (b)         (c)           (d)           (e)            (f)           (g)           (h)          (i)
       -----            ----         ----         ----          ----           ----          ----           ----         ----
                                                                                                                         All
                                                                Other                                      Long-        Other
        Name                                                   Annual        Restricted                     Term         Com-
        and                                                    Compen-         Stock       Options/      Incentive       pen-
     Principal                      Salary        Bonus        sation        Award(s)        SARs         Payouts       sation
      Position          Year         ($)           ($)           ($)            ($)        (Number)         ($)          ($)
     ---------          ----        ------       ------        ------         -------       -------       -------       -----
  Jerry H. Burger       1995       $ 74,293      $13,600      $ 13,600(8)      --          62,500          --         $ 212,000(2)
    Former Chief        1994       $ 40,000           --            --         --              --          --             --
     Executive          1993       $ 42,000      $75,000      $  5,917(1)      --          43,333(4)       --             --
      Officer
   Bernard Mandel       1995       $147,544      $ 9,760      $  9,760(9)      --          41,666          --         $ 146,500(3)
       Former           1994       $ 88,894           --      $  4,154(1)      --              --          --             --
     President,         1993       $ 83,269      $25,000      $  3,698(1)      --          10,000(5)       --             --
  Chief Operating
     Officer, &
     Secretary
   Peter G. Graf        1995            --            --            --         --          47,583          --             --
  Chief Executive       1994            --            --            --         --          24,705          --             --
      Officer,
Chairman & Director

   Daniel J. Moos       1995       $ 95,000      $ 1,442      $ 12,800(7)                  54,999(6)
   Executive Vice
     President,
   Chief Financial
      Officer,
     Treasurer

1    Value of non-business use of Company automobile.

2 Represents payment under Separation Agreement and related expenses excluding payment of $445,000 plus accrued interest of $4,291 paid on March 15, 1996.

3 Represents payment under Separation Agreement excluding payment of $308,500 plus accrued interest of $2,976 paid on March 15, 1996.

4    26,000 options expired in 1995.

5    Expired in 1995.

6    33,000 options not vested at December 31, 1995.

7    Represents the value of 2,666 shares paid to Executive for services provided.

8    Represents the value of 2,833 shares paid to Executive for services provided.

9    Represents the value of 2,033  shares paid to Executive for services provided.

                               Page 6 of 25 Pages

========================================================================================================================
                                          OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                   (INDIVIDUAL GRANTS)
========================================================================================================================
                                       NUMBER              PERCENT OF
                                         OF              TOTAL OPTIONS/
                                     SECURITIES          WARRANTS/SARS       EXERCISE
                                     UNDERLYING            GRANTED TO         OR BASE        MARKET
           NAME AND                 OPTIONS/SARS          EMPLOYEES IN         PRICE        PRICE ON
      PRINCIPAL POSITION            GRANTED (#)           FISCAL YEAR         (S/SH)        DATE OF         EXPIRATION
              (A)                       (B)                   (C)               (D)          GRANT           DATE (E)
        ---------------              ---------              -------           ------        -------         ----------
      Jerry H. Burger                  62,500                 9.5%             $6.00         $6.28          August 31,
    Former Chief Executive                                                                                     1997
            Officer
       Bernard Mandel                  41,666                 6.3%             $6.00         $6.28          August 31,
      Former President,                                                                                      1997
Chief Operating Officer, & Secretary
         Peter G. Graf                 41,833                 6.3%             $5.70         $6.00         December 31,
    Chief Executive Officer                                                                                    1997
      Chairman & Director               5,750                 0.9%             $6.00         $6.39          August 15,
                                                                                                               2000
         Daniel J. Moos                54,999                 8.3%             $6.00         $6.28          Two years
         Executive Vice                                                                                       after
           President,                                                                                    termination of
     Chief Financial Officer                                                                               employment
           & Treasurer


==================================================================================================================
                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                         AND
                                               FY-END OPTION/SAR VALUES
==================================================================================================================
                                                                              NUMBER OF
                                                                             SECURITIES               VALUE OF
                                                                             UNDERLYING              UNEXERCISED
                                           SHARES                            UNEXERCISED            IN-THE-MONEY
                                          ACQUIRED                          OPTIONS/SARS            OPTIONS/SARS
                                             ON             VALUE           AT FY-END (#)           AT FY-END ($)
                                          EXERCISE        REALIZED          EXERCISABLE/            EXERCISABLE/
                NAME                        (#)              ($)            UNEXERCISABLE           UNEXERCISABLE
                 (A)                        (B)              (C)                 (D)                     (E)
               -------                    -------          -------             -------                 -------
            Peter G. Graf                   -0-              -0-                75,064                 $31,316
       Chief Executive Officer
         Chairman & Director
           Jerry H. Burger                  -0-              -0-               127,361                 $31,840
   Former Chief Executive Officer
           Bernard Mandel                   -0-              -0-                66,666                 $91,667
          Former President,
      Chief Operating Officer &
              Secretary
          Daniel J. Moos                    -0-              -0-                54,999(1)              $13,750(2)
          Executive Vice
           President,
      Chief Financial Officer
            & Treasurer

1   33,333 not vested, unexercisable
2   $8,333 not vested, unexercisable



                               Page 7 of 25 Pages

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 26, 1996, regarding the beneficial ownership of the Common Stock, owned by each Director of the Company, each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, and all directors and officers as a group. Unless otherwise indicated, the number of shares of Common Stock owned by the named shareholders assumes the exercise of the warrants or options, the number of which is separately referred to in a footnote, and the percentage shown assumes the exercise of such warrants or options and assumes that no warrants or options held by others are exercised. This information is based upon information furnished by such persons and statements filed with the Securities and Exchange Commission and other information known by the Company.


====================================================================================================================
                  NAME AND ADDRESS                            AMOUNT AND NATURE                  PERCENTAGE
                         OF                                           OF                             OF
                  BENEFICIAL OWNER                             BENEFICIAL OWNER                 OUTSTANDING
                                                                                                COMMON STOCK
====================================================================================================================

                    Peter G. Graf                                1,009,922(1)                      21.54%
      Director, Chairman & Chief Executive Officer
                Six East 43rd Street
                 New York, NY 10017

                   Nickey B. Maxey                                403,927(2)                       10.32%
                      Director
                81 Brahms Point Road
             Hilton Head Isl., SC 29926

                   Steven Richman                                 255,293(3)                        6.40%
                      Director
                    9 Beech Lane
                Kings Point, NY 11024

                    Joseph Abrams                                 190,996(4)                        4.76%
                      Director
                  85 Old Farm Road
                Bedminister, NJ 07921

                    Aron Katzman                                  171,096(5)                        4.32%
                      Director
                  10 Layton Terrace
                 St. Louis, MO 63124


                                                Page 8 of 25 Pages

====================================================================================================================
                  NAME AND ADDRESS                            AMOUNT AND NATURE                  PERCENTAGE
                         OF                                           OF                             OF
                  BENEFICIAL OWNER                             BENEFICIAL OWNER                 OUTSTANDING
                                                                                                COMMON STOCK
====================================================================================================================
                  Stuart Hollander                                 99,252(6)                        2.60%
              Director & Vice Chairman
                   32 Lake Forest
                 St. Louis, MO 63117

                   George H. Henry                                360,376(7)                        9.34%
                      Director
                 6860 Sunrise Court
               Coral Gables, FL 33133

               ING Capital Corporation                          4,464,907(8)                       53.87%
            As agent for various lenders
                135 East 57th Street
                 New York, NY 10022

               Cerberus Partners, L.P.                          4,464,907(9)                       53.87%
            950 Third Avenue, 20th floor
                 New York, NY 10022

                    Protel, Inc.                                  400,000(10)                       9.47%
                  4150 Kidron Road
                 Lakeland, FL 33811

           Brenner Securities Corporation                         467,326(11)                      11.04%
                   277 Park Avenue
                 New York, NY 10172

                   J & C Resources                                476,160(12)                      12.02%
            216 Daniel Webster Highway S.
                  Nashua, NH 03060

        DeBartolo Corporation and Affiliates                      328,328(13)                       7.91%
                 7620 Market Street
                Youngstown, OH 44513

                 Daniel J. Moos                                    66,998(17)                       1.73%
           Executive Vice President,
            Chief Financial Officer
                  & Treasurer
                7399 Stow Road
               Hudson, OH  44236

                 Albert Miniaci                                   229,993(14)                       5.67%
             1411 S.W. 31st Avenue
            Pompano Beach, FL  33069

                 Jerry Burger                                    $159,242(15)                       4.03%
        Former Chief Executive Officer
               27040 Cedar Road
             Beachwood, OH  44122

                Bernard Mandel                                     69,949(16)                       1.80%
       Former President, Chief Operating
            Officer & Secretary
          8233 Whispering Pines Drive
              Russell, OH  44072

          Executive Officers and Directors                      2,602,897(18)                      48.53%
               As a group (10 persons)






                               Page 9 of 25 Pages

(1) Includes warrants to purchase 615,053 shares of Common Stock through March 13, 2001, and 250,000 shares of Common Stock by virtue of conversion of 14% Preferred Stock owned by him.

(2) Includes warrants to purchase 62,650 shares of Common Stock through March 31, 2001, and 29,005 shares of Common Stock by virtue of conversion of 14% Preferred Stock owned by him.

(3) Includes warrants to purchase 126,830 shares of Common Stock through March 13, 2001, 4,444 shares of Common Stock held by his spouse, and 41,667 shares of Common Stock by virtue of conversion of 14% Preferred Stock owned by him.

(4) Includes warrants to purchase 125,997 shares of Common Stock through March 13, 2001 and 58,333 shares of Common Stock by virtue of conversion of 14% Preferred Stock owned by him.

(5) Includes warrants to purchase 95,128 shares of Common Stock through March 13, 2001 and 44,040 shares of Common Stock by virtue of conversion of 14% Preferred Stock owned by him.

(6)      Includes 46,566 shares of Common Stock held by his spouse.

(7) Includes options to purchase 35,000 shares of Common Stock through October 9, 1998.

(8) Includes warrants to purchase 2,048,240 shares of Common Stock and warrants to purchase 2,416,667 shares of Common Stock by virtue of debt conversion.

(9) Includes warrants to purchase 2,048,240 shares of Common Stock and warrants to purchase 2,416,667 shares of Common Stock by virtue of debt conversion.

(10) Represents warrants to purchase 400,000 shares of Common Stock through March 13, 1999.

(11) Includes warrants to purchase 310,660 shares of Common Stock through March 13, 2001 and 100,000 shares of Common Stock by virtue of conversion of 14% Preferred Stock owned by the company.

(12) Represents 137,500 shares of Common Stock by virtue of conversion of 14% Preferred Stock owned by the company.


                               Page 10 of 25 Pages

(13) Includes options to purchase 41,666 shares of Common Stock through February 28, 1999, warrants to purchase 119,982 shares of Common Stock through March 13, 2001 and 166,680 shares of Common Stock by virtue of conversion of 14% Preferred Stock owned by the company.


(14) Includes warrants to purchase 179,996 shares of Common Stock through March 13, 2001, and 49,997 shares of Common Stock by virtue of conversion of 14% Preferred Stock owned by him.

(15) Includes options to purchase 127,361 shares of Common Stock through August 31, 1997.

(16) Includes options to purchase 66,666 shares of Common Stock through August 31, 1997 and 1,250 shares of Common Stock held by his spouse.

(17) Includes options to purchase 54,999 shares of Common Stock which expire two years after termination of employment.

(18) Includes beneficial ownership of Common Stock described above with respect to Messrs. Graf, Moos, Maxey, Richman, Abrams, Katzman, Hollander, Henry, and beneficial ownership of Common Stock of Mr. Pace and Ms. Martin.

- -------------------------------------------------------------------------------

VOTING AGREEMENTS. On September 22, 1995, the Company acquired World Communications, Inc. ("WCI") by the merger of WCI with and into a wholly-owned subsidiary of the Company (the "Merger"). As an inducement for WCI to enter into the Merger, and the WCI shareholders to approve the Merger, certain shareholders of the Company (including Messrs. Graf, Henry and Abrams, directors of the Company) entered into a voting and proxy agreement dated as of September 22, 1995, as amended (the "WCI voting Agreement") with WCI wherein said holders agreed to call a meeting of the shareholders of the Company to approve the following proposals (the "Proposals"): to increase the number of directors of the Company from seven to eight, to elect (or, if already appointed by the Board of Directors of the Company, to rarify the appointment
of) four directors designated jointly by Stewart Hollander and Aron Katzman; and to approve the grant of conversion rights which would attach immediately to the 10% Non-Voting Preferred Stock issued to the WCI shareholders in connection with the Merger (the "10% Preferred Stock"), such that each share of 10% Preferred Stock would be convertible into shares of Common Stock at a conversion ratio of 10 shares of Common Stock per one share of 10% Preferred Stock (due to the six-for-one reverse stock split of the Common Stock which subsequently occurred, the conversion ratio is 1.6667 shares of Common Stock for each one share of 10% Preferred Stock). Messrs Hollander and Katzman were officers and directors of WCI, and are currently directors of the Company. In addition, the Company entered into a Voting and Proxy Agreement dated October 16, 1995 with the former shareholders of Public Telephone Corporation, which was acquired by the Company in exchange for the issuance of shares of Common Stock (the "Public Voting Agreement"), pursuant to which the former shareholders of Public Telephone Corporation are obligated to vote for the Proposals. Pursuant to the WCI Voting Agreement and the Public Voting Agreement, Mr. Aron Katzman has been appointed as the proxy to vote all of the shares of each shareholder who is a party to either the WCI Voting Agreement or the Public Voting Agreement in favor of the Proposals, in the event that any such shareholders fails to comply with the provisions of either the WCI Voting Agreement or the Public Voting Agreement. The amount of shares of Common Stock subject to either the WCI Voting Agreement or the Public Voting Agreement is 1,244,767 shares, or 32.55% of the outstanding Common Stock. Pursuant to the WCI Voting Agreement, the shareholders of the Company who are parties thereto, have agreed that, in the event the Proposals are not approved by shareholders at this annual meeting, then they shall exercise, in accordance with their terms, within thirty days thereafter, options and warrants held by them to the extent necessary so that at least 52% of the outstanding shares of Common Stock of the Company will be obligated to vote in favor of the Proposals, assuming for purposes of this calculation that all of the 402,500 shares of Common Stock, or 10.52% of the Outstanding Common Stock, issued in connection with the Merger (the "Merger Common Stock") are so obligated.

        In addition, subsequent to the WCI Voting Agreement, the Company entered into separate voting and proxy agreements with certain other persons who received shares of Common Stock as consideration for the acquisition by the Company of their businesses and who are thereby obligated to vote for the Proposals. These other agreements were as follows: Voting Agreement dated as of March 15, 1996 by and among the Company and the former shareholders of International Pay Phones, Inc. of South Carolina; Voting Agreement dated March 15, 1996, by and among the Company and the former shareholders of International Pay Phones, Inc. of Tennessee; and Voting Agreement dated as of March 15,
1996, by and among the Company and the former shareholders of Paramount Communications Systems, Inc. The shares of Common Stock subject to the foregoing Voting Agreements are 555,589 shares, or 14.53% of the outstanding Common Stock.

        In the event that all the shares of the Merger Common Stock and the Common Stock subject to the WCI Voting Agreement, the Public Voting Agreement and the other Voting Agreements referenced above are voted in favor of the Proposals, then 57.60% of the Common Stock would be voted in favor of the Proposals.

        In addition, the Company has entered into a Voting and Proxy Agreement as of February 21, 1996, with certain holders of the 10% Preferred Stock who, in the aggregate, hold in excess of 50% of the outstanding shares of 10% Preferred Stock (the "10% Preferred Voting Agreement") pursuant to which said holders have agreed to their shares of 10% Preferred Stock vote for the Proposals with respect to the class vote of the 10% Preferred Stock. The holders of the 10% Preferred Stock who are parties to said agreement include Messrs. Hollander and Katzman, directors of the Company, and Mr. Pace, an executive officer of the Company. The parties to the 10% Preferred Voting Agreement have appointed Peter G. Graf, Chairman, CEO and a director of the Company, and Tammy L. Martin, General Counsel and Secretary of the Company, as proxies to vote their shares of 10% Preferred Stock in favor of the Proposals in the event that any such shareholder fails to comply with the provisions of the 10% Preferred Voting Agreement. A total of 340,175 shares of 10% Preferred Stock are subject to the 10% Preferred Voting Agreement, or 64.12% of the 10% Preferred Stock.

         POSSIBLE CHANGE IN CONTROL

On March 15, 1996, the Company entered into a credit agreement ("Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P. (the "Lenders") pursuant to which the Company borrowed $30,530,954 from the Lenders (the "Loan"). In connection with the Loan, the Lenders were granted warrants to acquire preferred stock which, in turn, is convertible into a total of 4,096,480 shares of Common Stock. Furthermore, up to $29,000,000 of the principal amount of the Loan is convertible into preferred stock which, in turn, is convertible into a total of 4,833,333 shares of Common Stock. The Company is unable to predict whether the aforementioned rights of the Lenders pursuant to the Credit Agreement would, without more, result at a subsequent date in a change of control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 15, 1996, warrants to purchase 2,018,946 shares of Common Stock at a nominal exercise price per share were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10% Cumulative Preferred, 8% Preferred, and the 7% Preferred, and conversion of certain debt of the Company into the 14% Preferred. The warrants expire on March 13, 2001. Concurrent with their exchange of debt and preferred stock for the 14% Preferred, the following Directors, Executive Officers or security holders of more than 5% of the Company stock were issued warrants to purchase Common Stock at a nominal exercise price.


                                                     VALUE OF
                                                 DEBT/PREFERRED
                                                   SURRENDERED
                                                      AND 14%               NUMBER OF
                                                     PREFERRED              WARRANTS
                                                      ISSUED                 ISSUED
              =============================================================================
                       Peter G. Graf                $1,500,000               539,989
                  Chief Executive Officer
                    Chairman & Director


                               Page 11 of 25 Pages

                                                 VALUE OF
                                              DEBT/PREFERRED
                                                SURRENDERED
                                                  AND 14%               NUMBER OF
                                                 PREFERRED              WARRANTS
                                                  ISSUED                 ISSUED
          =============================================================================
                   Joseph Abrams                 $ 350,000               125,997
                      Director

                    Aron Katzman                 $ 264,250                95,128
                      Director

                   Steven Richman                $ 250,000                89,998
                      Director

                    Nickey Maxey                 $ 174,032                62,650
                      Director

                 Brenner Securities              $ 600,000               143,994
                    Corporation
                 Financial Advisors

                  J & C Resources                $ 825,000               296,994(1)
                      5% Owner

                  DeBartolo Corporation         $1,000,000               119,982
                        5% Owner

(1)    Exercised on March 21, 1996.



                               Page 12 of 25 Pages

PART IV

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1. Financial Statements - Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1995.

         Report of Independent Accountants .................................F-1

         Consolidated Balance Sheets as of December 31, 1995 and 1994 ......F-2

         Consolidated Statements of Operations for the Years Ended
              December 31, 1995 and 1994 ...................................F-3

         Consolidated Statements of Shareholders' Equity for the Years Ended
              December 31, 1995 and 1994 ...................................F-4

         Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1995 and 1994 ...................................F-5

         Notes to Financial Statements for the Years Ended
              December 31, 1995 and 1994 ...................................F-7

2.       Exhibits

         3.1            Articles of Incorporation (1)

         3.2            Amendment to Articles of Incorporation dated August 30,
                        1989 (2)

         3.3            Amended and Restated Code of Regulations (7)

         3.5            Amendment to Articles of Incorporation dated January 3,
                        1992 (7)

         3.6            Amendment to Articles of Incorporation dated January 20,
                        1992 (7)

         3.7            Amendment to Articles of Incorporation dated April 9,
                        1992 (8)

         3.8            Amendment to Articles of Incorporation dated June 18,
                        1993 (10)

         3.9            Amendment to Articles of Incorporation dated June 30,
                        1993 (10)

         3.10           Amendment to Articles of Incorporation dated September
                        22, 1995 (15)

         3.11           Amendment to Articles of Incorporation dated December
                        15, 1995 (15)

         3.12 Amendment to Articles of Incorporation dated February 28,1996 - Enclosed herewith, replacing in its entirety
                        Exhibit 3.12 as previously filed with Form 10-KSB for the year ended December 31, 1995

         4.1           Specimen of Common Stock Certificate (3)


                               Page 13 of 25 Pages

         4.2            Form of 10% Non-Voting Preferred Stock (15)

         4.3            Form of 14% Convertible Preferred Stock (15)

         10.1 Stock Option Agreement between William Tymoszczuk and PhoneTel Technologies, Inc., dated March 1, 1987 (3)

         10.4           Stock Incentive Plan for Key Employees, dated May 5,
                        1987 (1)

         10.30 Stock Option Agreement between PhoneTel Technologies, Inc. and Richard E. George (4)

         10.31 Amended and Restated Stock Option Agreement between PhoneTel Tech nologies, Inc. and Jerry H. Burger dated July 1, 1993 (10)

         10.32 Stock Option Agreement dated July 1, 1993 between PhoneTel Technolo gies, Inc. and Bernard Mandel (10)

         10.36 Billing and Collection Services Agreement between Zero Plus Dialing, Inc. and PhoneTel Technologies, Inc. dated March 5, 1991 (6)

         10.40 Advanced Payment Agreement between PhoneTel Technologies, Inc. and Zero Plus Dialing, Inc. dated March 5, 1991 (6)

         10.44 Form of Stock Option Agreement between PhoneTel Technologies, Inc. and DeBartolo, Inc. (5)

         10.45 Extension of Stock Option Agreement between PhoneTel Technologies, Inc. and The Edward J. DeBartolo Corporation (10)

         10.55 Separation Agreement dated September 15, 1995 between PhoneTel Technologies, Inc. and Jerry Burger, together with amendments thereto (15)

         10.56 Separation Agreement dated September 15, 1995 between PhoneTel Technologies, Inc. and Bernard Mandel, together with amendments thereto (15)

         10.58 Lease Agreement between PhoneTel Technologies, Inc. and Bankers Leasing Association, Inc. dated February 12, 1992 (7)

         10.60 Registration Rights Agreement dated April 10, 1992 among PhoneTel Technologies, Inc., George H. Henry, Carl Kirchhoff and Charles Stuart (7)

         10.64 Registration Rights Agreement among PhoneTel Technologies, Inc., J & C Resources, Inc. and Allen Moskowitz (7)

         10.68 Master Agreement between PhoneTel Technologies, Inc. and The Edward J. DeBartolo Corporation dated March 24, 1992
                        (7)

         10.69 Second Restated and Amended National Management Agreement between PhoneTel Technologies, Inc. and Fun-N-Games Associates dated March 24, 1992 (7)


                               Page 14 of 25 Pages

         10.70 Form of Stock Option Agreement and Registration Rights Agreement between PhoneTel Technologies, Inc. and The Edward J. DeBartolo Corpo ration (7)

         10.71 Stock Option Agreement and Registration Rights Agreement between PhoneTel Technologies, Inc. and William D. Moses, Jr. dated May 11, 1992 (7)

         10.71.1 Assignment Agreement between William D. Moses, Jr. and Edward A. Moulton transferring the right to receive options to acquire 5,000 shares of Common Stock of PhoneTel Technologies, Inc. (11)

         10.72 Stock Option Agreement and Registration Rights Agreement between PhoneTel Technologies, Inc. and George H. Henry dated March 24, 1992 (7)

         10.74 Letter Agreement between PhoneTel Technologies, Inc. and The Edward J. DeBartolo Corporation dated May 6, 1992
                        (7)

         10.75 Amendment No. 1 to Amended and Restated Loan Agreement and Regis tration Rights Agreement dated October 23, 1992 by and among PhoneTel Technologies, Inc., J & C Resources, Inc. and Allen Moskowitz (8)

         10.77 Lease between PhoneTel Technologies, Inc. and Trembal Construction Co. dba Statler Office Tower dated April 23, 1992 (8)

         10.78 Master Agreement between The Cafaro Company and PhoneTel Technolo gies, Inc. dated December 23, 1992 (8)

         10.79 Stock Option and Restricted Stock Agreement between The Cafaro Company and PhoneTel Technologies, Inc. dated December 23, 1992 (8)

         10.80 Form of Registration Rights Agreement between PhoneTel Technologies, Inc. and The Cafaro Company (8)

         10.87 Service Agreement dated July 1, 1992 between Litel Telecommunications Corporation dba LCI International and PhoneTel Technologies, Inc. (8)

         10.88 Amendment No. 2 to Service Agreement dated February 26, 1993 between Litel Telecommunications Corporation dba LCI International and PhoneTel Technologies, Inc. (8)

         10.94 Amended and Restated Purchase Agreement dated March 25, 1994 between PhoneTel Technologies, Inc., Alpha Pay Phones-IV, L.P., and American Telecommunications Management Corporation (9)

         10.94.1 Post-Closing Amendment to Amended and Restated Purchase Agreement dated August 25, 1994 between PhoneTel Technologies, Inc., Alpha Payphones-IV, L.P., and American Telecommunications Management Corporation (11)

         10.95 Purchase Price Promissory Note ($593,119.97) and related Purchase Price Note Security Agreement dated March 25, 1994 between PhoneTel Tech nologies, Inc. and Alpha Pay Phones-IV, L.P. (9)

                               Page 15 of 25 Pages

         10.95.1 Amendment No. 1 to Purchase Price Note Security Agreement dated August 25, 1994 between PhoneTel Technologies, Inc. and Alpha Pay Phones-IV, L.P. (11)

         10.95.2 Escrow Promissory Note ($300,000.00) dated August 25, 1994 between PhoneTel Technologies, Inc. and Alpha Pay Phones-IV, L.P. (11)

         10.95.3 Contingency Promissory Note ($7,500.00) dated August 25, 1994 between PhoneTel Technologies, Inc. and Alpha Pay Phones-IV, L.P. (11)

         10.96 Assignment and Acceptance Agreement dated August 25, 1994 between PhoneTel Technologies, Inc., Alpha Pay Phones-IV, L.P., American Telecommunications Management Corporation and Donovan Leisure Newton & Irvine (11)

         10.96.1 Consent Agreement dated October 14, 1994 between PhoneTel Technologies, Inc., Alpha Pay Phones-IV, L.P., American Telecommunications Management Corporation, Donovan Leisure Newton & Irvine and U. S. Long Distance, Inc. (11)

         10.97 Assignment and Assumption Agreement dated March 25, 1994 between Alpha Pay Phones-IV. L.P., American Telecommunications Management Corporation, PhoneTel Technologies, Inc. and U.S. Long Distance, Inc. (9)

         10.98 Renewal Promissory Note ($325,750.00) and related Amended and Restated Security Agreement dated March 25, 1994 between Alpha Pay Phones- IV, L.P., American Telecommunications Management Corporation and U.S. Long Distance, Inc. (9)

         10.99 Renewal Promissory Note ($1,775,788.00) and related Amended and Restated Security Agreement dated March 25, 1994 between Alpha Pay Phones-IV, L.P. and U.S. Long Distance, Inc. (9)

         10.99.1 Letter Agreement among PhoneTel Technologies, Inc., Alpha Pay Phones-IV, L.P. and U.S. Long Distance, Inc. dated September 29, 1994 (11)

         10.100         Promissory Note ($62,500.00) to U.S. Long Distance, Inc.
                        executed on behalf of Alpha Pay Phones-IV, L.P. (9)

         10.101 Operator Subscriber Service Agreement dated March 25, 1994 between U.S. Long Distance, Inc. and Alpha Pay Phones-IV, L.P. (9)

         10.102 Non-competition Agreement among PhoneTel Technologies, Inc., Alpha Pay Phones-IV, L.P., American
                        Telecommunications Management Corporation, Stephen C. Fowler and Ronald T. Huggard dated January 5, 1994 (10)

         10.103 Offshore Security Subscription Agreements entered into during March 1994 for approximately 500,000 shares of PhoneTel Technologies, Inc. Common Stock, placed to non-U. S. persons in an offshore transaction under Regulation S (10)

         10.104         Stock Option Agreement for WEA Investments, Inc.
                        relative to 50,000 shares of Common Stock under option dated on or about November 30, 1993 (10)

                               Page 16 of 25 Pages

         10.105 Stock Option Agreement with Allenstown Investments Limited dated on or about January 10, 1994 relative to grant of an option to purchase 126,000 shares of PhoneTel Technologies, Inc. Common Stock (10)

         10.106 Stock Option Agreement with Douglas Abrams with respect to 45,000 shares of Common Stock of PhoneTel Technologies, Inc. dated on or about January 10, 1994
                        (10)

         10.106.1 Amendment to Stock Option Agreement dated January 10, 1994 with Douglas Abrams with respect to 45,000 shares of Common Stock of PhoneTel Technologies, Inc. (11)

         10.107 Stock Option Agreement with William Moses, Jr. relative to 75,000 shares of Common Stock of PhoneTel Technologies, Inc. dated on or about January 29, 1993
                        (10)

         10.108 Agreement dated January 5, 1994 between PhoneTel Technologies, Inc. and the Estate of William Moses relative to loan in the amount of one million dollars and providing for warrants to purchase 100,000 shares and contingent right to acquire warrants to purchase 400,000 shares of PhoneTel Technologies, Inc. Common Stock (10)

         10.108.1 Agreement dated September 13, 1994 between PhoneTel Technologies, Inc. and the Estate of William Moses relative to restructuring the repayment schedule of certain monies owed by PhoneTel Technologies, Inc. and providing for warrants to purchase 45,000 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.109 Loan Agreement dated December 29, 1993 between PhoneTel Technologies, Inc. and certain lenders identified therein with respect to borrowing by PhoneTel Technologies, Inc. of $400,000 and the granting of warrants to purchase, in the aggregate, a total of 62,745 shares of Common Stock by PhoneTel Technologies, Inc. (10)

         10.109.1 Letter Agreement dated February 23, 1995 between PhoneTel Technologies, Inc. and certain lenders identified therein with respect to the extension of the maturity dates of certain promissory notes and the granting of additional warrants to purchase Common Stock of PhoneTel Technologies, Inc. (11)

         10.112 Service Agreement dated January 20, 1994 between Rochester Communications, Inc. and PhoneTel Technologies, Inc. (10)

         10.113 Offshore Security Subscription Agreements entered into during May 1994 for approximately 316,000 shares of PhoneTel Technologies, Inc. Common Stock, placed to non-U.S. persons in offshore transactions under Regulation S (11)

         10.114 Stock Option Agreement dated March 1, 1995 between PhoneTel Technologies, Inc. and Howard Meister relative to a grant of an option to purchase 10,000 shares of PhoneTel Technologies, Inc. Common Stock (11)


                               Page 17 of 25 Pages

         10.115 Stock Option Agreement dated March 3, 1994 between PhoneTel Technologies, Inc. and George H. Henry relative to a grant of an option to purchase 39,000 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.116 Stock Option Agreements dated in January 1994 between PhoneTel Technologies, Inc. and George H. Henry granting options to purchase, in the aggregate, a total of 106,551 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.117 Stock Option Agreement with George H. Henry dated in August 1993 relative to a grant of an option to purchase 150,000 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.118 Partial Assignment of Stock Option Agreement between Richard E. George and Gary Berk dated on or about April 23, 1994 and related Stock Option Agreement with Gary Berk a relative to 65,000 shares of Common Stock under option dated March 7, 1995 (11)

         10.119 Stock Option Agreement with Vincent Mann relative to 5,000 shares of Common Stock under option dated November 15, 1994 (11)

         10.120 Stock Option Agreement with Donald Vella with respect to 20,000 shares of Common Stock of PhoneTel Technologies, Inc. dated on or about November 15, 1994 (11)

         10.121 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Richard Thatcher dated March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 49,412 shares of PhoneTel Technologies, Inc. Common Stock (11)


         10.122 Warrant Agreements with Richard Thatcher dated February, March and April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 7,500 shares of PhoneTel Technologies, Inc. Common Stock
                        (11)

         10.123 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Gerald Waldshutz dated March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 41,177 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.124 Warrant Agreements with Gerald Waldshutz dated February, March and April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 6,250 shares of PhoneTel Technologies, Inc. Common Stock
                        (11)

         10.125 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Steve Richman dated March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 41,177 shares of PhoneTel Technologies, Inc. Common Stock (11)

                               Page 18 of 25 Pages

         10.126 Warrant Agreements with Steve Richman dated February, March and April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 6,250 shares of PhoneTel Technologies, Inc. Common Stock
                        (11)

         10.127 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Janice Fuelhart dated March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 49,412 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.128 Warrant Agreements with Janice Fuelhart dated February, March and April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 1,250 shares of PhoneTel Technologies, Inc. Common Stock
                        (11)

         10.129 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Peter Graf dated in March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 148,235 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.130 Warrant Agreements with Peter Graf dated February, March and April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 28,750 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.131 Stock Option Agreement dated May 24, 1994 between PhoneTel Technologies, Inc. and the Estate of William D. Moses, and subsequent assignment thereof dated February 2, 1995, relative to the grant of an option to purchase 50,000 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.132 Stock Option Agreement dated September 13, 1994 between PhoneTel Technologies, Inc. and the Estate of William D. Moses, and subsequent assignment thereof dated February 2, 1995, relative to the grant of an option to purchase 45,000 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.133 Warrant Agreement dated March 31, 1994 between PhoneTel Technologies, Inc. and the Estate of William D. Moses, and subsequent assignment thereof dated February 2, 1995, relative to the grant of warrants to purchase 200,000 shares of PhoneTel Technologies, Inc. Common Stock (11)

         10.134 Agreement and Plan of Merger dated September 22, 1995, together with Exhibits attached thereto, by and among PhoneTel Technologies, Inc. PhoneTel II, Inc., and World Communication, Inc. (12)

         10.135 Amendment to Agreement and Plan of Merger dated September 22, 1995 by and among PhoneTel Technologies, Inc., PhoneTel II, Inc., and World Communications, Inc.
                        (12)


                               Page 19 of 25 Pages

         10.136 Agreement and Plan of Merger dated October 16, 1995, together with Exhibits attached thereto, by and among PhoneTel Technologies, Inc., PhoneTel II, Inc., and Public Telephone Corporation. (13)

         10.137 Agreement and Plan of Merger dated November 22, 1995, between PhoneTel Technologies, Inc. and International Pay Phones, Inc., South Carolina corporation, and all amendments thereto. (14)

         10.138 Agreement and Plan of Merger dated November 22, 1995, between PhoneTel Technologies, Inc. and International Pay Phones, Inc., Tennessee corporation, and all amendments thereto. (14)

         10.139 Share Purchase Agreement dated as of November 16, 1995, between PhoneTel Technologies, Inc. and Paramount Communications Systems, Inc., and all amendments thereto. (14)

         10.140 Credit Agreement dated as of March 15, 1996 among PhoneTel Technologies, Inc., Various Lenders and Internationale Nederlanden (U.S.) Capital Corporation.
                        (14)

         10.141 Security Agreement dated as of March 15, 1996 among PhoneTel Technologies, Inc., Public Telephone Corporation, World Communications, Inc., Northern Florida Telephone Corporation and Paramount Communications Systems, Inc. and Internationale Nederlanden (U.S.) Capital Corporation as Agent for itself and certain other lenders. (14)

         10.142 Warrant Purchase Agreement dated as of March 15, 1996 between PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P. (14)

         10.143 Registration Rights Agreement dated as of March 15, 1996 between PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P. (14)

         10.144 Warrant Certificate dated as of March 15, 1996 granting Internationale Nederlanden (U.S.) Capital Corporation the right to purchase 102,412 shares of Series A Special Convertible Preferred Stock of PhoneTel Technologies, Inc. (15)

         10.145 Warrant Certificate dated as of March 15, 1996 granting Cerberus Partners, L.P. the right to purchase 102,412 shares of Series A Special Convertible Preferred Stock of PhoneTel Technologies, Inc. (15)

         10.146 Form of Warrant issued on March 15, 1996 to persons listed on Schedule A to this exhibit. (15)

         10.147 Operator Service Subscriber Agreement dated as of February 29, 1996 by and between Intellicall Operator Services, Inc. and PhoneTel Technologies, Inc. (15)

         10.148 Intellistar License Agreement dated as of February 29, 1996 by and between Intellicall, Inc. and PhoneTel Technologies, Inc. (15)

                               Page 20 of 25 Pages

         10.149 Relay Services Agreement dated as of February 29, 1996 by and between Intellicall, Inc. and PhoneTel Technologies, Inc. (15)

         10.150 Voting and Proxy Agreement dated as of September 22, 1995 by and among World Communications, Inc. and certain shareholders of PhoneTel Technologies, Inc. together with an Amendment thereto. (15)

         10.151 Voting and Proxy Agreement dated as of October 16, 1995 by and among PhoneTel Technologies, Inc. and the former shareholders of Public Telephone Corporation. (15)

         10.152 Voting Agreement dated as of March 15, 1996 by and among PhoneTel Technologies, Inc. and Jeff Huffman, Alton L. Huffman, Nickey Maxey and Hugh Collins. (15)

         10.153 Voting Agreement dated as of March 15, 1996 by and among PhoneTel Technologies, Inc. and Nickey Maxey and Hugh Collins. (15)

         10.154 Voting Agreement dated as of March 15, 1996 by and among PhoneTel Technologies, Inc. and the former shareholders of Paramount Communications Systems, Inc. (15)

         10.155 Voting and Proxy Agreement dated as of February 21, 1996 by and among PhoneTel Technologies, Inc. and the former shareholders of World Communications, Inc. (15)

         10.156 Employment Agreement dated May 1, 1995 between PhoneTel Technologies, Inc. and Daniel J. Moos (15)

         10.157 Stock Option Agreement dated April 1, 1995 between PhoneTel Technologies, Inc. and Daniel J. Moos (15)

         21             Subsidiaries of PhoneTel Technologies, Inc. (15)

         27             Financial Data Schedule (15)


         (1) Incorporated by reference from the Company's Registration Statement on Form S- 18 (Registration No. 33-16962C), filed with the Securities and Exchange Commission on September 1, 1987.

         (2) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-30428, filed September 27, 1989.

         (3) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-18 (Registration No. 33-16962C), filed with the Securities and Exchange Commission on October 30, 1987.

         (4) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 33-30428, filed October 27, 1989.

         (5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1989.

                               Page 21 of 25 Pages

         (6) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1990.

         (7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1991.

         (8) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1992.

         (9) Incorporated by reference from the Company's Form 8-K dated March 25, 1994.

         (10) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1993.

         (11) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1994.

         (12) Incorporated by reference from the Company's Form 8-K dated September 22, 1995.

         (13) Incorporated by reference from the Company's Form 8-K dated October 16, 1995.

         (14) Incorporated by reference from the Company's Form 8-K dated March 15, 1996.

         (15) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1995.

(b)      REPORT ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the fourth quarter of 1995.


         Form 8-K dated September 22, 1995:

         (a)    Financial Statements of Business Acquired:

                        1.          World Communications, Inc.
                                    Consolidated Financial Statements with
                                    Supplemental Material
                                    Years ended December 31, 1994 and 1993

                        2.          World Communications, Inc.
                                    Consolidated Financial Statements and
                                    Schedules
                                    Years ended December 31, 1993 and 1992

         (c)    Other exhibits:

                        1.          Agreement and Plan of Merger

                        2.          Amendment to Agreement and Plan of Merger





                               Page 22 of 25 Pages

         Form 8-K/A amending Form 8-K dated September 22, 1995:

         (b)    Pro Forma Financial Information:

                        1. World Communications, Inc. and PhoneTel Technologies, Inc. Unaudited Pro Forma Combined Condensed Balance Sheet at June 30, 1995.

                        2. World Communications, Inc. and PhoneTel Technologies, Inc. Unaudited Pro Forma Combined Condensed Income Statement for the Year Ended December 31, 1994 and Six Months Ended June 30, 1995.


         Form 8-K/A-1 amending Form 8-K dated September 22, 1995::

         (a)    Financial Statements of Business Acquired:

                        1. World Communications, Inc. - Unaudited Consolidated Balance Sheet at June 30, 1995.

                        2. World Communications, Inc. - Unaudited Consolidated Statements of Income for the Six Months ended June 30, 1995 and 1994 and the Three Months ended June 30, 1995 and 1994.

                        3. World communications, Inc. - Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994.

                        4. World Communications, Inc. Unaudited Notes to the Financial Statements for the period ended June 30, 1995.

         (b)    Pro Forma Financial Formation:

                        1. World Communications, Inc. and PhoneTel Technologies, Inc. Unaudited Pro Forma Combined Condensed Balance Sheet at June 30, 1995.

                        2. World Communications, Inc. and PhoneTel Technologies, Inc. Unaudited Pro Forma Combined Condensed Income Statement for the Year Ended December 31, 1994 and Six Months Ended June 30, 1995.


         Form 8-K dated October 16, 1995:


         (a)    Financial Statements of Business Acquired:

                        1.          Public Telephone Corporation Financial
                                    Statements
                                    Years Ended June 30, 1995 and 1994

                        2.          Public Telephone Corporation Financial
                                    Statements
                                    Years Ended June 30, 1994 and 1993


                               Page 23 of 25 Pages

                        3.          Public Telephone Corporation Financial
                                    Statements
                                    Year Ended June 30, 1993

         (c)    Other Exhibits:

                        1.          Agreement and Plan of Merger


         Form 8-K/A-1 amending Form 8-K dated October 16, 1995:

         (a)    Financial Statements of Business Acquired:

                        1. Public Telephone Corporation - Amended Financial Statements Years Ended June 30, 1995 and 1994. (On December 26, 1995, Geo.
                                    S. Olive & Co., LLC, Public Telephone's
                                    auditors reissued the audited financial
                                    statements on Public Telephone Corporation for the Years Ended June 30, 1995 and 1994, due to an addition error on the Statement of Income.)

                        2. Public Telephone Corporation - Unaudited Balance Sheets at September 30, 1995.

                        3. Public Telephone Corporation - Unaudited Consolidated Statements of Income for the Three Months ended September 30, 1995 and 1994.

                        4. Public Telephone Corporation - Unaudited Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1995 and 1994.

                        5. Public Telephone Corporation - Unaudited Notes to the Financial Statements for the period ended September 30, 1995.

         (b)    Pro Forma Financial Information:

                        1. Public Telephone Corporation and PhoneTel Technologies, Inc. Unaudited Pro Forma Combined Condensed Balance Sheet at September 30, 1995.

                        2. Public Telephone Corporation and PhoneTel Technologies, Inc. Unaudited Pro Forma Combined Condensed Income Statements for the Year Ended December 31, 1994, and Six Months Ended September 30, 1995.

(c)      EXHIBITS

         The response to this portion of Item 13 is submitted as a separate section of this report.



                               Page 24 of 25 Pages

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PHONETEL TECHNOLOGIES, INC.



Date: April 29, 1996                      By: /s/ Peter G. Graf
      -----------------------             -------------------------
                                              Peter G. Graf
                                              Chairman of the Board
                                              and
                                              Chief Executive Officer


                               Page 25 of 25 Pages