Form 10QSB
period 1996-03-31
PHONETEL TECHNOLOGIES INC
filed 1996-05-13
CIK 821511

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE TRANSITION PERIOD FROM       TO       .

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------

           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         OHIO                                                        34-1462198
(STATE OF OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO,)
INCORPORATION OR ORGANIZATION)

1127 EUCLID AVENUE, SUITE 650, STATLER OFFICE TOWER                  44115-1601
- ---------------------------------------------------                  ----------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (216) 241-2555
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 10, 1996, 4,364,016 SHARES OF THE REGISTRANT'S COMMON STOCK $.01 PAR VALUE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one): Yes       No    X
                                                              ------   -------
                               page 1 of 18 pages

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                                                           PAGE NO.
PART 1.      FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Consolidated Balance Sheets as of March 31, 1996
                                and December 31, 1995..........................................................3

                             Statements of Consolidated Operations for the Three
                                Months Ended March 31, 1996 and 1995...........................................4

                             Statements of Consolidated Cash Flows for the Three
                                Months Ended March 31, 1996 and 1995...........................................5

                             Notes to Consolidated Financial Statements........................................6

                  Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations.................................11

PART II.     OTHER INFORMATION

                  Item 2.    Changes in Securities............................................................15

                  Item 6.    Exhibits and Reports on Form 8-K.................................................15

                             Signatures.......................................................................18

                               page 2 of 18 pages

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                          (Unaudited)

                                                                            March 31               December 31
                                                                              1996                    1995
                                                                        -----------------       ------------------
   ASSETS

   Current assets:
       Cash                                                                   $2,027,079                 $713,462
       Accounts receivable, net of allowance for doubtful
          of $100,961 and $40,000, respectively                                1,311,272                  901,508
       Other current assets                                                      292,618                  185,634
                                                                        -----------------       ------------------
          Total current assets                                                 3,630,969                1,800,604

   Property and equipment, net                                                23,543,118               14,099,111
   Intangible assets, net                                                     24,895,759               11,592,157
   Other assets                                                                  223,522                1,425,384
                                                                        -----------------       ------------------
                                                                             $52,293,368              $28,917,256
                                                                        =================       ==================
   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:

       Current portion of long-term debt                                      $3,660,619               $1,010,412
       Current portion of obligation under capital leases                         75,503                  288,972
       Accounts payable                                                        2,072,954                2,772,306
       Accrued expenses                                                        2,409,191                1,610,100
       Obligations relating to contractual settlements
          restructuring charges                                                  163,810                  962,338
                                                                        -----------------       ------------------
          Total current liabilities                                            8,382,077                6,644,128

   Long-term debt                                                             19,436,956                9,318,501

   Obligations under capital leases                                              179,808                3,243,965

   Deferred revenues                                                           1,200,000                        -

   Total shareholders' equity                                                 23,094,527                9,710,662

                                                                        =================       ==================
                                                                             $52,293,368              $28,917,256
                                                                        =================       ==================




   The accompanying notes are an integral part of these financial statements.

                               page 3 of 18 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

- --------------------------------------------------------------------------------

                                                                                       (Unaudited)

                                                                               Three Months Ended March 31
                                                                              1996                    1995

                                                                        -----------------       ------------------

   REVENUES:
       Coin calls                                                             $4,469,209               $2,331,105
       Non-coin                                                                1,908,882                1,301,288
       Dial around compensation                                                  202,764                  115,744
       Commissions                                                                43,163                   25,178
                                                                        -----------------       ------------------
                                                                               6,624,018                3,773,315
                                                                        -----------------       ------------------
   COSTS AND EXPENSES:
       Line charges                                                            1,602,040                  813,343
       Operator services processing expense                                      827,100                  561,030
       Location commissions                                                    1,159,466                  629,700
       Other operating expenses                                                1,307,641                  941,636
       Depreciation and amortization                                           2,006,677                  700,900
       Selling, general and administrative                                     1,151,739                  625,044
       Contractual settlements and restructuring charges                         577,375                        -
                                                                        -----------------       ------------------
                                                                               8,632,038                4,271,653
                                                                        -----------------       ------------------

          Loss from operations                                                (2,008,020)                (498,338)

   Interest expense                                                             (668,619)                (102,741)
                                                                        -----------------       ------------------

   Loss before exraordinary items                                             (2,676,639)                (601,079)

   Extraordinary item:

       Loss on debt restructuring                                               (816,559)                       -
                                                                        -----------------       ------------------

   NET LOSS                                                                  ($3,493,198)               ($601,079)
                                                                        =================       ==================

   Earnings per share calculation:
       Preferred dividend requirement payable in cash                                  -                  (77,417)
       Preferred dividend requirement paid in kind                               (27,249)                       -
       Redemption of 10%, 8%, and 7% Preferred                                (2,002,386)                       -
                                                                        -----------------       ------------------
   Net loss applicable to common shareholders                                ($5,522,833)               ($678,496)
                                                                        =================       ==================
   Net loss per common share before extraordinary items                           ($1.59)                  ($0.45)
                                                                        =================       ==================
   Net loss per common share                                                      ($1.87)                  ($0.45)
                                                                        =================       ==================
   Weighted average number of shares                                           2,955,894                1,523,537
                                                                        =================       ==================


   The accompanying notes are an integral part of these financial statements.

                               page 4 of 18 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

- --------------------------------------------------------------------------------

                                                                                       (Unaudited)

                                                                               Three Months Ended March 31
                                                                              1996                    1995

                                                                        -----------------       ------------------

   CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
       Net loss                                                              ($3,493,198)               ($601,079)
       Adjustments to reconcile net loss to net
          cash flow from operating activities:
          Depreciation and amortization                                        2,006,677                  700,900
          Stock issued in lieu of cash payments                                   20,621                    5,000
          Accretion of debt                                                      297,801                        -
          Extraordinary loss on debt restructuring                               247,974                        -
          Increase in allowance for doubtful accounts                             60,961                        -
          Changes in assets and liabilities:
              Accounts receivable                                               (325,125)                (167,979)
              Other current assets                                              (106,984)                  86,996
              Accounts payable                                                  (579,352)                 240,953
              Accrued expenses                                                   681,591                   34,659
              Obligations relating to contractual
                settlements and restructing charges                             (798,528)                       -
                                                                        -----------------      ------------------
                                                                              (1,987,562)                 299,450
                                                                        -----------------       ------------------

   CASH FLOWS USED IN INVESTING ACTIVITIES:
       Acquisition of International Pay Phones, Inc.                          (4,687,353)                       -
       Acquisition of Paramount Communications Systems                        (9,691,500)                       -
       Deferred revenues                                                       1,200,000                        -
       Purchases of intangible assets                                            (85,371)                 (60,681)
       Change in other assets                                                    276,862                  (22,204)
       Purchases of property and equipment                                      (323,068)                (175,089)
                                                                        -----------------       ------------------
                                                                             (13,310,430)                (257,974)
                                                                        -----------------       ------------------
   CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
       Proceeds from debt issuances                                           30,530,954                        -
       Proceeds from shareholder debt                                            550,000                        -
       Principal payments on borrowings                                       (9,886,027)                (497,944)
       Proceeds from issuance of preferred and
          common stock and other                                                       -                   90,000
       Debt financing costs                                                   (3,465,948)                       -
       Redemption of 10% and 8% Preferred Stock                               (1,117,370)                       -
       Equity financing costs                                                          -                  (52,935)
       Proceeds from warrant and option exercises                                      -                   20,000
                                                                        -----------------       ------------------
                                                                              16,611,609                 (440,879)
                                                                        -----------------       ------------------
   Increase (decrease) in cash                                                 1,313,617                 (399,403)
   Cash at beginning of period                                                   713,462                  478,756
                                                                        -----------------       ------------------
   Cash at end of period                                                      $2,027,079                  $79,353
                                                                        =================       ==================

   The accompanying notes are an integral part of these financial statements.

                               page 5 of 18 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996

- --------------------------------------------------------------------------------

1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and subsequently amended on Form 10-KSB\A-1 for the year ended December 31, 1995.

       Certain amounts relating to the three months ended March 31, 1995 have been reclassified to conform to the current quarter presentation. The reclassifications have no impact on total assets, shareholders' equity or net loss as previously reported.

2.     ACQUISITIONS AND MERGERS

       On March 15, 1996 the Company completed the acquisition of the outstanding common stock of International Pay Phones, Inc. (a South Carolina company) and International Pay Phones, Inc. (a Tennessee company) (collectively "IPP"), companies affiliated through common ownership and management. The Company acquired 2,101 installed phones for a purchase price of $3,496,487 in cash, and 555,589 unregistered shares of the Company's Common Stock, par value $.01, ("Common Stock"), 5,453 shares of 14% Convertible Cumulative Redeemable Preferred Stock, without par value, $60 stated value, non-voting, 200,000 authorized shares, and with each share convertible into 10 shares of Common Stock ("14% Preferred"), and warrants to purchase 117,785 shares of the Company's Common Stock at a nominal exercise price per share ("Nominal Value Warrants"). Additionally, the Company assumed approximately $1,757,000 in liabilities, of which $1,551,795 was repaid by the Company on March 15, 1996. The cash purchase price included three five year non-compete agreements, with an aggregate value of $60,000, with three of IPP's former officers.

       On March 15, 1996, the Company completed a Share Purchase Agreement with Paramount Communications Systems, Inc. (a Florida corporation) ("Paramount"). Under the terms of the Agreement, the Company acquired 2,528 installed phones for a cash purchase price of $9,618,553, 8,333 shares of 14% Preferred (immediately convertible into 83,330 shares of Common Stock), Nominal Value Warrants to purchase 179,996 shares of the Company's page 6 of 18 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996

- --------------------------------------------------------------------------------

 2.    ACQUISITIONS AND MERGERS (CONTINUED)

       Common Stock, and the Company assumed outstanding liabilities of approximately $733,000, of which $697,947 was repaid on March 15, 1996. The purchase price included a five year consulting and non-compete agreement, valued at $50,000, with one of Paramount's former officers.

       The acquisitions were recorded as purchases and the differences between the fair values of the tangible assets acquired and the total purchase price was recorded as an increase to intangibles and amortized over the life of the acquired location contracts which was estimated to be 60 months.

3.     PROPERTY AND EQUIPMENT

       As of March 31, 1996 and December 31, 1995 property and equipment consisted of the following:

                                                              Estimated
                                                            Useful Lives        March 31            December 31,
                                                             (in years)             1996                1995
                                                             ----------             ----                ----
         Telephone boards, enclosures and cases                   3-7         $   26,582,376       $  16,386,987
         Furniture, fixtures and other equipment                  3-5              1,161,364             989,300
         Leasehold improvements                                   2-5                217,624             231,466
                                                                              --------------        ------------
                                                                                  27,961,364          17,607,753
             LESS - ACCUMULATED DEPRECIATION                                     ( 4,418,246)        ( 3,508,642)
                                                                              --------------        -------------
                                                                              $   23,543,118        $ 14,099,111
                                                                              ==============        ============

4.     INTANGIBLE ASSETS

       As of March 31, 1996 and December 31, 1995, intangible assets consisted of the following:

                                                                               Amortization     March 31       December 31
                                                                                  Period          1996            1995
                                                                              -------------   ------------    ------------
             Costs incurred in the acquisition and
               installation of phones                                         36-120 months   $ 23,203,065    $ 13,403,126
             Debt restructuring costs                                         60 months          4,440,948            --
             Non-compete agreements                                           24-60 months       1,623,765       1,513,765
             State operating certifications                                   60 months            466,796         466,796
                                                                                              ------------    ------------
                                                                                                29,734,574      15,383,687
             Less: accumulated amortization                                                     (4,838,815)     (3,791,530)
                                                                                              ------------    ------------
                                                                                              $ 24,895,759    $ 11,592,157
                                                                                              ============    ============





                               page 7 of 18 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------



5.   LONG-TERM DEBT

     In a transaction consummated on March 15, 1996, the Company borrowed $30,530,954 (out of a total credit facility commitment of $37,250,000) from Internationale Nederlanden (U.S.) Capital Corporation and one other lender (collectively know as "ING"). As of March 31, 1996, the Company has available under the credit facility $6,700,000 to fund future acquisitions and for general working capital purposes. The Company used the funds to complete the Paramount and IPP acquisitions, to repay all outstanding long-term debt and capital lease obligations which had a secured interest in the Company's installed phones ($8,503,405 of outstanding debt was repaid and $3,173,931 of the outstanding obligations under capital leases was repaid), to redeem the 10% Cumulative Redeemable Preferred Stock ("10% Preferred"), 8% Cumulative Redeemable Preferred Stock ("8% Preferred"), and 7% Cumulative Convertible Redeemable Preferred Stock ("7% Preferred"), and to pay related transaction fees. The ING credit facility requires monthly interest payments at prime plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The credit facility also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by ING, ING can call the debt at its discretion. ING has waived their right to exercise this subjective acceleration clause through April 1, 1997. Principal payments commence September 1997, and continue quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company. All of the Company's installed phones are pledged as collateral to the ING credit facility.

     The majority of the ING credit facility (currently $29,000,000) can be converted into Series B Special Convertible Preferred Stock, $0.20 par value, $120 stated value, 250,000 shares authorized ("Series B Preferred"), at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, ING received warrants to purchase 204,824 shares of Series A Special Convertible Preferred Stock, $0.20 par value, $0.20 stated value, 250,000 shares authorized ("Series A Preferred"), at an exercise price of $0.20 per share. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The ING debt was recorded net of the fair value of the warrants. The Company has estimated the quarterly non-cash interest expense will be in excess of $756,000.



                               page 8 of 18 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------


6.   SHAREHOLDERS' EQUITY


     As of March 31, 1996 and December 31, 1995, shareholders' equity consisted of the following:

                                                                                  March 31          December 31
                                                                                    1996                1995
                                                                                    ----                ----
      10%   Cumulative Nonvoting Redeemable Preferred Stock ($10 stated value -
            550,000 shares authorized; 530,534 shares issued and outstanding at
            March 31, 1996 and December 31, 1995)                               $ 5,305,340        $ 5,305,340

      14%   Cumulative Redeemable Convertible Preferred Stock ($60 stated value
            - 200,000 shares authorized; 107,918.19 shares issued and
            outstanding at March 31, 1996)                                        6,269,487                  -

      Series A Special Convertible Preferred Stock ($0.20 par value, $0.20
            stated value - 250,000 shares authorized; no shares issued)                   -                  -

      Series B Special Convertible Preferred Stock ($0.20 par value, $120
            stated value - 250,000 shares authorized; no shares issued)                   -                  -

      10%   Cumulative Redeemable Preferred Stock ($1,000 stated value - 3,880 shares authorized; 1,496 shares issued and outstanding at
            December 31, 1995, redeemed on March 15, 1996)                                -                  1

      8%    Cumulative Redeemable Preferred Stock ($100 stated value - 16,000 shares authorized; 12,200 shares issued and outstanding at
            December 31, 1995, redeemed on March 15, 1996)                                -            981,084

      7%    Cumulative Convertible Redeemable Preferred Stock ($100 stated
            value - 2,500 shares authorized, issued and outstanding at
            December 31, 1995, redeemed on March 15, 1996)                                -            200,000

                               page 9 of 18 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------

6.   Shareholders' Equity (continued)

                                                                                      March 31       December 31
                                                                                        1996           1995
                                                                                       -------       ----------
Common Stock

      ($0.01 par value - 22,500,000 shares authorized; 3,391,529 and
      2,855,350 shares issued and outstanding at March 31, 1996 and
      December 31, 1995)                                                                33,915          28,554

Additional paid-in capital                                                          30,435,245      16,649,559
Accumulated deficit                                                                (18,949,460)    (13,453,876)
                                                                                  ------------    ------------
                                                                                  $ 23,094,527    $  9,710,662
                                                                                  ============    ============

     On February 23, 1996, the Company created three new classes of preferred stock: (i) Series A Preferred; (ii) Series B Preferred; and (iii) 14% Preferred. Each share of the 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred.

     On March 15, 1996, concurrent with the ING transaction, the Company redeemed the 10% Preferred, 8% Preferred, and the 7% Preferred. The redemption price was cash payments aggregating $1,117,371 and 34,434 shares of 14% Preferred. In the aggregate, $6,475,011 of the Company's outstanding obligations, including portions of the purchase price for the IPP and Paramount acquisitions, was liquidated by issuing 107,918 shares of 14% Preferred. The $2,002,386 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders as of March 31, 1996.

     On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10%, 8% and 7% Preferred, and conversion of certain debt of the Company to the 14% Preferred. The warrants expire on March 13, 2001.

     Subsequent to March 31, 1996, warrants representing 972,487 shares of Common Stock were exercised, and total proceeds to the Company were $9,725. Of the total warrants exercised, 539,989 shares of Common Stock were issued to an officer of the Company.

                              page 10 of 18 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND MERGERS

On March 15, 1996 the Company completed the acquisition of the outstanding common stock of International Pay Phones, Inc. (a South Carolina company) and International Pay Phones, Inc. (a Tennessee company) (collectively "IPP"), companies affiliated through common ownership and management. The Company acquired 2,101 installed phones for a purchase price of $3,496,487 in cash, and 555,589 unregistered shares of the Company's Common Stock, 5,453 shares of 14% Preferred (immediately convertible into 54,530 shares of Common Stock), and Nominal Value Warrants to purchase 117,785 shares of the Company's Common Stock. Additionally, the Company assumed approximately $1,757,000 in liabilities, of which $1,551,795 was repaid by the Company on March 15, 1996. The cash purchase price included three five year non-compete agreements, with an aggregate value of $60,000, with three of IPP's former officers.

On March 15, 1996, the Company completed a Share Purchase Agreement with Paramount Communications Systems, Inc. (a Florida corporation) ("Paramount"). Under the terms of the Agreement, the Company acquired 2,528 installed phones for a cash purchase price of $9,618,553, 8,333 shares of 14% Preferred Stock (immediately convertible into 83,330 shares of Common Stock), Nominal Value Warrants to purchase 179,996 shares of the Company's Common Stock, and the Company assumed outstanding liabilities of approximately $733,000, of which $697,947 was repaid on March 15, 1996. The purchase price included a five year consulting and non-compete agreement, valued at $50,000, with one of Paramount's former officers.

The acquisitions were recorded as purchases and the differences between the fair values of the tangible assets acquired and the total purchase price was recorded as an increase to intangibles and amortized over the life of the acquired location contracts which was estimated to be 60 months. The results of operations of each acquired company are included in the results of operations of the Company from March 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

In a transaction consummated on March 15, 1996, the Company borrowed $30,530,954 (out of a total credit facility commitment of $37,250,000) from Internationale Nederlanden (U.S.) Capital Corporation and one other lender (collectively know as "ING"). As of March 31, 1996, the Company had available under the credit facility $6,700,000 to fund future acquisitions and for general working capital purposes. The Company used the funds to complete the Paramount and IPP acquisitions, to repay all outstanding long-term debt and capital lease obligations which had a secured interest in the Company's installed phones ($8,503,405 of outstanding debt was repaid and $3,173,931 of the outstanding obligations under capital leases was repaid), to redeem the 10%, 8%, and 7% Preferred, and to pay related transaction fees. The ING credit facility requires monthly interest payments at prime plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The credit facility also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by ING, ING can call the debt at its discretion. ING has waived their right to exercise this subjective acceleration clause through April 1, 1997. Principal payments commence page 11 of 18 pages

September 1997, and continue quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company. All of the Company's installed phones are pledged as collateral to the ING credit facility.

The majority of the ING credit facility (currently $29,000,000) can be converted into Series B Preferred at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, ING received warrants to purchase 204,824 shares of Series A Preferred at an exercise price of $0.20 per share. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The ING debt was recorded net of the fair value of the warrants. The Company has estimated the quarterly non-cash interest expense will be in excess of $756,000.

On March 15, 1996, concurrent with the ING transaction, the Company redeemed the 10%, 8%, and 7% Preferred. The redemption price was cash payments aggregating $1,117,371 and 34,434 shares of 14% Preferred. In the aggregate, $6,475,011 of the Company's outstanding obligations, including portions of the purchase price for the IPP and Paramount acquisitions, was liquidated by issuing 107,918.19 shares of 14% Preferred. The $2,002,386 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders on March 15, 1996.

On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10%, 8%, and 7% Preferred, and conversion of certain debt of the Company to the 14% Preferred. The warrants expire on March 13, 2001.

At March 31, 1996, long-term debt, including the current portion and excluding the portion allocated to the ING warrants, was $23,097,575 and obligations under capital leases, including the current portion, amounted to $255,311 compared with $10,328,913 and $3,532,937 at December 31, 1995, an increase of $12,768,662 in long-term debt and a decrease of $3,277,626 in obligations under capital leases. Total long-term debt outstanding, including the current portion and the amount allocated to the ING warrants, was $32,920,910 at March 31, 1996. The overall increase is mostly attributable to debt incurred in connection with the IPP and Paramount acquisitions.

The Company had a working capital deficit of $4,751,108 at March 31, 1996, compared to a working capital deficit of $4,843,524 at December 31, 1995, an improvement of $92,416. Income before non-cash items, contractual settlements and restructuring charges, interest, and the extraordinary loss on debt restructuring was $596,653 for the three months ended March 31, 1996, compared to $207,562, for the three months ended March 31, 1995, an increase of $389,091. Cash flows used in operations in the first quarter of 1996 amounted to $1,987,562 a decrease of $2,287,012 over cash provided by operations in first quarter of 1995 of $299,450, mostly due to the larger loss in the first quarter of 1996 and repayment of significant payables.

Management believes, but can not assure, that cash flow from operations, the proceeds and the availability under the credit facility discussed above and other financial alternatives will be sufficient to allow the Company to sustain its operations and meet its obligations over the next twelve months.

RESULTS OF OPERATIONS

At March 31, 1996, the Company had approximately 14,622 installed phones compared to 4,950 at March 31, 1995, an increase of 9,672 installed phones, or 195.4%. The increase in installed phones is attributable to phones acquired in acquisitions and internal growth.

REVENUE

Total revenue from all product lines was $6,624,018 and $3,773,315 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $2,850,703, or 75.5%, in the first quarter of fiscal 1996 over 1995. Revenue by type is described below.

Revenues from coin calls increased to $4,469,209 in the first quarter of 1996 from $2,331,105 in 1995, an increase of $2,138,104 or 91.7%. This increase is attributable primarily to an increase in the number of installed pay telephones. Total installed pay phones increased by 9,672, with the majority of the increase occurring in the fourth quarter of 1995 and the first quarter of 1996 and attributable to the Company's recent acquisitions.

Non-coin revenue increased to $1,908,882 in the first quarter of 1996 from $1,301,288 in 1995, an increase of $607,594, or 46.7%. The increase was primarily due to more revenue producing phones, however, this increase was offset due to a reduction in operator assisted calls because of aggressive dial around advertising by AT&T, MCI, and others. The Company decided to outsource its operator service center and a substantial portion of the traffic was moved to the subcontractor by March 31, 1996. Operator services are provided by a subcontractor that is better equipped to handle the increased volume which is expected from the recent acquisitions.

Dial around compensation increased to $202,764 for the three months ended March 31, 1996 as compared to $115,744 for the three months ended March 31, 1995, an increase of $87,020 or 75.2%. This increase was primarily the result of increased telephones.

Commission revenue consists of compensation received from various telephone providers. Commission revenue increased to $43,163 for the three months ended March 31, 1996 as compared to $25,178 for the first three in 1995, an increase of $17,985 or 71.4%. This increase was primarily the result of the acquisitions.

COSTS AND EXPENSES

Line charges were $1,602,040, or 24.2 % of revenues, for the three months ended March 31, 1996 as compared to $813,343, or 21.6% of revenues, for the three months ended March 31, 1995 as a result, in part, from increased coin calls resulting from the $0.75 Long Distance Call Program as well as increases in certain local telephone company line charges.

Operator services processing charges were $827,100, or 12.5% of revenues, for the three months ended March 31, 1996 compared to $561,030, or 14.9% of revenues, for the comparable quarter in 1995 primarily due to the outsourcing of the operator service center.



                              page 13 of 18 pages

Location commissions were $1,159,466, or 17.5% of revenues, for the three months ended March 31, 1996 compared to $629,700, or 16.7% of revenues, for the comparable quarter in 1995 as a result of location agreements from phones acquired in the acquisition of World and Public and due to increased competition in obtaining new locations.

Other operating expenses were $1,307,641, or 19.7% of revenues, for the three months ended March 31, 1996, compared to $941,636, or 25% of revenues, for the three months ended March 31, 1995. The increase was the result of higher personnel costs, rent, utilities and service related expenses attributable to acquisitions completed in the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996, the increase in the Company's pay telephone base, and the additional field personnel to accommodate the increased business. Management anticipates economies of scale resulting from the acquisitions completed in the fourth quarter of 1995 and those acquisitions completed in 1996 will be realized in 1996, resulting in the stabilization of operating expenses as a percentage of total revenues.

Depreciation and amortization was $2,006,677, or 30.3% of revenues, for the three months ended March 31, 1996, as compared to $700,900, or 18.6% of revenues for the three months ended March 31, 1995. This increase was primarily due to the Company's acquisitions and expansion of its pay telephone base which included purchases of additional computer equipment, service vehicles and software which were made to accommodate the Company's growth.

Selling, general and administrative expenses were $1,151,739, or 17.4% of revenues for the three months ended March 31, 1996 as compared to $625,044, or 16.6% of revenues, for the three months ended March 31, 1995. The increase was primarily the result of the acquisitions.

Interest expense was $370,479, or 5.6% of revenues, for the three months ended March 31, 1996, compared to $103,291, or 2.7% of revenues, for the quarter ended March 31, 1995 due to the financing obtained for the recent acquisitions. Non-cash interest expense was $297,974, or 4.5% of revenues, for the three months ended March 31, 1996, representing the accretion of the ING debt to its maturity amount.

Contractual settlements and restructuring charges were $577,375, or 8.7% of revenues, for the first three months of 1996, as compared to $0 for the first three months of 1995. Contractual settlements and restructuring charges consist primarily of the costs associated with the write-off of selected assets in connection with the continued evaluation of the Company's operations and certain one-time charges and consulting fees incurred for changes to the operations of the Company.

The Company recorded an extraordinary loss of $816,559, or 12.3% of revenues, for the three months ended March 31, 1996. The extraordinary loss related to additional one-time costs that were incurred on the restructuring of the Company's debt and obligations under non-cancelable capital leases. Concurrent with the restructuring of the Company's debt and the redemption of the 10%, 8% and 7% Preferred, the Company recorded the difference between the carrying value of the 10%, 8%, and 7% Preferred and the redemption price as a decrease to the accumulated deficit of $2,002,386, of which $1,255,736 was a non-cash accounting entry. As of March 31, 1996, the Company owed cumulative dividends on the 14% Preferred of 664.12 shares of 14% Preferred valued at $27,249.



                              page 14 of 18 pages

IMPACT OF SEASONALITY

The seasonality of the Company's revenues from vended pay telephones, reselling operator assisted long distance services, and national and regional account management parallels that of the location from which the calls are placed. Since a large concentration of these telephones are in shopping malls, the greatest portion of the Company's revenue is earned in the fourth quarter due to the increased holiday traffic. The Company phones in the northern and western states, located outdoors, experienced greater than expected reduced revenues due to the record breaking 1995/1996 winter weather.

IMPACT OF INFLATION

Inflation has not had a significant impact on the Company. It is possible that during inflationary periods, the basic line charges may increase while public utilities and/or service commissions or the Federal Communications Commission may not allow increases in charges to customers.

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES

WORKING CAPITAL RESTRICTIONS AND OTHER LIMITATIONS UPON THE PAYMENT OF DIVIDENDS

The ING credit facility contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS:

       (27) Financial Data Schedule

  (b)  REPORTS ON FORM 8-K

       The following reports on Form 8-K were filed by the Company during the first quarter of 1996.



                              page 15 of 18 pages

       FORM 8-K/A-2 AMENDING FORM 8-K DATED OCTOBER 16, 1995:

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

             3. Public Telephone Corporation and PhoneTel Technologies, Inc. Pro Forma Combined Condensed Financial Information - Footnotes to Financial Information.

       FORM 8-K DATED MARCH 15, 1996:

       (a)   Financial Statements of Business Acquired:

             1. International Pay Phones, Inc. of South Carolina Financial Statements For the Year Ended December 31, 1994

             2. International Payphones, Inc. of Tennessee Financial Statements For the Year Ended December 31, 1994 and for the Nine Months Ended September 30, 1995

             3. Paramount Communications Systems, Inc. Financial Statements For the Years Ended December 31, 1994, 1993, and 1992.

       (c)   Other Exhibits:

             1. Agreement and Plan of Merger between PhoneTel Technologies, Inc. and International Pay Phones, Inc. (a South Carolina company) dated November 22, 1995, and all amendments thereto.

            2. Agreement and Plan of Merger between PhoneTel Technologies, Inc. and International Pay Phones, Inc. (a Tennessee company) dated November 22, 1995, and all amendments thereto.

            3. Share Purchase Agreement between PhoneTel Technologies, Inc. and Paramount Communications Systems, Inc., dated November 16, 1995, and all amendments thereto.

            4. Credit Agreement dated as of March 15, 1996 among PhoneTel Technologies, Inc., Various Lenders and Internationale Nederlanden (U.S.) Capital Corporation.


                              page 16 of 18 pages

               5. Security Agreement dated as of March 15, 1996 among PhoneTel Technologies, Inc., Public Telephone Corporation, World Communications, Inc., Northern Florida Telephone Corporation and Paramount Communications Systems, Inc. and Internationale Nederlanden (U.S.) capital Corporation as Agent for itself and certain other lenders.

               6. Warrant Purchase Agreement dated as of March 15, 1996 between PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P.

               7. Registration Rights Agreement dated March 15, 1996 between PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P.

                              page 17 of 18 pages

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHONETEL TECHNOLOGIES, INC.

May 13, 1996

                                            By: /s/ Peter G. Graf
                                            ------------------------
                                            Peter G. Graf
                                            Chairman of the Board and
                                            Chief Executive Officer

                              page 18 of 18 pages