Form 10QSB
period 1996-06-30
PHONETEL TECHNOLOGIES INC
filed 1996-08-14
CIK 821511

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                                 -------------

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 6, 1996, 5,310,880 SHARES OF THE REGISTRANT'S COMMON STOCK $.01 PAR VALUE, WERE OUTSTANDING.


Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---




                               page 1 of 22 pages

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                                                         PAGE NO.

PART I.     FINANCIAL INFORMATION
                 Item 1.    Financial Statements

                            Consolidated Balance Sheets as of December 31, 1995
                               and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

                            Statements of Consolidated Operations for the Six and
                               Three Months Ended June 30, 1995 and 1996  . . . . . . . . . . . . . . . .  4

                            Statements of Consolidated Cash Flows for the Six
                               Months Ended June 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . .  5

                            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .  6

                 Item 2.    Management's Discussion and Analysis of
                               Financial Condition and Results of Operations  . . . . . . . . . . . . . . 13

PART II.    OTHER INFORMATION
                 Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                 Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . 18

                 Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . 19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22





                               page 2 of 22 pages

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                          (Unaudited)
                                                            December 31     June 30
                                                                1995          1996
                                                            -----------   -----------
   ASSETS

   Current assets:
       Cash                                                 $   713,462   $ 1,188,846
       Accounts receivable, net of allowance for doubtful
          of $40,000 and $100,961, respectively                 901,508     1,427,855
       Acquisition deposits                                          --     1,300,000
       Other current assets                                     185,634       302,469
                                                            -----------   -----------
              Total current assets                            1,800,604     4,219,170

   Property and equipment, net                               14,099,111    22,995,039
   Intangible assets, net                                    11,592,157    24,691,804
   Other assets                                               1,425,384       263,716
                                                            -----------   -----------
                                                            $28,917,256   $52,169,729
                                                            ===========   ===========


   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
       Current portion of long-term debt                    $ 1,010,412   $ 5,051,107
       Current portion of obligation under capital leases       288,972        73,510
       Accounts payable                                       2,772,306     2,035,228
       Accrued expenses                                       1,610,100     3,342,314
       Obligations relating to contractual settlements
          restructuring charges                                 962,338       480,551
                                                            -----------   -----------
              Total current liabilities                       6,644,128    10,982,710

   Long-term debt                                             9,318,501    20,219,861

   Obligations under capital leases                           3,243,965       202,557

   Deferred revenues                                                 --       900,000


   14% cumulative preferred stock mandatory redeemable
       (redemption amount $6,742,960, due June 30, 2000)             --     6,404,228

   Nonredeemable preferred stock, common stock
       and other shareholders' equity                         9,710,662    13,460,373
                                                            -----------   -----------
                                                            $28,917,256   $52,169,729
                                                            ===========   ===========

   The accompanying notes are an integral part of these financial statements.


                               page 3 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS
- --------------------------------------------------------------------------------


                                                  (Unaudited)                       (Unaudited)
                                            Six Months Ended June 30       Three Months Ended June 30
                                          ----------------------------    ----------------------------
                                              1995            1996            1995            1996
                                          ------------    ------------    ------------    ------------
REVENUES:
     Coin calls                             $4,995,329     $10,428,758      $2,664,224      $5,959,549
     Non-coin                                2,305,495       5,292,530       1,004,207       3,383,648
     Other                                     577,238       1,101,636         436,316         855,709
                                          ------------    ------------    ------------    ------------
                                             7,878,062      16,822,924       4,104,747      10,198,906
                                          ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Line and transmission charges           2,100,427       3,862,878       1,287,084       2,260,838
     Location commissions                    1,516,365       2,536,729         886,665       1,377,263
     Other operating expenses                2,682,710       5,048,051       1,132,493       2,906,855
     Depreciation and amortization           1,432,491       5,158,689         731,591       3,109,812
     Selling, general & administrative       1,345,427       2,398,125         767,934       1,295,041
     Contractual settlements and
         restructuring charges                      --       1,117,729              --         540,354
                                          ------------    ------------    ------------    ------------
                                             9,077,420      20,122,201       4,805,767      11,490,163
                                          ------------    ------------    ------------    ------------

Loss from operations                        (1,199,358)     (3,299,277)       (701,020)     (1,291,257)

     Interest expense                         (213,642)     (2,535,645)       (110,901)     (1,867,026)
                                          ------------    ------------    ------------    ------------

Loss before extraordinary item              (1,413,000)     (5,834,922)       (811,921)     (3,158,283)

Extraordinary item:
     Loss on debt restructuring                     --        (897,926)             --         (81,367)
                                          ------------    ------------    ------------    ------------

NET LOSS                                   ($1,413,000)    ($6,732,848)      ($811,921)    ($3,239,650)
                                          ============    ============    ============    ============


Earnings per share calculation:
     Preferred dividend payable in cash       (154,834)             --         (77,417)             --
     Preferred dividend payable in kind             --        (110,622)             --         (83,372)
     Accretion of 14% Preferred to its
         redemption value                           --         (24,119)             --         (24,119)
     Redemption of 10%, 8%, and
         7% Preferred                               --      (2,002,386)             --              --
                                          ------------    ------------    ------------    ------------

Net loss applicable to
     common shareholders                   ($1,567,834)    ($8,869,975)      ($889,338)    ($3,347,141)
                                          ============    ============    ============    ============

Net loss per common share before
     extraordinary item                         ($0.99)         ($2.23)         ($0.54)         ($0.78)
                                          ============    ============    ============    ============

Net loss per common share                       ($0.99)         ($2.48)         ($0.54)         ($0.80)
                                          ============    ============    ============    ============

Weighted average number of shares            1,586,142       3,576,381       1,648,058       4,196,868
                                          ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                               page 4 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
- --------------------------------------------------------------------------------

                                                                (Unaudited)
                                                           Six Months Ended June 30
                                                             1995            1996
                                                         ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                              ($1,413,000)    ($6,732,848)
    Adjustments to reconcile net loss to net
       cash flow from operating activities:
       Depreciation and amortization                        1,432,491       5,158,689
       Stock issued in lieu of cash payments                   61,160          20,621
       Accretion of debt                                           --       1,053,441
       Extraordinary loss on debt restructuring                    --         338,546
       Increase in allowance for doubtful accounts                 --          60,961
       Changes in assets and liabilities:
           Accounts receivable                               (233,352)       (441,708)
           Acquisition deposits                                    --      (1,300,000)
           Other current assets                                94,429        (116,835)
           Accounts payable                                   575,257        (707,650)
           Accrued expenses                                   (51,711)      1,614,714
           Obligations relating to contractual
             settlements and restructing charges                   --        (481,787)
                                                         ------------    ------------
                                                              465,274      (1,533,856)
                                                         ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Acquisition of International Pay Phones, Inc.                  --      (4,826,335)
    Acquisition of Paramount Communications Systems                --      (9,825,391)
    Deferred revenues                                              --         900,000
    Purchases of intangible assets                           (185,087)       (662,440)
    Change in other assets                                    (79,209)        236,668
    Purchases of property and equipment                      (220,626)     (1,065,496)
                                                         ------------    ------------
                                                             (484,922)    (15,242,994)
                                                         ------------    ------------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from debt issuances                              200,000      32,223,454
    Proceeds from shareholder debt                                 --         575,000
    Principal payments on borrowings                         (918,141)             --
    Proceeds from issuance of preferred and
       common stock and other                                 690,000     (10,272,477)
    Dividends paid                                            (40,375)             --
    Debt financing costs                                           --      (4,166,097)
    Redemption of 10% and 8% Preferred Stock                       --      (1,117,371)
    Equity financing costs                                    (52,935)             --
    Proceeds from warrant and option exercises                 20,000           9,725
                                                         ------------    ------------
                                                             (101,451)     17,252,234
                                                         ------------    ------------
(Decrease) increase in cash                                  (121,099)        475,384
Cash at beginning of period                                   478,756         713,462
                                                         ------------    ------------
Cash at end of period                                        $357,657      $1,188,846
                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.


                               page 5 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB and subsequently amended on Form 10-KSB\A-1 for the year ended December 31, 1995.

      Certain amounts relating to the three and six months ended June 30, 1995 have been reclassified to conform to the current quarter presentation. The reclassifications have no impact on total assets, shareholders' equity or net loss as previously reported.


2.    ACQUISITIONS AND MERGERS

      On March 15, 1996, the Company completed the acquisition of the outstanding common stock of International Pay Phones, Inc. (a South Carolina company) and International Pay Phones, Inc. (a Tennessee company) (collectively "IPP"), companies affiliated through common ownership and management. In connection with the acquisition of IPP, the Company acquired 2,101 installed telephones for a purchase price consisting of:
      (i) $3,496,487 in cash; (ii) 555,589 unregistered shares of the Company's Common Stock, par value $.01, ("Common Stock"); (iii) 5,453 shares of 14% Convertible Cumulative Redeemable Preferred Stock ("14% Preferred"); and (iv) warrants to purchase 117,785 shares of the Company's Common Stock at a nominal exercise price per share ("Nominal Value Warrants"). Additionally, the Company assumed approximately $1,757,000 in liabilities, of which $1,551,796 was repaid by the Company on March 15, 1996. The cash purchase price included three five year non-compete agreements, with an aggregate value of $60,000, with three of IPP's former officers.


      On March 15, 1996, the Company completed a Share Purchase Agreement with Paramount Communications Systems, Inc. (a Florida corporation) ("Paramount"). Under the terms of the Agreement, the Company acquired 2,528 installed telephones for a purchase price consisting of: (i) $9,618,553 in cash; (ii) 8,333 shares of 14% Preferred; and (iii) Nominal Value Warrants to purchase 179,996 shares of the Company's Common Stock.





                               page 6 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------

 2.   ACQUISITIONS AND MERGERS (CONTINUED)

      In addition, the Company assumed outstanding liabilities of approximately $733,000, of which $697,947 was repaid on March 15, 1996. The purchase price included a five year consulting and non-compete agreement, valued at $50,000, with one of Paramount's former officers.

      The acquisitions were recorded as purchases and the differences between the fair values of the tangible assets acquired and the total purchase price, aggregating $10,027,505, were recorded as increases to intangibles and are being amortized over the average life of the acquired location contracts which have been estimated to be 60 months.

      PENDING ACQUISITION

      On June 26, 1996, the Company entered into an Asset Purchase Agreement with ACI-HDT Supply Company, Amtel Communications Services, Amtel Communications Correctional Facilities, Amtel Communications, Inc. and Amtel Communications Payphones, Inc. (all California corporations and Debtors-in-Possession) collectively referred to as "Amtel" for the purchase of approximately 7,100 telephones, of which 6,000 are considered revenue producing telephones, for $7,000,000 in cash and $6,000,000 in Common Stock. The sale of Amtel's phones to the Company is subject to approval by the Bankruptcy Court. The Company has the right to pay the entire purchase price in cash if the Company's Common Stock is trading at less than $3.50 per share. Upon execution of the Asset Purchase Agreement, the Company made a deposit of $1,300,000. The deposit is refundable if the Bankruptcy Court fails to approve the sale.


3.    PROPERTY AND EQUIPMENT

      As of December 31, 1995 and June 30, 1996 property and equipment consisted of the following:

                                                           Estimated
                                                          Useful Lives       December 31          June 30
                                                           (in years)           1995                1996
                                                          ------------     ---------------     --------------
        Telephones, boards, enclosures and cases               3-7         $    16,386,987     $   27,228,267
        Furniture, fixtures and other equipment                3-5                 989,300          1,312,548
        Leasehold improvements                                 2-5                 231,466            235,422
                                                                           ---------------      -------------
                                                                                17,607,753         28,776,237
            Less - accumulated depreciation                                     (3,508,642)        (5,781,198)
                                                                           ---------------      -------------
                                                                             $  14,099,111       $ 22,995,039
                                                                           ===============      =============





                               page 7 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------

4.    INTANGIBLE ASSETS

      As of December 31, 1995 and June 30, 1996 intangible assets consisted of the following:

                                                          Amortization
                                                            Period           December 31            June 30
                                                          (in months)           1995                 1996
                                                      ------------------   --------------        ------------
            Costs incurred in the acquisition and
              installation of telephones                         36-120      $ 13,403,126       $ 24,065,203
            Debt restructuring costs                                 60                 -          5,141,097
            Non-compete agreements                                24-60         1,513,765          1,623,765
            State operating certifications                           60           466,796            466,796
                                                                             ------------        -----------
                                                                               15,383,687         31,296,861
            Less: Accumulated amortization                                    ( 3,791,530)        (6,605,057)
                                                                             ------------       ------------
                                                                             $ 11,592,157       $ 24,691,804
                                                                             ============       ============



5.    LONG-TERM DEBT

      In a transaction consummated on March 15, 1996, the Company borrowed $30,530,954 (out of a total credit facility ("Credit Facility") commitment of $37,250,000) from Internationale Nederlanden (U.S.) Capital Corporation and one other lender (collectively known as "Lenders"). Subsequent to March 15, 1996, the Company borrowed an additional $1,692,500 against the Credit Facility. As of June 30, 1996, $5,026,546 was available to the Company under the Credit Facility to fund acquisitions and for general working capital purposes, subject to certain conditions (including availability of additional collateral). The initial borrowings under the Credit Facility were used to complete the Paramount and IPP acquisitions, to repay $8,503,405 of outstanding debt and $3,173,931 of outstanding obligations under capital leases, to redeem the 10% Cumulative Redeemable Preferred Stock ("10% Preferred"), 8% Cumulative Redeemable Preferred Stock ("8% Preferred"), and 7% Cumulative Convertible Redeemable Preferred Stock ("7% Preferred"), and to pay related transactions fees. The additional borrowings of $1,692,500 were used for acquisition deposits ($1,300,000) and working capital.

      The Credit Facility requires monthly interest payments at the Alternate Base Rate (as defined therein) plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The Credit Facility also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by the Lenders, the Lenders can call the debt at their discretion. The Lenders have waived their right to exercise page 8 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------

5.    LONG-TERM DEBT (CONTINUED)

      this subjective acceleration clause through April 1, 1997. Principal payments commence on September 1997, and continue quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company. All of the Company's installed telephones are pledged as collateral to the Credit Facility.
      On June 30, 1996, the Company did not meet certain financial loan covenants. The Lenders have waived compliance with these loan covenants.

      The majority of the Credit Facility (currently $29,000,000) can be converted into Series B Special Convertible Preferred Stock ("Series B Preferred"), at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, the Lenders received warrants to purchase 204,824 shares of Series A Special Convertible Preferred Stock ("Series A Preferred"), at an exercise price of $0.20 per share for the initial borrowings under the Credit Facility. Pursuant to the loan agreement, the Lenders will receive additional warrants to purchase Series A Preferred for providing the $1,300,000 acquisition deposit. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The debt under the Credit Facility was recorded net of the fair value of the warrants. The Company recorded non-cash interest expense (accretion of debt) of $755,640 for the three months ended June 30, 1996 and $1,053,441 for the six months ended June 30, 1996.

6.    PREFERRED STOCK MANDATORY REDEEMABLE

      As of December 31, 1995 and June 30, 1996, preferred stock mandatory redeemable consisted of the following:

                                                                             December 31             June 30
                                                                                1995                   1996
                                                                            -------------           ----------
      14% Cumulative Redeemable Convertible Preferred Stock
            ($60 stated value - 200,000 shares authorized;
            107,918.19 shares issued and outstanding at
            June 30, 1996; cumulative dividends issuable of
            4,464.48 shares, valued at $110,622; mandatory
            redemption amount of $6,742,960 due June 30, 2000)                     -                $6,404,228

      The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly
      accretions, using the interest method.   For the six and three months
      ended June 30, 1996, the carrying value of the 14% Preferred was increased by $24,119 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.





                               page 9 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------

7.      NONREDEEMABLE PREFERRED STOCK, COMMON STOCK
        AND OTHER SHAREHOLDERS' EQUITY

        As of December 31, 1995 and June 30, 1996, nonredeemable preferred stock, common stock and other shareholders' equity consisted of the following:

                                                                             December 31               June 30
                                                                                1995                     1996
                                                                            -------------             ---------
      10% Cumulative Nonvoting Redeemable Preferred Stock
            ($10 stated value - 550,000 shares authorized;
            530,534 shares issued and outstanding at
            December 31, 1995, redeemed on June 28, 1996)                     $ 5,305,340                    -

      Series A Special Convertible Preferred Stock
            ($0.20 par value, $0.20 stated value - 250,000
            shares authorized; no shares issued)                                        -                    -

      Series B Special Convertible Preferred Stock
            ($0.20 par value, $120 stated value - 250,000
            shares authorized; no shares issued)                                        -                    -

      10% Cumulative Redeemable Preferred Stock
            ($1,000 stated value - 3,880 shares authorized;
            1,496 shares issued and outstanding at
            December 31, 1995, redeemed
            on March 15, 1996)                                                          1                    -

      8% Cumulative Redeemable Preferred Stock
            ($100 stated value - 16,000 shares authorized;
            12,200 shares issued and outstanding at
            December 31, 1995, redeemed
            on March 15, 1996)                                                    981,084                    -

      7% Cumulative Convertible Redeemable Preferred Stock
            ($100 stated value - 2,500 shares authorized, issued
            and outstanding at December 31, 1995,
            redeemed on March 15, 1996)                                           200,000                    -

      Common Stock
            ($0.01 par value - 50,000,000 shares authorized;
            2,855,350 and 5,248,230 shares issued and
            outstanding at December 31, 1995 and
            June 30, 1996)                                                         28,554          $    52,482





                              page 10 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------

7.    NONREDEEMABLE PREFERRED STOCK, COMMON STOCK
      AND OTHER SHAREHOLDERS' EQUITY (CONTINUED)

                                                       December 31               June 30
                                                          1995                    1996
                                                      -------------             ---------
      Additional paid-in capital                         16,649,559          35,731,742
      Accumulated deficit                             (  13,453,876)      (  22,323,851)
                                                      -------------       -------------
                                                     $    9,710,662      $   13,460,373
                                                      =============        ============

      On February 23, 1996, the Company created three new classes of preferred stock: (i) Series A Preferred; (ii) Series B Preferred; and (iii) 14% Preferred.

      On March 15, 1996, concurrent with the Lenders Credit Facility, the Company redeemed the 10% Preferred, 8% Preferred, and the 7% Preferred. The redemption price was cash payments aggregating $1,117,371 and 34,436.33 shares of 14% Preferred. In the aggregate, $6,269,487 of the Company's outstanding obligations, including portions of the purchase price for the IPP and Paramount acquisitions, was liquidated by issuing 107,918.19 shares of 14% Preferred. The $2,002,386 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders as of March 31, 1996.

      On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10% Preferred, 8% Preferred and 7% Preferred, and conversion of certain debt of the Company to the 14% Preferred. The warrants expire on March 13, 2001.

      During the second quarter of 1996, warrants representing 972,487 shares of Common Stock were exercised, and total proceeds to the Company were $9,725. Of the total warrants exercised, 539,989 shares of Common Stock were issued to an officer of the Company.

      On June 27, 1996, the shareholders of the Company approved an amendment to the Articles of Incorporation which authorizes the Company to have outstanding 60,000,000 shares; of which 50,000,000 shares are to be classified as Common Stock and 10,000,000 shares as Preferred Stock. The shareholders also approved conversion rights to the 10% Preferred. Each share of 10% Preferred is convertible into 1.6667 shares of Common Stock at any time by the shareholder or the Company. On June 28, 1996, the Company converted the outstanding 10% Preferred into 884,214 shares of Common Stock.





                              page 11 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------

8.    SUBSEQUENT EVENTS

      The Company has reflected in its June 30, 1996 financial statements a one-time charge of $325,000 for settlement of the Company's contractual obligations to an Executive.

      Nominal Value Warrants representing 62,650 shares of Common Stock were exercised by an officer of the Company, and total proceeds to the Company were $627.





                              page 12 of 22 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND MERGERS

PENDING ACQUISITIONS AND MERGERS

On June 26, 1996, the Company entered into an Asset Purchase Agreement with ACI-HDT Supply Company, Amtel Communications Services, Amtel Communications Correctional Facilities, Amtel Communications, Inc. and Amtel Communications Payphones, Inc. (all California corporations and Debtors-in-Possession) collectively referred to as "Amtel" for the purchase of approximately 7,100 telephones, of which 6,000 are considered revenue producing telephones, for $7,000,000 in cash and $6,000,000 in Common Stock. The sale of Amtel's phones to the Company is subject to approval by the Bankruptcy Court. The Company has the right to pay the entire purchase price in cash if the Company's Common Stock is trading at less than $3.50 per share. Upon execution of the Asset Purchase Agreement, the Company made an earnest money deposited of $1,300,000. The deposit is refundable if the Bankruptcy Court fails to approve the sale.

COMPLETED ACQUISITIONS AND MERGERS

On March 15, 1996 the Company completed the acquisition of the outstanding common stock of IPP. The Company acquired 2,101 installed telephones for a purchase price consisting of: (i) $3,496,487 in cash; (ii) 555,589 unregistered shares of the Company's Common Stock; (iii) 5,453 shares of 14% Preferred (immediately convertible into 54,530 shares of Common Stock); and
(iv) Nominal Value Warrants to purchase 117,785 shares of the Company's Common Stock. Additionally, the Company assumed approximately $1,757,000 in liabilities, of which $1,551,795 was repaid by the Company on March 15, 1996. The cash purchase price included three five year non-compete agreements, with an aggregate value of $60,000, with three of IPP's former officers.

On March 15, 1996, the Company completed a Share Purchase Agreement with Paramount. Under the terms of the Agreement, the Company acquired 2,528 installed telephones for a cash purchase price of $9,618,553, 8,333 shares of 14% Preferred Stock (immediately convertible into 83,330 shares of Common Stock) and Nominal Value Warrants to purchase 179,996 shares of the Company's Common Stock. In addition, the Company assumed outstanding liabilities of approximately $733,000, of which $697,947 was repaid on March 15, 1996. The purchase price included a five year consulting and non-compete agreement, valued at $50,000, with one of Paramount's former officers.

The acquisitions were recorded as purchases and the differences between the fair values of the tangible assets acquired and the total purchase prices were recorded as increases to intangibles and amortized over the life of the acquired location contracts which were estimated to be 60 months. The results of operations of each acquired company are included in the results of operations of the Company from March 15, 1996.





                              page 13 of 22 pages

LIQUIDITY AND CAPITAL RESOURCES

The Company intends to fund the Amtel acquisition with the Credit Facility and with the proceeds from an equity offering which the Company believes it will have completed by the end of the third quarter.

In a transaction consummated on March 15, 1996, the Company borrowed $30,530,954 (out of a total Credit Facility commitment of $37,250,000) from the Lenders. Subsequent to March 15, 1996, the Company borrowed an additional $1,692,500 against the Credit Facility. As of June 30, 1996, $5,026,546 was available under the Credit Facility to fund future acquisitions and general working capital purposes, subject to certain conditions (including the availability of collateral). The initial borrowings under the Credit Facility were used to complete the Paramount and IPP acquisitions, to repay $8,503,405 of outstanding debt and $3,173,931 of outstanding obligations under capital leases, to redeem the 10% Preferred, 8% Preferred, and 7% Preferred, and to pay related transactions fees. The additional borrowings of $1,692,000 were used for acquisition deposits ($1,300,000) and working capital.

The Credit Facility requires monthly interest payments at the Alternate Base Rate (as defined therein) plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The Credit Facility also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by the Lenders, the Lenders can call the debt at its discretion. The Lenders have waived their right to exercise this subjective acceleration clause through April 1, 1997. Principal payments commence September 1997, and continue quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company. All of the Company's installed telephones are pledged as collateral to the Credit Facility. On June 30, 1996, the Company did not meet certain financial loan covenants. The Lenders have waived compliance with these loan covenants.

The majority of the Credit Facility (currently $29,000,000) can be converted into Series B Preferred at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, the Lenders received warrants to purchase 204,824 shares of Series A Preferred at an exercise price of $0.20 per share. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The debt under the Credit Facility was recorded net of the fair value of the warrants. The Company has recorded non-cash interest expense (accretion of debt) of $755,640 for the three months ended June 30, 1996 and $1,053,441 for the six months ended June 30, 1996.

On March 15, 1996, concurrent with the consummation of the Credit Facility, the Company redeemed the 10% Preferred, 8% Preferred, and 7% Preferred. The redemption price was cash payments aggregating $1,117,371 and 34,436.33 shares of 14% Preferred. In the aggregate, $6,269,487 of the Company's outstanding obligations, including portions of the purchase price for the IPP and Paramount acquisitions, was liquidated by issuing 107,918.19 shares of 14% Preferred. The $2,002,386 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders on March 15, 1996.





                              page 14 of 22 pages

On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10% Preferred, 8% Preferred, and 7% Preferred, and conversion of certain debt of the Company to the 14% Preferred. The warrants expire on March 13, 2001.

At June 30, 1996, long-term debt, including the current portion and excluding the portion allocated to the Lenders warrants, was $25,270,968 and obligations under capital leases, including the current portion, amounted to $276,067 compared with $10,328,913 and $3,532,937 at December 31, 1995, an increase of $14,942,055 in long-term debt and a decrease of $3,256,870 in obligations under capital leases. Total long-term debt outstanding, including the current portion and the amount allocated to the Lenders warrants, was $34,338,663 at June 30, 1996. The overall increase is mostly attributable to debt incurred in connection with the IPP and Paramount acquisitions.

The Company had a working capital deficit of $6,763,540 at June 30, 1996, compared to a working capital deficit of $4,843,524 at December 31, 1995, an increase of $1,920,016. Income before interest, taxes, depreciation and amortization, contractual settlements and restructuring charges, and the extraordinary loss on debt restructuring was $2,977,141 for the six months ended June 30, 1996, compared to $233,133 for the six months ended June 30, 1995, an increase of $2,744,008. Cash flows used in operations amounted to $1,533,856 a decrease of $1,999,130 over cash provided by operations for the six months ended June 30, 1995 of $465,274, mostly due to the larger loss in the first and second quarter of 1996, the acquisition deposit, and the repayment of contractual obligations.

Management believes, but cannot assure, that cash flow from operations, the proceeds and the availability under the Credit Facility and other financial alternatives, including an equity offering projected to be completed in the third quarter of 1996 as discussed above, will be sufficient to allow the Company to sustain its operations and meet its obligations over the next twelve months.

RESULTS OF OPERATIONS

At June 30, 1996, the Company had approximately 14,826 installed telephones (excluding pending acquisitions) compared to 5,038 at June 30, 1995, an increase of 9,788 installed telephones, or 194.3%. The increase in installed telephones is attributable to telephones acquired in acquisitions and internal growth.

REVENUE

Total Revenues. Total revenues from all product lines increased $8,944,862, or 113.5%, from $7,878,062 for the six months ended June 30, 1995 to $16,822,924 for the six months ended June 30, 1996.

Revenues from coin calls increased $5,433,429, or 108.8%, from $4,995,329 for the six months ended June 30, 1995 to $10,428,758 for the six months ended June 30, 1996. This increase is attributable primarily to an increase in the number of installed pay telephones, which increased by 9,788, with the majority of the increase occurring in the fourth quarter of 1995 and the first quarter of 1996 and attributable to the Company's recent acquisitions.





                              page 15 of 22 pages

Non-coin revenues increased $2,987,035, or 129.6%, from $2,305,495 for the six months ended June 30, 1995 to $5,292,530 for the six months ended June 30, 1996. The increase was primarily due to the acquisition and installment of additional revenues producing pay telephones. However, this increase was offset in part by a reduction in operator assisted calls as a result of aggressive dial-around advertising by long distance carriers such as American Telephone & Telegraph Company ("AT&T") and MCI Communications Corporation ("MCI"). In addition, in December 1995 the Company decided to focus on the ownership and maintenance of its pay telephone business and outsourced its operator service center.

Other revenues increased $524,398, or 90.8%, from $577,238 for the six months ended June 30, 1995 to $1,101,636 for the six months ended June 30, 1996. This increase was primarily the result of increased telephones and dial-around compensation.

Operating Expenses. Line charges increased $1,762,451, or 83.9%, from $2,100,427 for the six months ended June 30, 1995 to $3,862,878 for the six months ended June 30, 1996. Line charges represented 26.7% of total revenues for the six months ended June 30, 1995 and 23.0% of total revenues for the six months ended June 30, 1996. The increase in line charges was, in part, due to increased coin calls resulting from the continuation of the 1994 program which offered customers a three minute long-distance call anywhere in the continental United States for $0.75 (the "$0.75 Long Distance Call Program"), as well as increases in certain local telephone company line charges.

Location commissions increased $1,020,364, or 67.3%, from $1,516,365 for the six months ended June 30, 1995 to $2,536,729 for the six months ended June 30, 1996. Location commissions represented 19.2% of total revenues for the six months ended June 30, 1995 and 15.1% of total revenues for the six months ended June 30, 1996. The increase is due to location agreements from pay telephones acquired in the acquisitions of World Communications, Inc. ("World") and Public Telephone Corporation, ("Public Telephone") and due to increased competition in obtaining new locations.

Other operating expenses, (consisting of personnel costs, rents, utilities, repair and maintenance of the phones, operator services processing fees and property/sales taxes), increased $2,365,341, or 88.2%, from $2,682,710 for the six months ended June 30, 1995 to $5,048,051 for the six months ended June 30, 1996. Other operating expenses represented 34.1% of total revenues for the six months ended June 30, 1995 and 30.0% of total revenues for the six months ended June 30, 1996. The increase was primarily the result of higher personnel costs, rent, utilities and service related expenses attributable to the outsourcing of operator services and to the acquisitions of World and Public Telephone completed in September and October 1995, respectively, and to a lesser extent, the acquisitions of IPP and Paramount completed in March 1996, the increase in the Company's pay telephone base, and the additional field personnel to accommodate the increased business. Management anticipates economies of scale resulting from these acquisitions will be realized in 1996, resulting in the decrease of other operating expenses as a percentage of total revenues.

Depreciation and amortization increased $3,726,198, or 260.1%, from $1,432,491 for the six months ended June 30, 1995 to $5,158,689 for the six months ended June 30, 1996. Depreciation and amortization represented 18.2% of total revenues for the six months ended June 30, 1995 and 30.7% of total revenues for the six months ended June 30, 1996. This increase was primarily due to the Company's acquisitions and expansion of its pay telephone base, purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth.





                              page 16 of 22 pages

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $1,052,698, or 78.2%, from $1,345,427 for the six months ended June 30, 1995 to $2,398,125 for the six months ended June 30, 1996. SG&A represented 17.1% of total revenues for the six months ended June 30, 1995 and 14.3% of total revenues for the six months ended June 30, 1996. The increase was primarily the result of the acquisitions of World, Public Telephone, IPP and Paramount.

Settlement of Employment Contracts and Restructuring Charges. Settlement of employment contracts and restructuring charges consists primarily of the costs associated with the write-off of selected assets in connection with the continued evaluation of the Company's operations and certain one-time charges and consulting fees incurred for changes to the operations of the Company. Settlements of employment contracts and restructuring charges were $0 and $1,117,729 for the six months ended June 30, 1995 and 1996, respectively. Settlements of the employment contracts and restructuring charges constituted 6.6% of total revenues for the six months ended June 30, 1996.

Interest Expense. Interest expense increased $1,268,562, or 593.8%, from $213,642 for the six months ended June 30, 1995 to $1,482,204 for the six months ended June 30, 1996. Interest expense represented 2.7% of total revenues for the six months ended June 30, 1995 and 8.8% of total revenues for the six months ended June 30, 1996. The increase was due to the financing obtained for the recent acquisitions. Non-cash interest expense was $1,053,441, or 6.3% of revenues, for the six months ended June 30, 1996, representing the accretion of the debt under the Credit Facility to its maturity amount.

Extraordinary Items. The Company recorded an extraordinary loss of $897,926, or 5.3% of total revenues, for the six months ended June 30, 1996. The extraordinary loss related to one-time costs that were incurred in connection with the restructuring of the Company's debt and obligations under non-cancelable capital leases assumed by the Company under the terms of the acquisitions of World and Public Telephone. Concurrent with the restructuring of the Company's debt and the redemption of the 10% Preferred, 8% Preferred, and 7% Preferred, the Company recorded the difference between the carrying value of the 10% Preferred, 8% Preferred, and 7% Preferred and the redemption price as a decrease to the accumulated deficit of $2,002,386.

IMPACT OF SEASONALITY

Since a large concentration of telephones are in shopping malls, the greatest portion of the Company's revenue is earned in the fourth quarter due to the increased holiday traffic. Company phones located outdoors, in the northern and western states, will experience reduced revenues during periods of adverse weather.





                              page 17 of 22 pages

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

WORKING CAPITAL RESTRICTIONS AND OTHER LIMITATIONS UPON THE PAYMENT OF DIVIDENDS

The Lenders Credit Facility contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring the Company to maintain certain financial ratios, including, among other things, minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. On June 30, 1996, the Company did not meet certain financial loan covenants. The Lenders have waived compliance with these loan covenants.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 1996, the Company held it's Annual Meeting of Shareholders. Total shares eligible to vote as of the record date were 4,364,016 and total shares voted were 2,913,956 or 66.77%. The following nominees for director of the Company, as listed in the proxy statement, were elected:

                                   For                         Abstain
                                  ----                         -------
        Peter Graf               2,871,366     65.80%            42,590        0.98%
        Steven Richman           2,871,366     65.80%            42,590        0.98%
        George Henry             2,900,118     66.46%            13,838        0.32%
        Joseph Abrams            2,871,366     65.80%            42,590        0.98%
        Stuart Hollander         1,847,700     42.34%         1,066,256       24.43%
        Nickey Maxey             2,897,460     66.39%            16,496        0.38%
        Aron Katzman             2,856,208     65.45%            57,748        1.32%

The following proposals were approved by the shareholders at the Annual Meeting of Shareholders:

        Amendment to the Articles of Incorporation of the Company to increase the number of shares that the Company shall have authority to issue from 50,000,000 to 60,000,000 of which 50,000,000 shall be classified as Common Stock and 10,000,000 shall be classified as Preferred Stock.

                                                    Abstain/
                  For              Against          withheld     Broker Non-Votes
               ---------          ---------        ---------     ----------------
                2,860,919           25,463           27,574              -
                 65.56%              0.58%            0.63%              -

        Amendment to the Company's Code of Regulations increasing the maximum size of the Board of Directors to nine.

                                                    Abstain/
                  For              Against          withheld     Broker Non-Votes
               ---------          ---------        ---------     ----------------
               2,756,684           21,828            27,432           108,012
                 63.17%            0.50%              0.63%            2.48%






                              page 18 of 22 pages

      Amendment to the Articles of Incorporation to grant conversion rights to the Company's 10% Cumulative Nonvoting Redeemable Preferred Stock so that each share of 10% Cumulative Nonvoting Redeemable Preferred Stock shall be convertible into shares of the Company's Common Stock, whereby 530,534 shares of 10% Cumulative Nonvoting Redeemable Preferred Stock would be convertible, at any time, into 884,214 shares of Common Stock.

                                                    Abstain/
                  For              Against          withheld     Broker Non-Votes
               ---------          ---------        ---------     ----------------
      By a vote of the Common stockholders:
                2,264,624           29,908           38,334        581,090
                 51.89%              0.69%            0.88%         13.32%

      By a vote of the 10% Cumulative Nonvoting Redeemable Preferred stockholders:
                  463,691                -           12,039              -
                   87.40%                -            2.27%              -

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





                              page 19 of 22 pages

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

         FORM 8-K/A-1 AMENDING FORM 8-K DATED MARCH 15, 1996:

         (a)  Financial Statements of Business Acquired:

         1. International Payphones, Inc. of Tennessee Financial Statements For the Years Ended December 31, 1995 and 1994

         (b)  Pro Forma Financial Information:

         1. Introduction to Unaudited Pro Forma Combined Condensed Financial Information

         2. International Payphones, Inc. of South Carolina, International Payphones, Inc. of Tennessee, Paramount Communication Systems, Inc. and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Balance Sheet at December 31, 1995.





                              page 20 of 22 pages

         3. International Payphones, Inc. of South Carolina, International Payphones, Inc. of Tennessee, Paramount Communication Systems, Inc. and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended December 31, 1995.

         4. International Payphones, Inc. of South Carolina, International Payphones, Inc. of Tennessee, Paramount Communication Systems, Inc. and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Financial Information - Footnotes to Financial Information.

         FORM 8-K/A-2 AMENDING FORM 8-K/A-1 AND FORM 8-K DATED MARCH 15, 1996:

         (a)  Financial Statements of Business Acquired:

         1. International Payphones, Inc. (a South Carolina corporation) Financial Statements For the Year Ended December 31, 1995

         2. Paramount Communications Systems, Inc. Financial Statements For the Year Ended December 31, 1995

         (b)  Pro Forma Financial Information:

         1. Introduction to Unaudited Pro Forma Combined Condensed Financial Information

         2. International Payphones, Inc. (a South Carolina corporation), International Payphones, Inc. (a Tennessee corporation), Paramount Communication Systems, Inc. and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Balance Sheet at December 31, 1995.

         3. International Payphones, Inc. (a South Carolina corporation), International Payphones, Inc. (a Tennessee corporation), Paramount Communication Systems, Inc. and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended December 31, 1995.

         4. International Payphones, Inc. (a South Carolina corporation), International Payphones, Inc. (a Tennessee corporation), Paramount Communication Systems, Inc. and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Financial Information - Footnotes to Financial Information.





                              page 21 of 22 pages

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHONETEL TECHNOLOGIES, INC.


August 12, 1996                        By: /s/ Peter G. Graf
                                       -------------------------
                                       Peter G. Graf
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       Chief Accounting Officer





                              page 22 of 22 pages