Form 10QSB/A
period 1996-03-31
PHONETEL TECHNOLOGIES INC
filed 1996-09-27
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-QSB/A-1


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                                 --------------

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                       FOR THE TRANSITION PERIOD FROM     TO   .
                                                      ---   ---
                         COMMISSION FILE NUMBER 0-16715

                           PhoneTel Technologies, Inc.
           -----------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             OHIO                                   34-1462198
- -------------------------------             ------------------------------------
(STATE OF OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

  1127 EUCLID AVENUE, SUITE 650, STATLER OFFICE TOWER      44115-1601
- ------------------------------------------------------    ------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (216) 241-2555
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF SEPTEMBER 20, 1996, 7,639,709 SHARES OF THE REGISTRANT'S COMMON STOCK $.01 PAR VALUE, WERE OUTSTANDING.


Transitional Small Business Disclosure Format (check one): Yes  [   ]  No  [ X ]





                               page 1 of 22 pages

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 FORM 10-QSB/A-1
                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                                               PAGE NO.

PART I.      FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of December 31, 1995
                 and March 31, 1996 ............................................................3

               Statements of Consolidated Operations for the Three
                 Months Ended March 31, 1995 and 1996 ..........................................4

               Statements of Consolidated Cash Flows for the Three
                 Months Ended March 31, 1995 and 1996 ..........................................5

               Statements of Changes in Mandatorily Redeemable Preferred
                  Stock and Non-Mandatorily Redeemable Preferred Stock,

               Common Stock and Other Shareholders' Equity .....................................6

               Notes to Consolidated Financial Statements ......................................8

    Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...............................15


PART II.     OTHER INFORMATION

    Item 2.    Changes in Securities ..........................................................19

    Item 6.    Exhibits and Reports on Form 8-K ...............................................20

               Signatures  ....................................................................22



                               page 2 of 22 pages

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------

                                                                                                   (Unaudited)
                                                                            December 31             March 31
                                                                               1995                   1996
                                                                         ------------------     ------------------
   ASSETS

   Current assets:
       Cash                                                                       $713,462             $2,009,666
       Accounts receivable, net of allowance for doubtful
          of $40,000 and $100,961, respectively                                    901,508              1,311,272
       Other current assets                                                        185,634                292,618
                                                                         ------------------     ------------------
          Total current assets                                                   1,800,604              3,613,556

   Property and equipment, net                                                  14,099,111             23,543,118
   Intangible assets, net                                                       11,592,157             24,608,064
   Other assets                                                                  1,425,384                523,522

                                                                         ------------------     ------------------
                                                                               $28,917,256            $52,288,260
                                                                         ==================     ==================

   LIABILITIES AND  EQUITY

   Current liabilities:
       Current portion of long-term debt - related parties                               -             $1,830,954
       Current portion of long-term debt - others                               $1,010,412              1,829,665
       Current portion of obligation under capital leases                          288,972                 75,503
       Accounts payable                                                          2,772,306              2,078,426
       Accrued expenses                                                          1,610,100              2,414,006
       Deferred revenues                                                                 -              1,200,000
       Obligations relating to contractual settlements
          and other unusual charges                                                962,338                163,810
                                                                         ------------------     ------------------
          Total current liabilities                                              6,644,128              9,592,364

   Long-term debt - related parties (amounts due at
       maturity $1,732,500 and $29,000,000, respectively)                        1,732,500             22,668,644

   Long-term debt - others                                                       7,586,001                260,289

   Obligations under capital leases                                              3,243,965                179,808



   14% cumulative preferred stock mandatorily redeemable
       (redemption amount $6,514,939, due June 30, 2000)                                 -              6,296,737

   Non-mandatorily redeemable preferred stock,
       common stock and other shareholders' equity                               9,710,662             13,290,418

                                                                         ------------------     ------------------
                                                                               $28,917,256            $52,288,260
                                                                         ==================     ==================

   The accompanying notes are an integral part of these financial statements.

                               page 3 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS
- -------------------------------------------------------------------------------

                                                                                       (Unaudited)
                                                                               Three Months Ended March 31
                                                                               1995                   1996
                                                                         ------------------     ------------------
   REVENUES:
       Coin calls                                                               $2,331,105             $4,451,795
       Non-coin                                                                  1,301,288              1,908,882
       Other                                                                       140,922                245,927
                                                                         ------------------     ------------------
                                                                                 3,773,315              6,606,604
                                                                         ------------------     ------------------

   OPERATING EXPENSES:
       Line and transmission charges                                               813,343              1,605,369
       Location commissions                                                        629,700              1,159,467
       Other operating expenses                                                  1,550,217              2,140,596
       Depreciation and amortization                                               700,900              2,085,268
       Selling, general and administrative                                         577,493              1,103,683
       Contractual settlements and other unusual charges                                 -              4,803,365
                                                                         ------------------     ------------------
                                                                                 4,271,653             12,897,748
                                                                         ------------------     ------------------

   Loss from operations                                                           (498,338)            (6,291,144)

   OTHER INCOME (EXPENSE):
       Interest expense - related parties                                                -               (279,716)
       Interest expense - others                                                  (102,741)              (224,121)
                                                                         ------------------     ------------------
                                                                                  (102,741)              (503,837)
                                                                         ------------------     ------------------

   Loss before extraordinary item                                                 (601,079)            (6,794,981)

   Extraordinary item:
       Loss on debt restructuring                                                        -               (176,710)
                                                                         ------------------     ------------------

   NET LOSS                                                                      ($601,079)           ($6,971,691)
                                                                         ==================     ==================


   Earnings per share calculation:
       Preferred dividend requirement payable in cash                              (77,417)                     -
       Preferred dividend requirement paid in kind                                       -                (27,250)
       Premium on redemption of 10% Preferred,
          8% Preferred and 7% Preferred                                                  -             (2,002,386)
                                                                         ------------------     ------------------

   Net loss applicable to common shareholders                                    ($678,496)           ($9,001,327)
                                                                         ==================     ==================

   Net loss per common share before extraordinary item                              ($0.45)                ($2.99)
                                                                         ==================     ==================

   Net loss per common share                                                        ($0.45)                ($3.05)
                                                                         ==================     ==================

   Weighted average number of shares                                             1,523,537              2,955,894
                                                                         ==================     ==================


   The accompanying notes are an integral part of these financial statements.


                               page 4 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
- -------------------------------------------------------------------------------

                                                                                       (Unaudited)
                                                                               Three Months Ended March 31
                                                                               1995                   1996
                                                                         ------------------     ------------------
   CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Net loss                                                                  ($601,079)           ($6,971,691)
       Adjustments to reconcile net loss to net
          cash flow from operating activities:
          Depreciation and amortization                                            700,900              2,085,268
          Issuance of Nominal Value Warrants                                             -              3,886,140
          Stock issued in lieu of cash payments                                      5,000                 20,620
          Accretion of related party debt                                                -                 80,144
          Accretion of other debt                                                                          45,921
          Extraordinary loss on debt restructuring                                       -                247,974
          Increase in allowance for doubtful accounts                                    -                 60,961
          Changes in assets and liabilities:
              Accounts receivable                                                 (167,979)              (325,125)
              Other current assets                                                  86,996               (106,984)
              Accounts payable                                                     240,953               (573,880)
              Accrued expenses                                                      34,659                686,406
              Obligations relating to contractual
                settlements and other unusual charges                                    -               (798,528)
                                                                         ------------------     ------------------
                                                                                   299,450             (1,662,774)
                                                                         ------------------     ------------------
   CASH FLOWS USED IN INVESTING ACTIVITIES:
       Acquisition of International Pay Phones, Inc.                                     -             (4,687,353)
       Acquisition of Paramount Communications Systems                                   -             (9,691,500)
       Deposits on pending acquisitions                                                  -               (300,000)
       Deferred revenues - signing bonus                                                 -              1,200,000
       Purchases of intangible assets                                              (60,681)              (127,570)
       Change in other assets                                                      (22,204)               276,862
       Purchases of property and equipment                                        (175,089)              (323,068)
                                                                         ------------------     ------------------
                                                                                  (257,974)           (13,652,629)
                                                                         ------------------     ------------------
   CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
       Proceeds from related party debt                                                  -             30,530,954
       Proceeds from shareholder debt                                                    -                550,000
       Principal payments on borrowings                                           (497,944)            (9,886,029)
       Proceeds from issuance of preferred and
          common stock and other                                                    90,000                      -
       Debt financing costs                                                              -             (3,465,947)
       Redemption of 10% Preferred and 8% Preferred                                      -             (1,117,371)
       Equity financing costs                                                      (52,935)                     -
       Proceeds from warrant and option exercises                                   20,000                      -
                                                                         ------------------     ------------------
                                                                                  (440,879)            16,611,607
                                                                         ------------------     ------------------
   (Decrease) increase in cash                                                    (399,403)             1,296,204
   Cash at beginning of period                                                     478,756                713,462
                                                                         ------------------     ------------------
   Cash at end of period                                                           $79,353             $2,009,666
                                                                         ==================     ==================

   The accompanying notes are an integral part of these financial statements.

                               page 5 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK AND
       NON-MANDATORILY REDEEMABLE PREFERRED, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------
                                                                                                    (Unaudited)
                                                           Year Ended December 31          Three Months Ended March 31
                                                                    1995                               1996
                                                      ---------------------------------------------------------------------
                                                          Shares            Amount           Shares            Amount
                                                      ----------------  ---------------- ----------------  ----------------
MANDATORILY REDEEMABLE PREFERRED STOCK

14 % CUMULATIVE REDEEMABLE
       CONVERTIBLE PREFERRED STOCK
       Balance at beginning of year                                 -                 -            -                 -
       Redemption of 7% Preferred                                   -                 -         3,625.00          $217,500
       Redemption of 8% Preferred                                   -                 -        14,143.33           848,600
       Redemption of 10% Preferred                                  -                 -        16,668.00         1,000,000
       Conversion of debt                                           -                 -        59,695.39         3,581,723
       Acquisition of Paramount Communications                      -                 -         8,333.33           375,768
       Acquisition of International Pay Phones                      -                 -         5,453.14           245,896
       Dividends payable-in-kind                                    -                 -           664.13            27,250
TOTAL MANDATORILY REDEEMABLE
                                                      ================  ================ ================  ================
       PREFERRED STOCK                                              -                 -       108,582.32        $6,296,737
                                                      ================  ================ ================  ================

NON-MANDATORILY REDEEMABLE PREFERRED
       STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY

7 % CUMULATIVE CONVERTIBLE
       REDEEMABLE PREFERRED STOCK
       Balance at beginning of year                             2,500          $200,000            2,500          $200,000
       Redemption of  7% Preferred                                  -                 -           (2,500)         (200,000)
                                                      ----------------  ---------------- ----------------  ----------------
       Balance at end of period                                 2,500          $200,000                -                 -
                                                      ================  ---------------- ================  ----------------

8 % CUMULATIVE REDEEMABLE
       PREFERRED STOCK
       Balance at beginning of year                            12,200          $981,084           12,200          $981,084
       Redemption of  8% Preferred                                  -                 -          (12,200)         (981,084)
                                                      ----------------  ---------------- ----------------  ----------------
       Balance at end of period                                12,200          $981,084                -                 -
                                                      ================  ---------------- ================  ----------------

10 % CUMULATIVE REDEEMABLE
       PREFERRED STOCK
       Balance at beginning of year                             1,496                $1            1,496                $1
       Redemption of 10% Preferred                                  -                 -           (1,496)               (1)
                                                      ----------------  ---------------- ----------------  ----------------
       Balance at end of period                                 1,496                $1                -                 -
                                                      ================  ---------------- ================  ----------------

10 % CUMULATIVE NON-VOTING
       REDEEMABLE PREFERRED STOCK
       Balance at beginning of year                                 -                 -          530,534        $5,305,340
       Acquisition of World Communications, Inc.              530,534        $5,305,340                -                 -
                                                      ----------------  ---------------- ----------------  ----------------
       Balance at end of period                               530,534        $5,305,340          530,534        $5,305,340
                                                      ================  ================ ================  ================

SERIES A SPECIAL CONVERTIBLE
       PREFERRED STOCK
       Balance at beginning of year                                 -                 -                -                 -
                                                      ----------------  ---------------- ----------------  ----------------
       Balance at end of period                                     -                 -                -                 -
                                                      ================  ---------------- ================  ----------------



   The accompanying notes are an integral part of these financial statements.

                               Page 6 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK AND
       NON-MANDATORILY REDEEMABLE PREFERRED, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------
                                                                                                    (Unaudited)
                                                           Year Ended December 31          Three Months Ended March 31
                                                                    1995                               1996
                                                      ---------------------------------------------------------------------
                                                          Shares            Amount           Shares            Amount
                                                      ----------------  ---------------- ----------------  ----------------
                        (CONTINUED)
SERIES B SPECIAL CONVERTIBLE
       PREFERRED STOCK
       Balance at beginning of year                                 -                 -                -                 -
                                                      ----------------  ---------------- ----------------  ----------------
       Balance at end of period                                     -                 -                -                 -
                                                      ================  ---------------- ================  ----------------

COMMON STOCK
       Balance at beginning of year                         1,522,158           $15,222        2,855,350           $28,554
       Issuance of stock for services                          91,383               914            4,400                44
       Private sales of stock                                 472,056             4,720                -                 -
       Exercise of warrants and options                         8,333                83                -                 -
       Acquisition of World Communications, Inc.              402,500             4,025                -                 -
       Conversion of debt to equity                            30,231               303                -                 -
       Acquisition of Public Telephone Corporation            304,879             3,049                -                 -
       Acquisition escrow deposits                             23,810               238          (23,810)             (238)
       Acquisition of International Pay Phones                      -                 -          555,589             5,555
                                                      ----------------  ---------------- ----------------  ----------------
       Balance at end of period                             2,855,350           $28,554        3,391,529           $33,915
                                                      ================  ---------------- ================  ----------------

ADDITIONAL PAID-IN CAPITAL
       Balance at beginning of year                                          $8,755,364                        $16,649,559
       Issuance of stock for services                                           528,532                             20,576
       Private sales of stock                                                 2,010,067                                  -
       Exercise of warrants and options                                          34,917                                  -
       Acquisition of World Communications, Inc.                              2,712,852                                  -
       Conversion of debt to equity                                             137,375                                  -
       Acquisition of Public Telephone Corporation                            2,054,902                                  -
       Acquisition escrow deposits                                              149,762                           (149,762)
       Financing costs                                                          (83,212)                                 -
       Acquisition of International Pay Phones                                        -                          2,790,042
       Acquisition of Paramount Communications                                        -                            443,510
       Warrants issued with debt                                                349,000                          6,411,500
       Issuance of Nominal Value Warrants                                             -                          4,240,941
                                                                        ----------------                   ----------------
       Balance at end of period                                             $16,649,559                        $30,406,366
                                                                        ----------------                   ----------------

ACCUMULATED DEFICIT
       Balance at beginning of year                                         ($7,303,804)                      ($13,453,876)
       Net loss for the period                                               (6,109,697)                        (6,971,691)
       Dividends paid on 7% and 8% Preferred                                    (40,375)                                 -
       14% Preferred dividend payable-in-kind                                         -                            (27,250)
       Premium on redemption of 7% Preferred                                          -                            (17,500)
       Premium on redemption of 8% Preferred                                          -                           (293,516)
       Premium on redemption of 10% Preferred                                         -                         (1,691,370)
                                                                        ----------------                   ----------------
       Balance at end of period                                            ($13,453,876)                      ($22,455,203)
                                                                        ----------------                   ----------------

TOTAL NON-MANDATORILY REDEEMABLE
       PREFERRED STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY                                            $9,710,662                        $13,290,418
                                                                        ================                   ================


   The accompanying notes are an integral part of these financial statements.

                               Page 7 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996
- -------------------------------------------------------------------------------


1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB and subsequently amended on form 10-KSB/A-1 for the year ended December 31, 1995.

       Certain amounts relating to the three months ended March 31, 1995 have been reclassified to conform to the current quarter presentation. The reclassifications have no impact on total assets, shareholders' equity or net loss as previously reported.


2.     ACQUISITIONS AND MERGERS

       On March 15, 1996, the Company completed the acquisition of the outstanding common stock of International Pay Phones, Inc. (a South Carolina company) and International Pay Phones, inc. (a Tennessee company) (collectively "IPP"), companies affiliated through common ownership and management. In connection with the acquisition of IPP, the company acquired 2,101 installed telephones for a purchase price consisting of: (i) $3,496,487 in cash; (ii) 555,589 unregistered shares of the Company's Common Stock, par value $.01, ("Common Stock"); (iii) 5,453.14 unregistered shares of 14% Convertible Cumulative Redeemable preferred stock ("14% preferred"); and (iv) warrants to purchase 117,785 shares of the company's common stock at a nominal exercise price per share ("Nominal Value Warrants"). Additionally, the Company assumed approximately $1,757,000 in liabilities, of which $1,551,796 was repaid by the Company on March 15, 1996. The cash purchase price included three five year non-compete agreements, with an aggregate value of $60,000, with three of IPP's former officers.

       On March 15, 1996, the Company completed a Share Purchase Agreement with Paramount Communications Systems, Inc. (a Florida corporation) ("Paramount"). Under the terms of the agreement, the company acquired 2,528 installed telephones for a purchase price consisting of: (i) $9,618,553 in cash; (ii) 8,333.33 shares of 14% Preferred; and (iii) nominal value warrants to purchase 179,996 shares of the Company's Common Stock.




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

       The IPP and Paramount acquisitions were recorded as purchases and the differences between the fair values of the tangible assets acquired and the total purchase price, aggregating $9,303,278, were recorded as intangibles and are being amortized over the life of the acquired location contracts which have been estimated to be 60 months.

       On October 16, 1995, the Company consummated its acquisition of the outstanding common stock of Public Telephone Corporation (an Indiana corporation) ("Public Telephone") in a transaction accounted for as a purchase. The Company acquired current assets of $54,742, approximately 1,200 installed telephones, assumed approximately $2,800,000 in debt and outstanding liabilities of public telephone and issued 224,879 unregistered shares of the Company's Common Stock to the shareholders of Public Telephone. In connection with the acquisition, the company entered into five year non-compete agreements with two of Public Telephone's former owners which require both cash payments and the issuance, in the aggregate, of 80,000 unregistered shares of the Company's Common Stock.

       On September 22, 1995, the Company consummated its merger with World Communications, Inc. (a Missouri corporation) ("World") in a transaction accounted for as a purchase. The Company acquired current assets of $256,571, 3,327 installed telephones, assumed approximately $6,900,000 in debt and outstanding liabilities of World and issued 402,500 unregistered shares of the Company's Common Stock and 530,534 shares of the Company's 10% Non-Voting Redeemable Preferred Stock.

       The Public Telephone and World acquisitions were recorded as purchases and the differences between the fair values of the tangible assets acquired and the total purchase price, aggregating $9,305,168, were recorded as intangibles and are being amortized over the average life of the acquired location contracts which have been estimated to be 36 months.











                               page 9 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996
- -------------------------------------------------------------------------------


2.  ACQUISITIONS AND MERGERS (CONTINUED)

    Set forth below is the Company's unaudited pro forma condensed statement of operations data as though the World, Public, IPP and Paramount acquisitions had occurred at the beginning of 1995 and as though the IPP and Paramount acquisitions had occurred at the beginning of 1996.

                                  Pro Forma Selected Results of Operations Data
                                          Three Months Ended March 31
                                              1995              1996
                                          ------------        -------

          Total revenues                $   8,784,210       $  9,095,284
          Net loss before
            extraordinary item            ( 3,603,456)       ( 6,850,691)
          Net loss applicable
           to common shareholders         ( 3,813,506)       ( 7,027,401)
          Net loss per common share           $ (1.37)          $  (2.06)

       The unaudited pro forma results above are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of 1995 or 1996, or of future results. The pro forma statement of operations data includes adjustments relating to the amortization of intangible assets, reductions in certain selling, general, and administrative expenses, interest expense on borrowings used to finance the acquisitions and the weighted average number of common shares outstanding after giving effect to the acquisitions.


3.     PROPERTY AND EQUIPMENT

       As of December 31, 1995 and March 31, 1996, property and equipment consisted of the following:

                                                              Estimated
                                                            Useful Lives      December 31   March 31
                                                             (in years)             1995                1996
                                                             ----------             ----                ----
         Telephone boards, enclosures and cases                 3-7             $16,386,987    $26,582,376
         Furniture, fixtures and other equipment                3-5                 989,300      1,161,364
         Leasehold improvements                                 2-5                 231,466        217,624
                                                                              -------------   ------------
                                                                                 17,607,753     27,961,364
             Less - accumulated depreciation                                    ( 3,508,642)   ( 4,418,246)
                                                                              -------------   ------------
                                                                              $  14,099,111   $ 23,543,118
                                                                              =============   ============





                               page 10 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996
- -------------------------------------------------------------------------------



4.     INTANGIBLE ASSETS

       As of December 31, 1995 and March 31, 1996, intangible assets consisted of the following:

                                                               Amortization     December 31       March 31
                                                                 Period             1995            1996
                                                             --------------   --------------      ---------
             Costs incurred in the acquisition and
               installation of phones                      36-120 months        $13,403,126    $22,596,960
             Debt restructuring costs                          40 months                  -      4,795,749
             Non-compete agreement                          24-60 months          1,513,765      1,623,765
             State operating certifications                    60 months            466,796        466,796
                                                                              -------------   ------------
                                                                                 15,383,687     29,483,270
             Less: Accumulated amortization                                      (3,791,530)    (4,875,206)
                                                                              -------------   ------------
                                                                              $  11,592,157   $ 24,608,064
                                                                              =============   ============

5.     LONG-TERM DEBT - RELATED PARTIES

       In a transaction consummated on March 15, 1996, the Company borrowed $30,530,954 (out of a total credit facility ("Credit Facility") commitment of $37,250,000) from Internationale Nederlanden (U.S.) Capital Corporation and one other lender (collectively known as "Lenders"). As of March 31, 1996, $6,700,000 was available to the Company under the Credit Facility to fund future acquisitions and for general working capital purposes, subject to certain conditions (including availability of additional collateral). At March 31, 1996, due to the unavailability of additional collateral, no additional funds were available to the Company. The initial borrowings under the Credit Facility were used to complete the Paramount and IPP acquisitions, to repay $8,503,405 of outstanding debt and $3,173,931 of the outstanding obligations under capital leases, to redeem the 10% Cumulative Redeemable Preferred Stock ("10% Preferred"), 8% Cumulative Redeemable Preferred Stock ("8% Preferred"), and 7% Cumulative Convertible Redeemable Preferred Stock ("7% Preferred"), and to pay related transactions fees.

       The Credit Facility requires monthly interest payments at the Alternate Base Rate (as defined therein) plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The Credit Facility also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by the Lenders, the Lenders can call the debt at their discretion. The Lenders have waived their right to exercise this subjective acceleration clause through April 1, 1997. Principal payments commence September 1997, and continue quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company. Based on amounts borrowed at March 31, 1996, page 11 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------


 5. LONG-TERM DEBT - RELATED PARTIES (CONTINUED)

       the estimated principal payment in September 1997 would be $612,500, increasing to $975,000, quarterly for 1998. All of the Company's installed telephones are pledged as collateral to the Credit Facility. The majority of the Credit Facility (currently $29,000,000) can be converted into Series B Special Convertible Preferred Stock ("Series B Preferred"), at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, the Lenders received warrants to purchase 204,824 shares of Series A Special Convertible Preferred Stock ("Series A Preferred"), at an exercise price of $0.20 per share for the initial borrowings under the Credit Facility. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The debt under the Credit Facility was initially recorded net of an allocation of the fair value of the warrants, such fair value was determined using the Black-Scholes valuation model. The Company has estimated the quarterly non-cash interest expense will be in excess of $480,000.


6.     PREFERRED STOCK MANDATORILY REDEEMABLE

       As of December 31, 1995 and March 31, 1996, preferred stock mandatorily redeemable consisted of the following:

                                                                                  December 31          March 31
                                                                                     1995                1996
                                                                                  -----------          --------
       14%   Cumulative Redeemable Convertible Preferred Stock ($60 stated value
             - 200,000 shares authorized; 107,918.19 shares issued and
             outstanding at March 31, 1996; cumulative dividends issuable of
             664.13 shares, valued at $27,250; mandatory
             redemption amount of $6,514,939 due June 30, 2000)                             -        $6,296,737

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








                               page 12 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------



7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

       As of December 31, 1995 and March 31, 1996, non-mandatorily redeemable preferred stock, common stock and other shareholders' equity consisted of the following:

                                                                                     December 31        March 31
                                                                                         1995             1996
                                                                                     -----------        --------
       10%   Cumulative Nonvoting Redeemable Preferred Stock ($10 stated value -
             550,000 shares authorized; 530,534 shares issued and outstanding at
             December 31, 1995 and March 31, 1996)                                   $ 5,305,340     $ 5,305,340

       Series A Special Convertible Preferred Stock ($0.20 par value, $0.20 stated value - 250,000
             shares authorized; no shares issued)                                              -               -

       Series B Special Convertible Preferred Stock ($0.20 par value, $120 stated value - 250,000
             shares authorized; no shares issued)                                              -               -

       10%   Cumulative Redeemable Preferred Stock ($1,000 stated value - 3,880 shares authorized; 1,496 shares issued and outstanding at
             December 31, 1995, redeemed on March 15, 1996)                                    1               -

       8%    Cumulative Redeemable Preferred Stock ($100 stated value - 16,000 shares authorized; 12,200 shares issued and outstanding at
             December 31, 1995, redeemed on March 15, 1996)                              981,084               -

       7%    Cumulative Convertible Redeemable Preferred Stock ($100 stated
             value - 2,500 shares authorized, issued and outstanding at December
             31, 1995,
             redeemed on March 15, 1996)                                                 200,000               -








                               page 13 of 22 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------


7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                   December 31       March 31
                                                                                     1995             1996
                                                                                   -----------       --------

       Common Stock
             ($0.01 par value - 22,500,000 shares authorized; 2,855,350 and
             3,391,529 shares issued and outstanding at December 31, 1995 and
             March 31, 1996)                                                          28,554             33,915

       Additional paid-in capital                                                 16,649,559         30,406,366
       Accumulated deficit                                                       (13,453,876)       (22,455,203)
                                                                              --------------      -------------
                                                                              $    9,710,662      $  13,290,418
                                                                              ==============      =============

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

       On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10% Preferred, 8% Preferred and 7% Preferred, and conversion of certain related party debt of the Company to the 14% Preferred. Certain holders of the 14% Preferred are deemed related parties pursuant to the rules and regulations of the Securities and Exchange Commission. The warrants expire on March 13, 2001. Watson, Wyatt & Company have estimated the fair market value of the Nominal Value Warrants to be $4,974,673, using the Black-Scholes valuation method, of which $3,886,139 (the amount attributable to the warrants provided to related parties in connection with the redemption of the 10% Preferred, 8% Preferred and 7% Preferred shares and the conversion of certain debt) was recorded as an unusual charge in the Company's statement of operations for the three months ended March 31, 1996.

       During April and May 1996, warrants representing 972,487 shares of Common Stock were exercised, and total proceeds to the Company were $9,725. Of the total warrants exercised, 539,989 shares of Common Stock were issued to an officer of the Company.

                               page 14 of 22 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND MERGERS

On March 15, 1996 the Company completed the acquisition of the outstanding common stock of IPP. The Company acquired 2,101 installed telephones for a purchase price consisting of: (i) $3,496,487 in cash; (ii) 555,589 unregistered shares of the Company's Common Stock; (iii) 5,453.14 shares of 14% Preferred (immediately convertible into 54,530 shares of Common Stock); and (iv) Nominal Value Warrants to purchase 117,785 shares of the Company's Common Stock. Additionally, the Company assumed approximately $1,757,000 in liabilities, of which $1,551,795 was repaid by the Company on March 15, 1996. The cash purchase price included three five year non-compete agreements, with an aggregate value of $60,000, with three of IPP's former officers.

On March 15, 1996, the Company completed a Share Purchase Agreement with Paramount. Under the terms of the Agreement, the Company acquired 2,528 installed telephones for a purchase price consisting of: (i) $9,618,553 in cash;
(ii) 8,333.33 shares of 14% Preferred Stock (immediately convertible into 83,330 shares of Common Stock); and (iii) Nominal Value Warrants to purchase 179,996 shares of the Company's Common Stock. In addition, the Company assumed outstanding liabilities of approximately $733,000, of which $697,947 was repaid on March 15, 1996. The purchase price included a five year consulting and non-compete agreement, valued at $50,000, with one of Paramount's former officers.

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

LIQUIDITY AND CAPITAL RESOURCES

In a transaction consummated on March 15, 1996, the Company borrowed $30,530,954 (out of a total credit facility commitment of $37,250,000) from the Lenders. As of March 31, 1996, $6,700,000 was available under the Credit Facility to fund future acquisitions and for general working capital purposes, subject to certain conditions (including the availability of collateral). The initial borrowings under the Credit Facility were used to complete the Paramount and IPP acquisitions, to repay $8,503,405 of outstanding debt and $3,173,931 of the outstanding obligations under capital leases, to redeem the 10% Preferred, 8% Preferred, and 7% Preferred, and to pay related transactions fees.

The Credit Facility requires monthly interest payments at the Alternate Base Rate (as defined therein) plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The Credit Facility also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by the Lenders, the Lenders can call the debt at their discretion. The Lenders have waived their right to exercise this subjective acceleration clause through April 1, 1997. Principal payments commence September 1997, and continue quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company. Based on amounts borrowed at page 15 of 22 pages

March 31, 1996, the estimated principal payment in September 1997 would be $612,500, increasing to $975,000, quarterly for 1998. All of the Company's installed telephones are pledged as collateral to the Credit Facility.

The majority of the Credit Facility (currently $29,000,000) can be converted into Series B Preferred at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, the Lenders received warrants to purchase 204,824 shares of Series A Preferred at an exercise price of $0.20 per share. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The debt under the Credit facility was recorded net of the fair value of the warrants. The Company has estimated the quarterly non-cash interest expense will be in excess of $480,000.

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

On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10% Preferred, 8% Preferred, and 7% Preferred, and conversion of certain debt of the Company to the 14% Preferred. The warrants expire on March 13, 2001. Watson, Wyatt & Company have estimated the fair market value of the Nominal Value Warrants to be $4,974,673, using the Black-Scholes valuation model, of which $3,886,139 (the amount attributable to the warrants provided to related parties in connection with the redemption of preferred shares and the conversion of certain debt) was recorded as an unusual charge in the Company's statement of operations for the three months ended March 31, 1996.

At March 31, 1996, long-term debt consisted of: (i) related party debt (payable to the Lenders and an officer of the Company), including the current portion and excluding the portion allocated to the Lenders warrants, of $24,499,598 compared to $1,732,500 at December 31, 1995, and increase of $22,767,098; and (ii) other long-term debt, including the current portion, of $2,089,954 as compared to $8,596,413 at December 31, 1995, a decrease of $6,506,459. Obligations under capital leases, including the current portion, amounted to $255,311 compared with $3,532,937 at December 31, 1995, an decrease of $3,277,626. Total long-term debt outstanding and obligations under capital leases, including the current portion and the amount allocated to the Lenders warrants, was $33,176,219 at March 31, 1996. The overall increase is mostly attributable to debt incurred in connection with the IPP and Paramount acquisitions.

The Company had a working capital deficit of $5,978,808 at March 31, 1996, compared to a working capital deficit of $4,843,524 at December 31, 1995, an increase of $1,135,284. Income before interest, taxes, depreciation and amortization, contractual settlements and other unusual charges, and the extraordinary loss on debt restructuring ("EBITDA") was $597,489 for the three months ended March 31, 1996, compared to $202,562, for the three months ended March 31, 1995, an increase of $394,927, or 195.0%. EBITDA is not intended to represent an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating page 16 of 22 pages
performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. Cash flows used in operations in the first quarter of 1996 amounted to $1,662,774 a decrease of $1,962,224 over cash provided by operations in first quarter of 1995 of $299,450, mostly due to the larger loss in the first quarter of 1996 and repayment of significant payables.

Management believes, but cannot assure, that cash flows from operations, the proceeds and the availability under the Credit Facility and other financial alternatives, including a contemplated equity offering, will be sufficient to allow the Company to sustain its operations and meet its obligations over the next twelve months.

RESULTS OF OPERATIONS

At March 31, 1996, the Company had approximately 14,622 installed telephones compared to 4,950 at March 31, 1995, an increase of 9,672 installed telephones, or 195.4%. The increase in installed telephones is attributable to telephones acquired in acquisitions and internal growth.

REVENUES. Total revenue from all product lines increased $2,833,289, or 75.1%, from $3,773,315 for the three months ended March 31, 1995 to $6,606,604 for the three months ended March 31, 1996.

    Revenues from coin calls increased $2,120,690, or 91.0%, from $2,331,105 for the three months ended March 31, 1995 to $4,451,795 for the three months ended March 31, 1996. This increase is attributable primarily to an increase in the number of installed pay telephones, which increased by 9,672, with the majority of the increase occurring in the fourth quarter of 1995 and the first quarter of 1996 and attributable to the Company's recent acquisitions.

    Non-coin revenue increased $607,594, or 46.7%, from $1,301,288 for the three months ended March 31, 1995 to $1,908,882 for the three months ended March 31, 1996. The increase was primarily due to the acquisition and installment of additional revenues producing pay telephones. However, this increase was offset in part by a reduction in operator assisted calls as a result of aggressive dial-around advertising by long distance carriers such as American Telephone & Telegraph Company ("AT&T") and MCI Communications Corporation ("MCI"). In addition, in December 1995 the Company decided to focus on the ownership and maintenance of its pay telephone business and outsourced its operator service center.

    Other revenues increased $105,005, or 74.5% from $140,922 for the three months ended March 31, 1995 to $245,927 for the three months ended March 31, 1996. This increase was primarily the result of increased telephones and dial-around compensation.

OPERATING EXPENSES. Total operating expenses increased $8,626,095, or 201.9%, from $4,271,653 for the three months ended March 31, 1995, to $12,897,748 for the three months March 31, 1996. Operating expenses represented 113.2% of total revenues for the three months ended March 31, 1995 and 195.2% of total revenues for the three months ended March 31, 1996.

    Line charges increased $792,026, or 97.4% from $813,343 for the three months ended March 31, 1995 to $1,605,369 for the three months ended March 31, 1996. Line charges represented 21.6% of total page 17 of 22 pages
    revenues for the three months ended March 31, 1995 and 24.3% of total revenues for the three months ended March 31, 1996, an increase of 2.7%. The dollar increase in line charges was, in part, due to the additional telephones acquired from IPP and Paramount, the increases in coin calls resulting from the continuation of the 1994 program which offered customers a three minute long-distance call anywhere in the continental United States for $0.75 (the "$0.75 Long Distance Call Program"), as well as increases in certain local telephone company line charges.

    Location commissions increased $529,767, or 84.1%, from $629,700 for the three months ended March 31, 1995 to $1,159,467 for the three months ended March 31, 1996. Location commissions represented 16.7% of total revenues for the three months ended March 31, 1995 and 17.6% of total revenues for the three months ended March 31, 1996, an increase of 0.9%. The dollar increase is due to location agreements from pay telephones acquired in the acquisitions of World Communications, Inc. ("World") and Public Telephone Corporation, ("Public Telephone") and due to increased competition in obtaining new locations.

    Other operating expenses (consisting of personnel costs, rents, utilities, repair and maintenance of the phones, operator services processing fees and property/sales taxes), increased $590,379, or 38.1%, from $1,550,217 for the three months ended March 31, 1995 to $2,140,596 for the three months ended March 31, 1996. Other operating expenses represented 41.1% of total revenues for the three months ended March 31, 1995 and 32.4% of total revenues for the three months ended March 31, 1996, a decrease of 8.7%. The dollar increase was primarily the result of higher personnel costs, rent, utilities and service related expenses attributable to the outsourcing of operator services and to the acquisitions of World and Public Telephone completed in September and October 1995, respectively, and to a lesser extent, the acquisitions of IPP and Paramount completed in March 1996, the increase in the Company's pay telephone base, and the additional field personnel to accommodate the increased business. Management anticipates economies of scale resulting from these acquisitions will be realized in 1996, resulting in the decrease of other operating expenses as a percentage of total revenues.

    Depreciation and amortization increased $1,384,368, or 197.5%, from $700,900 for the three months ended March 31, 1995 to $2,085,268 for the three months ended March 31, 1996. Depreciation and amortization represented 18.6% of total revenues for the three months ended March 31, 1995 and 31.6% of total revenues for the three months ended March 31, 1996. This increase was primarily due to the Company's acquisitions and expansion of its pay telephone base, purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth.

    Selling, general and administrative ("SG&A") expenses increased $526,190, or 91.1%, from $577,493 for the three months ended March 31, 1995 to $1,103,683 for the three months ended March 31, 1996. SG&A represented 15.3% of total revenues for the three months ended March 31, 1995 and 16.7% for the three months ended March 31, 1996, an increase of 1.4%. The dollar increase was primarily the result of the acquisitions of World, Public Telephone, IPP and Paramount.

    Contractual settlements and other unusual charges consists primarily of: (i) the settlement of contractual obligations, $160,000; (ii) the write-off of selected assets in connection with the continued evaluation of the Company's operations and certain one-time charges for changes to the operations of the Company, $126,582; (iii) losses recognized on the early pay-off of obligations under capital leases and other debt completed on March 15, 1996, $630,644; and (iv) the estimated fair market value of the page 18 of 22 pages

    Nominal Value Warrants charged to operations on March 15, 1996, $3,886,139. In the aggregate, contractual settlements and other unusual charges were $4,803,365, or 72.7% of total revenues for the three months ended March 31, 1996.

OTHER EXPENSE AND INCOME. Other expense and income is comprised of interest expense incurred on debt with related parties and others and interest income. Total other expense (net of interest income) increased $401,096, or 390.4%, from $102,741 for the three months ended March 31, 1995 to $503,837 for the three months ended March 31, 1996. Other expense and income represented 2.7% of total revenues for the three months ended March 31, 1995 and 7.6% of total revenues for the three months ended March 31, 1996. The increase was due to the financing obtained for the recent acquisitions. Related party interest expense was $279,716 for the three months ended March 31, 1996, representing 4.2% of total revenues. Included in related party interest expense was non-cash interest expense of $80,144, or 1.2% of revenues, for the three months ended March 31, 1996, representing the accretion of the debt under the Credit Facility to its maturity amount.

EXTRAORDINARY ITEM. The Company recorded an extraordinary loss of $176,710, or 2.7% of total revenues for the three months ended March 31, 1996. The extraordinary loss related to one-time costs that were incurred in connection with the restructuring of the Company's debt and obligations under non-cancelable capital leases assumed by the Company under the terms of the acquisitions of World and Public Telephone. Concurrent with the restructuring of the Company's debt and the redemption of the 10% Preferred, 8% Preferred, and 7% Preferred, the Company recorded the difference between the carrying value of the 10% Preferred, 8% Preferred, and 7% Preferred and the redemption price as an increase to the accumulated deficit of $2,002,386.

IMPACT OF SEASONALITY

Since a large concentration of telephones are in shopping malls, the greatest portion of the Company's revenue is earned in the fourth quarter due to the increased holiday traffic. Company telephones located outdoors, in the northern and western states, will experience reduced revenues during periods of adverse weather.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

WORKING CAPITAL RESTRICTIONS AND OTHER LIMITATIONS UPON THE PAYMENT OF DIVIDENDS

The Lenders credit facility contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring the Company to maintain certain financial ratios, including, among other things, minimum net worth, working capital and earnings before interest, depreciation and amortization.





                               page 19 of 22 pages

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

       FORM 8-K DATED MARCH 15, 1996:

       (a)   Financial Statements of Business Acquired:

             1. International Pay Phones, Inc. of South Carolina Financial Statements For the Year Ended December 31, 1994

             2. International Pay Phones, Inc. of Tennessee Financial Statements For the Year Ended December 31, 1994 and for the Nine Months Ended September 30, 1995

             3. Paramount Communications Systems, Inc. Financial Statements For the Years Ended December 31, 1994, 1993, and 1992.

       (c)   Other Exhibits:

             1. Agreement and Plan of Merger between PhoneTel Technologies, Inc. and International Pay Phones, Inc. (a South Carolina company) dated November 22, 1995, and all amendments thereto.

             2. Agreement and Plan of Merger between PhoneTel Technologies, Inc. and International Pay Phones, Inc. (a Tennessee company) dated November 22, 1995, and all amendments page 20 of 22 pages
                    thereto.

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


                                                     PHONETEL TECHNOLOGIES, INC.

September 27, 1996                                   By: /s/ Peter G. Graf
                                                     ---------------------
                                                     Peter G. Graf
                                                     Chairman of the Board,
                                                     Chief Executive Officer and
                                                     Chief Accounting Officer




                               page 22 of 22 pages