Form 10QSB/A
period 1996-06-30
PHONETEL TECHNOLOGIES INC
filed 1996-09-27
CIK 821511

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

               FOR THE TRANSITION PERIOD FROM _____ TO ________.

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
          -----------------------------------------------------------
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               OHIO                                  34-1462198
  -------------------------------        ------------------------------------
  (STATE OF OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

  1127 EUCLID AVENUE, SUITE 650, STATLER OFFICE TOWER          44115-1601
  ---------------------------------------------------          ----------
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



                               page 1 of 27 pages

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                FORM 10-QSB/A-1
                          QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                             PAGE NO.

PART I.      FINANCIAL INFORMATION
    Item 1.    Financial Statements

               Consolidated Balance Sheets as of December 31, 1995
                 and June 30, 1996 .................................................3

               Statements of Consolidated Operations for the Six and
                 Three Months Ended June 30, 1995 and 1996 .........................4

               Statements of Consolidated Cash Flows for the Six
                 Months Ended June 30, 1995 and 1996 ...............................5

               Statements of Changes in Mandatorily Redeemable Preferred
                 Stock and Non-Mandatorily Redeemable Preferred Stock,
                 Common Stock and Other Shareholders' Equity .......................6

               Notes to Consolidated Financial Statements ..........................8

    Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ....................17

PART II.     OTHER INFORMATION

    Item 2.    Changes in Securities  .............................................22

    Item 4.    Submission of Matters to a Vote of Security Holders  ...............23

    Item 6.    Exhibits and Reports on Form 8-K  ..................................24

SIGNATURES.........................................................................27



                               page 2 of 27 pages

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------

                                                                                                   (Unaudited)
                                                                             December 31             June 30
                                                                                1995                   1996
                                                                         ------------------     ------------------
   ASSETS

   Current assets:
       Cash                                                                       $713,462             $1,025,382
       Accounts receivable, net of allowance for doubtful
          of $40,000 and $100,961, respectively                                    901,508              1,570,576
       Other current assets                                                        185,634                302,469
                                                                         ------------------     ------------------
              Total current assets                                               1,800,604              2,898,427

   Property and equipment, net                                                  14,099,111             22,995,039
   Intangible assets, net                                                       11,592,157             24,286,302
   Other assets                                                                  1,425,384              1,863,716

                                                                         ------------------     ------------------
                                                                               $28,917,256            $52,043,484
                                                                         ==================     ==================

   LIABILITIES AND  EQUITY

   Current liabilities:
       Current portion of long-term debt - related parties                               -             $3,548,454
       Current portion of long-term debt - others                               $1,010,412              1,502,653
       Current portion of obligation under capital leases                          288,972                 73,510
       Accounts payable                                                          2,772,306              2,039,122
       Accrued expenses                                                          1,610,100              3,338,419
       Deferred revenues                                                                 -                900,000
       Obligations relating to contractual settlements
          and other unusual charges                                                962,338                480,551
                                                                         ------------------     ------------------
              Total current liabilities                                          6,644,128             11,882,709

   Long-term debt - related parties (amounts due at
       maturity $1,732,500 and $29,000,000, respectively)                        1,732,500             23,149,508

   Long-term debt - others                                                       7,586,001                287,556

   Obligations under capital leases                                              3,243,965                202,557

   14% cumulative preferred stock mandatorily redeemable
       (redemption amount $6,742,960, due June 30, 2000)                                 -              6,404,228

   Non-mandatorily redeemable preferred stock,
       common stock and other shareholders' equity                               9,710,662             10,116,926

                                                                         ==================     ==================
                                                                               $28,917,256            $52,043,484
                                                                         ==================     ==================


   The accompanying notes are an integral part of these financial statements.


                               page 3 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS
- --------------------------------------------------------------------------------


                                                                (Unaudited)                             (Unaudited)
                                                          Six Months Ended June 30              Three Months Ended June 30
                                                            1995               1996                  1995               1996
                                                     -----------------  ------------------   ------------------ ------------------
REVENUES:
     Coin calls                                          $4,995,329         $10,411,344           $2,664,224         $5,959,549
     Non-coin                                             2,305,495           5,292,530            1,004,207          3,383,648
     Other                                                  577,238           1,101,636              436,316            855,709
                                                   -----------------  ------------------   ------------------ ------------------
                                                          7,878,062          16,805,510            4,104,747         10,198,906
                                                   -----------------  ------------------   ------------------ ------------------
OPERATING EXPENSES:
     Line and transmission charges                        2,100,427           3,866,207            1,287,084          2,260,838
     Location commissions                                 1,516,365           2,536,730              886,665          1,377,263
     Other operating expenses                             2,682,710           5,047,451            1,132,493          2,906,855
     Depreciation and amortization                        1,432,491           5,312,885              731,591          3,227,617
     Selling, general & administrative                    1,345,427           2,398,724              767,934          1,295,041
     Contractual settlements and
         other unusual charges                                    -           5,334,514                    -            531,149
                                                   -----------------  ------------------   ------------------ ------------------
                                                          9,077,420          24,496,511            4,805,767         11,598,763
                                                   -----------------  ------------------   ------------------ ------------------

Loss from operations                                     (1,199,358)         (7,691,001)            (701,020)        (1,399,857)

OTHER INCOME (EXPENSE):
     Interest expense - related parties                           -          (1,816,890)                   -         (1,537,174)
     Interest expense - others                             (220,230)           (274,221)            (116,939)           (50,266)
     Interest income                                          6,588               1,976                6,038              2,142
                                                   -----------------  ------------------   ------------------ ------------------
                                                           (213,642)         (2,089,135)            (110,901)        (1,585,298)
                                                   -----------------  ------------------   ------------------ ------------------

Loss before extraordinary item                           (1,413,000)         (9,780,136)            (811,921)        (2,985,155)

Extraordinary item:
     Loss on debt restructuring                                   -            (267,281)                   -            (90,571)
                                                   -----------------  ------------------   ------------------ ------------------

NET LOSS                                                ($1,413,000)       ($10,047,417)           ($811,921)       ($3,075,726)
                                                   =================  ==================   ================== ==================


Earnings per share calculation:
     Preferred dividend payable in cash                    (154,834)                  -              (77,417)                 -
     Preferred dividend payable in kind                           -            (110,622)                   -            (83,372)
     Accretion of 14% Preferred to its
         redemption value                                         -             (24,119)                   -            (24,119)
     Premium on redemption of 10%
         Preferred, 8% Preferred and
         7% Preferred                                             -          (2,002,386)                   -                  -
                                                   -----------------  ------------------   ------------------ ------------------

Net loss applicable to
     common shareholders                                ($1,567,834)       ($12,184,544)           ($889,338)       ($3,183,217)
                                                   =================  ==================   ================== ==================

Net loss per common share before
     extraordinary item                                      ($0.99)             ($3.33)              ($0.54)            ($0.74)
                                                   =================  ==================   ================== ==================

Net loss per common share                                    ($0.99)             ($3.41)              ($0.54)            ($0.76)
                                                   =================  ==================   ================== ==================

Weighted average number of shares                         1,586,142           3,576,381            1,648,058          4,196,868
                                                   =================  ==================   ================== ==================

   The accompanying notes are an integral part of these financial statements.

                               page 4 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                       (Unaudited)
                                                                                 Six Months Ended June 30
                                                                                 ------------------------
                                                                                  1995                   1996
                                                                         ------------------       ------------------
   CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Net loss                                                                ($1,413,000)          ($10,047,417)
       Adjustments to reconcile net loss to net
          cash flow from operating activities:
          Depreciation and amortization                                          1,432,491              5,312,885
          Issuance of Nominal Value Warrants                                             -              3,886,140
          Stock issued in lieu of cash payments                                     61,160                 20,620
          Accretion of related parties debt                                              -                561,008
          Accretion of other debt                                                                          45,921
          Loss on debt restructuring                                                     -                338,546
          Increase in allowance for doubtful accounts                                    -                 60,961
          Amortization of deferred revenues                                              -               (300,000)
          Changes in assets and liabilities:
              Accounts receivable                                                 (233,352)              (584,429)
              Other current assets                                                  94,429               (116,835)
              Accounts payable                                                     575,257               (703,756)
              Accrued expenses                                                     (51,711)             1,610,819
              Obligations relating to contractual
                settlements and other unusual charges                                    -               (481,787)
                                                                                                  ----------------
                                                                         ------------------
                                                                                   465,274               (397,324)
                                                                         ------------------       ----------------
   CASH FLOWS USED IN INVESTING ACTIVITIES:
       Acquisition of International Pay Phones, Inc.                                     -             (4,826,335)
       Acquisition of Paramount Communications Systems                                   -             (9,780,644)
       Deferred charges on pending acquisitions                                          -                (44,747)
       Deferred revenues - signing bonus                                                 -              1,200,000
       Purchases of intangible assets                                             (185,087)              (662,436)
       Change in other assets                                                      (79,209)               236,668
       Acquisition deposits                                                              -             (1,600,000)
       Purchases of property and equipment                                        (220,626)            (1,065,496)
                                                                         ------------------       ----------------
                                                                                  (484,922)           (16,542,990)
                                                                         ------------------       ----------------
   CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
       Proceeds from debt issuances                                                200,000                      -
       Proceeds from related party debt                                                  -             32,223,454
       Proceeds from shareholder debt                                                    -                575,000
       Principal payments on borrowings                                           (918,141)           (10,272,477)
       Proceeds from issuance of preferred and
          common stock and other                                                   690,000                      -
       Dividends paid                                                              (40,375)                     -
       Debt financing costs                                                              -             (4,166,097)
       Redemption of 10% Preferred and 8% Preferred                                      -             (1,117,371)
       Equity financing costs                                                      (52,935)                     -
       Proceeds from warrant and option exercises                                   20,000                  9,725
                                                                         ------------------       ----------------
                                                                                  (101,451)            17,252,234
                                                                         ------------------       ----------------
   (Decrease) increase in cash                                                    (121,099)               311,920
   Cash at beginning of period                                                     478,756                713,462
                                                                         ------------------       ----------------
   Cash at end of period                                                          $357,657             $1,025,382
                                                                         ==================       ================

   The accompanying notes are an integral part of these financial statements.

                               page 5 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK AND
       NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------

                                                                                                       (Unaudited)
                                                              Year Ended December 31            Six Months Ended June 30
                                                                       1995                               1996
                                                         --------------------------------------------------------------------
                                                             Shares            Amount           Shares            Amount
                                                         -------------  ----------------   ----------------   ---------------
MANDATORILY REDEEMABLE PREFERRED STOCK

14 % CUMULATIVE REDEEMABLE
       CONVERTIBLE PREFERRED STOCK
       Balance at beginning of year                                 -                 -                -                 -
       Redemption of 7% Preferred                                   -                 -            3,625.00       $217,500
       Redemption of 8% Preferred                                   -                 -           14,143.33        848,600
       Redemption of 10% Preferred                                  -                 -           16,668.00      1,000,000
       Conversion of debt                                           -                 -           59,695.39      3,581,723
       Acquisition of Paramount Communications                      -                 -            8,333.33        375,768
       Acquisition of International Payphones                       -                 -            5,453.14        245,896
       Dividends payable-in-kind                                    -                 -            4,464.48        110,622
       Accretion of carrying value to amount
         payable at redemption [June 30, 2000]                      -                 -                -            24,119
TOTAL MANDATORILY REDEEMABLE
                                                      ================  ================   =================  ===============
       PREFERRED STOCK                                              -                 -          112,382.67     $6,404,228
                                                      ================  ================   =================  ===============

NON-MANDATORILY REDEEMABLE PREFERRED
       STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY

7 % CUMULATIVE CONVERTIBLE
       REDEEMABLE PREFERRED STOCK
       Balance at beginning of year                             2,500          $200,000               2,500       $200,000
       Redemption of  7% Preferred                                  -                 -              (2,500)      (200,000)
                                                      ================  ----------------   =================  ---------------
       Balance at end of period                                 2,500          $200,000                -                 -
                                                      ================  ----------------   =================  ---------------

8 % CUMULATIVE REDEEMABLE
       PREFERRED STOCK
       Balance at beginning of year                            12,200          $981,084              12,200       $981,084
       Redemption of  8% Preferred                                  -                 -             (12,200)      (981,084)
                                                      ================  ----------------   =================  ---------------
       Balance at end of period                                12,200          $981,084                -                 -
                                                      ================  ----------------   =================  ---------------

10 % CUMULATIVE REDEEMABLE
       PREFERRED STOCK
       Balance at beginning of year                             1,496                $1              1,496              $1
       Redemption of 10% Preferred                                  -                 -             (1,496)             (1)
                                                      ================  ----------------   =================  ---------------
       Balance at end of period                                 1,496                $1                -                 -
                                                      ================  ----------------   =================  ---------------

10 % CUMULATIVE NON-VOTING
       REDEEMABLE PREFERRED STOCK
       Balance at beginning of year                                 -                 -            530,534      $5,305,340
       Acquisition of World Communications, Inc.              530,534        $5,305,340                -                 -
       Redemption of 10% Preferred                                  -                 -           (530,534)      5,305,340)
                                                      ================  ================   =================  ===============
       Balance at end of period                               530,534        $5,305,340                -                 -
                                                      ================  ================   =================  ===============

SERIES A SPECIAL CONVERTIBLE
       PREFERRED STOCK
       Balance at beginning of year                                 -                 -                -                 -
                                                      ================  ----------------   =================  ---------------
       Balance at end of period                                     -                 -                -                 -
                                                      ================  ----------------   =================  ---------------

   The accompanying notes are an integral part of these financial statements.

                               Page 6 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK AND
       NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------

                                                                                                    (Unaudited)
                                                           Year Ended December 31            Six Months Ended June 30
                                                                    1995                               1996
                                                      ---------------------------------------------------------------------
                                                          Shares            Amount           Shares            Amount
                                                      ----------------  ---------------- ----------------  ----------------
                        (CONTINUED)
SERIES B SPECIAL CONVERTIBLE
       PREFERRED STOCK
       Balance at beginning of year                                 -                 -                -                 -
                                                      ================  ---------------- ================  ----------------
       Balance at end of period                                     -                 -                -                 -
                                                      ================  ---------------- ================  ----------------

COMMON STOCK
       Balance at beginning of year                         1,522,158           $15,222        2,855,350           $28,554
       Issuance of stock for services                          91,383               914            4,400                44
       Private sales of stock                                 472,056             4,720                -                 -
       Exercise of warrants and options                         8,333                83          972,487             9,725
       Acquisition of World Communications, Inc.              402,500             4,025                -                 -
       Conversion of debt to equity                            30,231               303                -                 -
       Acquisition of Public Telephone Corporation            304,879             3,049                -                 -
       Acquisition escrow deposits                             23,810               238          (23,810)             (238)
       Acquisition of International Payphones                       -                 -          555,589             5,555
       Redemption of 10% Non-Voting Preferred                       -                 -          884,214             8,842
                                                      ================  ---------------- ================  ----------------
       Balance at end of period                             2,855,350           $28,554        5,248,230           $52,482
                                                      ================  ---------------- ================  ----------------

ADDITIONAL PAID-IN CAPITAL
       Balance at beginning of year                                          $8,755,364                        $16,649,559
       Issuance of stock for services                                           528,532                             20,576
       Private sales of stock                                                 2,010,067                                  -
       Exercise of warrants and options                                          34,917                                  -
       Acquisition of World Communications, Inc.                              2,712,852                                  -
       Conversion of debt to equity                                             137,375                                  -
       Acquisition of Public Telephone Corporation                            2,054,902                                  -
       Acquisition escrow deposits                                              149,762                           (149,762)
       Financing costs                                                          (83,212)                                 -
       Acquisition of International Payphones                                         -                          2,790,042
       Acquisition of Paramount Communications                                        -                            443,510
       Warrants issued with debt                                                349,000                          6,411,500
       Issuance of Nominal Value Warrants                                             -                          4,240,941
       Redemption of 10% Non-voting Preferred                                         -                          5,296,498
                                                                        ----------------                   ----------------
       Balance at end of period                                             $16,649,559                        $35,702,864
                                                                        ----------------                   ----------------

ACCUMULATED DEFICIT
       Balance at beginning of year                                         ($7,303,804)                      ($13,453,876)
       Net loss for the period                                               (6,109,697)                       (10,047,417)
       Dividends paid on 7% and 8% Preferred                                    (40,375)                                 -
       14% Preferred dividend payable-in-kind                                         -                           (110,622)
       Accretion of 14% Preferred carrying value                                      -                            (24,119)
       Redemption of 7% Preferred                                                     -                            (17,500)
       Redemption of 8% Preferred                                                     -                           (293,516)
       Redemption of 10% Preferred                                                    -                         (1,691,370)
                                                                        ----------------                   ----------------
       Balance at end of period                                            ($13,453,876)                      ($25,638,420)
                                                                        ----------------                   ----------------
TOTAL NON-MANDATORILY REDEEMABLE
       PREFERRED STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY                                            $9,710,662                        $10,116,926
                                                                        ================                   ================

   The accompanying notes are an integral part of these financial statements.

                               Page 7 of 27 pages

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



                               Page 8 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------



 2. ACQUISITIONS AND MERGERS (CONTINUED)

       In addition, the Company assumed outstanding liabilities of approximately $733,000, of which $697,947 was repaid on March 15, 1996. The purchase price included a five year consulting and non-compete agreement, valued at $50,000, with one of Paramount's former officers.

       The IPP and Paramount acquisitions were recorded as purchases and the differences between the fair values of the tangible assets acquired and the total purchase price, aggregating $9,531,404, were recorded as intangibles and are being amortized over the average life of the acquired location contracts which have been estimated to be 60 months.

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

       On September 22, 1995, the Company consummated its merger with World Communications, Inc. (a Missouri corporation) ("World") in a transaction accounted for as a purchase. The Company acquired current assets of $256,571, 3,237 installed telephones, assumed approximately $6,900,000 in debt and outstanding liabilities of World and issued 402,500 unregistered shares of the Company's Common Stock and 530,534 shares of the Company's 10% Non-Voting Redeemable Preferred Stock, which was subsequently converted to 884,214 unregistered shares of Common Stock on June 28, 1996.

       The Public Telephone and World acquisitions were recorded as purchases and the differences between the fair values of the tangible assets acquired and the total purchase price, aggregating $9,305,168, were recorded as intangibles and are being amortized over the average life of the acquired location contracts which have been estimated to be 36 months.



                               Page 9 of 27 pages

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

                                                        Pro Forma Selected Results of Operations Data
                                                Six Months Ended June 30           Three Months Ended June 30
                                                 1995              1996               1995               1996
                                             ------------        ----------        -----------       ---------

             Total revenues                 $ 18,386,972      $  19,294,190      $  9,602,762      $  10,198,906
             Net loss before
               extraordinary item             (7,072,374)        (9,835,846)       (3,468,918)        (2,985,155)
             Net loss applicable
              to common shareholders          (7,492,475)       (10,210,618)       (3,678,969)        (3,183,217)
             Net loss per common share           $ (2.63)           $ (2.69)          $ (1.26)           $ (0.76)

       The unaudited pro forma results above are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of 1995 or 1996, or of future results. The pro forma statement of operations data includes adjustments related to the amortization of intangible assets, reductions in certain selling, general, and administrative expenses, interest expense on borrowings used to finance the acquisitions and the weighted average number of common shares outstanding after giving effect to the acquisitions.


       PENDING ACQUISITIONS (COMPLETED IN SEPTEMBER 1996)

       On June 26, 1996, the Company entered into an Asset Purchase Agreement with ACI-HDT Supply Company, Amtel Communications Services, Amtel Communications Correctional Facilities, Amtel Communications, Inc. and Amtel Communications Payphones, Inc. (all California corporations and Debtors-in-Possession) collectively referred to as "Amtel" for the purchase of approximately 8,435 telephones, of which 7,335 are installed telephones, for a purchase price consisting of: (i) $7,000,000 in cash;
       (ii) 2,162,163 shares of the Company's Common Stock, valued at the average of the BID and ASK (as reported by The NASDAQ Stock Market ("NASDAQ") on September 13, 1996, less an unregistered and block discount and for the effects of net dilution of 20% as determined by Key Trust Company of Ohio, N.A. ("Key Trust")) $4,637,840, or $2.15 per share; and
       (iii) approximately $675,122 in related acquisition expenses. The Amtel acquisition closed on September 13, 1996.

       On September 16, 1996, the Company completed the acquisition of Payphones of America, Inc. ("POA"), pursuant to which the Company acquired approximately 3,115 installed pay telephones for a purchase price, consisting of: (i) $500,000 in cash; (ii) 166,666 unregistered shares of the Company's Common Stock, valued at the average of the BID and ASK
       (as reported by NASDAQ


                               Page 10 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------



2.  ACQUISITIONS AND MERGERS (CONTINUED)

       on September 16, 1996, less an unregistered and block discount and for the effects of net dilution of 30.5% as determined by Key Trust) $311,665, or $1.87 per share; (iii) assumption of capital lease obligations of $7,750,000; (iv) notes payable to the selling shareholders of POA, $3,634,114; (v) assumption of other debt, $234,890;
       (vi) two five year non-competition and consulting agreements with two of the selling shareholders, $307,264; and (vii) approximately $166,748 in related acquisition expenses.

       The Amtel and POA acquisitions will be recorded as purchases and the differences between the aggregate fair values of the tangibles assets acquired and the total purchase price, $15,865,835, will be recorded as acquired pay telephone location contracts and will be amortized over the life of the estimated average remaining life of the acquired location contracts (54 months for Amtel's contracts and 72 months for POA's contracts).


3.     PROPERTY AND EQUIPMENT

       As of December 31, 1995 and June 30, 1996, property and equipment consisted of the following:

                                                              Estimated
                                                            Useful Lives         December 31                June 30
                                                               (in years)            1995                    1996
                                                         ------------------    ---------------            ----------
         Telephones, boards, enclosures and cases                3-7               $16,386,987           $27,228,267
         Furniture, fixtures and other equipment                 3-5                   989,300             1,312,548
         Leasehold improvements                                  2-5                   231,466               235,422
                                                                               ---------------           -----------
                                                                                    17,607,753            28,776,237
             Less - accumulated depreciation                                        (3,508,642)           (5,781,198)
                                                                               ---------------           -----------
                                                                                   $14,099,111           $22,995,039
                                                                               ===============           ===========


                               Page 11 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------


4.     INTANGIBLE ASSETS

       As of December 31, 1995 and June 30, 1996, intangible assets consisted of the following:

                                                             Amortization
                                                               Period              December 31           June 30
                                                             (in months)               1995               1996
                                                             -----------           -----------           -------
             Costs incurred in the acquisition and
               installation of telephones                      36-120             $ 13,403,126        $ 23,459,098
             Debt restructuring costs                              40                        -           5,495,898
             Non-compete agreements                             24-60                1,513,765           1,623,765
             State operating certifications                        60                  466,796             466,796
                                                                                    ----------          ----------
                                                                                    15,383,687          31,045,557
             Less: Accumulated amortization                                         (3,791,530)         (6,759,255)
                                                                                    ----------          ----------
                                                                                  $ 11,592,157        $ 24,286,302
                                                                                    ==========          ==========

5.     LONG-TERM DEBT - RELATED PARTIES

       In a transaction consummated on March 15, 1996, the Company borrowed $30,530,954 (out of a total credit facility ("Credit Facility") commitment of $37,250,000) from Internationale Nederlanden (U.S.) Capital Corporation and one other lender (collectively known as "Lenders"). Subsequent to March 15, 1996, the Company borrowed an additional $1,692,500 against the Credit Facility. As of June 30, 1996, $5,026,546 was available to the Company under the Credit Facility to fund acquisitions and for general working capital purposes, subject to certain conditions (including availability of additional collateral). The initial borrowings under the Credit Facility were used to complete the Paramount and IPP acquisitions, to repay $8,503,405 of outstanding debt and $3,173,931 of outstanding obligations under capital leases, to redeem the 10% Cumulative Redeemable Preferred Stock ("10% Preferred"), 8% Cumulative Redeemable Preferred Stock ("8% Preferred"), and 7% Cumulative Convertible Redeemable Preferred Stock ("7% Preferred"), and to pay related transactions fees. The additional borrowings of $1,692,500 were used for an acquisition deposit ($1,300,000) classified as a non-current asset and working capital.

       On September 13, 1996, concurrent with the acquisitions of Amtel and POA, the Lenders further amended the Credit Facility, increasing the maximum borrowings available under the Credit Facility to $41,000,000. The Company then borrowed an additional $8,776,546 and used $5,950,000 of the proceeds to complete the Amtel and POA acquisitions and the remaining portion of the proceeds, $2,826,546 was used for working capital and payment of certain related acquisition expenses.

       The Credit Facility requires monthly interest payments at the Alternate Base Rate (as defined therein) plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring


                               Page 12 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------



5.  LONG-TERM DEBT - RELATED PARTIES (CONTINUED)

       minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The Credit Facility also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by the Lenders, the Lenders can call the debt at their discretion. The Lenders have waived their right to exercise this subjective acceleration clause through November 15, 1997. Pursuant to the Credit Facility amendments dated September 13, 1996, principal payments commence in March 1997, and continue monthly and/or quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company.

       Based on amounts borrowings under the Credit Facility as of September 13, 1996, the estimated principal payment due March 31, 1997 would be $2,225,000, with monthly principal payments of $166,666 thereafter till December 31, 1997, and quarterly principal payments of $634,375 commencing September 30, 1997, increasing to $996,875 quarterly for 1998. All of the Company's installed telephones are pledged as collateral to the Credit Facility. On June 30, 1996, the Company did not meet certain financial loan covenants. The Lenders have waived compliance with these loan covenants.

       The majority of the Credit Facility (currently $29,000,000) can be converted into Series B Special Convertible Preferred Stock ("Series B Preferred"), at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, the Lenders received warrants to purchase 204,824 shares of Series A Special Convertible Preferred Stock ("Series A Preferred"), at an exercise price of $0.20 per share for the initial borrowings under the Credit Facility. Pursuant to the loan agreement, the Lenders will receive additional warrants to purchase Series A Preferred for providing the $1,300,000 acquisition deposit. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The debt under the Credit Facility was initially recorded net of an allocation of the fair value of the warrants, such fair value was determined using the Black-Scholes valuation model. The Company recorded non-cash interest expense (accretion of debt) of $480,864 for the three months ended June 30, 1996 and $561,008 for the six months ended June 30, 1996.


                               Page 13 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------

6.     PREFERRED STOCK MANDATORILY REDEEMABLE

       As of December 31, 1995 and June 30, 1996, preferred stock mandatorily redeemable consisted of the following:

                                                                                  December 31          June 30
                                                                                     1995                1996
                                                                                  -----------       ----------
       14%   Cumulative Redeemable Convertible Preferred Stock ($60 stated value
             - 200,000 shares authorized; 107,918.19 shares issued and
             outstanding at June 30, 1996; cumulative dividends issuable of
             4,464.48 shares, valued at $110,622; mandatory
             redemption amount of $6,742,960 due June 30, 2000)                             -       $6,404,228

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


 7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

       As of December 31, 1995 and June 30, 1996, non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity consisted of the following:

                                                                                    December 31          June 30
                                                                                       1995                1996
                                                                                    -----------          -------
       10%   Cumulative Nonvoting Redeemable Preferred Stock ($10 stated value -
             550,000 shares authorized; 530,534 shares issued and outstanding at
             December 31, 1995, redeemed on June 28, 1996)                          $ 5,305,340                -

       Series A Special Convertible Preferred Stock ($0.20 par value, $0.20
             stated value - 250,000 shares authorized; no shares issued)                      -                -

       Series B Special Convertible Preferred Stock ($0.20 par value, $120
             stated value - 250,000 shares authorized; no shares issued)                      -                -

                               Page 14 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------




7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                 December 31             June 30
                                                                                     1995                  1996
                                                                               -------------        -------------
       10%   Cumulative Redeemable Preferred Stock ($1,000 stated value - 3,880 shares authorized; 1,496 shares issued and outstanding at December
             31, 1995, redeemed on March 15, 1996)                                         1                   -

       8%    Cumulative Redeemable Preferred Stock ($100 stated value - 16,000 shares authorized; 12,200 shares issued and outstanding at December
             31, 1995, redeemed on March 15, 1996)                                   981,084                   -

       7%    Cumulative Convertible Redeemable Preferred Stock ($100 stated
             value - 2,500 shares authorized, issued and outstanding at December
             31, 1995, redeemed on March 15, 1996)                                   200,000                   -

       Common Stock
             ($0.01 par value - 50,000,000 shares authorized; 2,855,350 and
             5,248,230 shares issued and outstanding at December 31, 1995 and
             June 30, 1996)                                                           28,554              52,482

       Additional paid-in capital                                                 16,649,559          35,702,864
       Accumulated deficit                                                       (13,453,876)        (25,638,420)
                                                                               -------------        -------------
                                                                              $    9,710,662      $   10,116,926
                                                                               =============        ============

       On February 23, 1996, the Company created three new classes of preferred stock: (i) Series A Preferred; (ii) Series B Preferred; and (iii) 14% Preferred.

       On March 15, 1996, concurrent with the Lenders Credit Facility, the Company redeemed the 10% Preferred, 8% Preferred, and 7% Preferred. The redemption price was cash payments aggregating $1,117,371 and 34,436.33 shares of 14% Preferred. In the aggregate, $6,269,487 of the Company's outstanding obligations, including portions of the purchase price for the IPP and Paramount acquisitions, was liquidated by issuing 107,918.19 shares of 14% Preferred.

                               Page 15 of 27 pages

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------




7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (CONTINUED)

       The $2,002,386 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders as of March 31, 1996.

       On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10% Preferred, 8% Preferred and 7% Preferred, and conversion of certain related party debt of the Company to the 14% Preferred. Certain holders of the 14% Preferred are deemed related parties pursuant to the rules and regulations of the Securities and Exchange Commission. The warrants expire on March 13, 2001. Watson, Wyatt & Company have estimated the fair market value of the Nominal Value Warrants to be $4,974,673, using the Black-Scholes valuation method, of which $3,886,139 (the amount attributable to the warrants provided to related parties in connection with the redemption of the 10% Preferred, 8% Preferred, and 7% Preferred shares and conversion of certain debt) was recorded as an unusual charge in the Company's statement of operations for the three month ended March 31, 1996.

       During the April and May 1996, warrants representing 972,487 shares of Common Stock were exercised, and total proceeds to the Company were $9,725. Of the total warrants exercised, 539,989 shares of Common Stock were issued to an officer of the Company. On July 22, 1996, Nominal Value Warrants representing 62,650 shares of Common Stock were exercised by an officer of the Company, and total proceeds to the Company were $627.

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

                               Page 16 of 27 pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND MERGERS

PENDING ACQUISITIONS (COMPLETED IN SEPTEMBER 1996)

On June 26, 1996, the Company entered into an Asset Purchase Agreement with ACI-HDT Supply Company, Amtel Communications Services, Amtel Communications Correctional Facilities, Amtel Communications, Inc. and Amtel Communications Payphones, Inc. (all California corporations and Debtors-in-Possession) collectively referred to as "Amtel" for the purchase of approximately 8,435 telephones, of which 7,335 are considered revenue producing telephones, for a purchase price consisting of: (i) $7,000,000 in cash; (ii) 2,162,163 shares of the Company's Common Stock, valued at the average of the BID and ASK (as reported by NASDAQ on September 13, 1996, less an unregistered and block discount and for the effects of net dilution of 20% as determined by Key Trust) $4,637,840, or $2.15 per share; and (iii) approximately $675,122 in related acquisition expenses. The Amtel acquisition closed on September 13, 1996.

On September 16, 1996, the Company completed the acquisition of Payphones of America, Inc. ("POA"), pursuant to which the Company acquire approximately 3,115 installed pay telephones for a purchase price, consisting of: (i) $500,000 in cash; (ii) 166,666 unregistered shares of the Company's Common Stock, valued at the average of the BID and ASK (as reported by NASDAQ on September 16, 1996, less an unregistered and block discount and for the effects of net dilution of 30.5 as determined by Key Trust) $311,665, or $1.87 per share; (iii) assumption of capital lease obligations of $7,750,000; (iv) notes payable to the selling shareholders of POA, $3,634,114; (v) assumption of other debt, $234,890; (vi) two five year non-competition and consulting agreements with two of the selling shareholders, $307,264; and (vii) approximately $166,748 in related acquisition expenses.

The Amtel and POA acquisitions will be recorded as purchases and the differences between the aggregate fair values of the tangibles assets acquired and the total purchase price, $15,865,835, will be recorded as acquired pay telephone location contracts and will be amortized over the life of the estimated average remaining life of the acquired location contracts (54 months for Amtel's contracts and 72 months for POA contracts).

OTHER ACQUISITIONS AND MERGERS COMPLETED DURING 1996

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

On March 15, 1996, the Company completed a Share Purchase Agreement with Paramount. Under the terms of the Agreement, the Company acquired 2,528 installed telephones for a purchase price consisting of: (i)$9,618,553 in cash;
(ii) 8,333.33 shares of 14% Preferred Stock (immediately convertible into 83,330 shares of Common Stock); and (iii) Nominal Value Warrants to purchase 179,996 shares of the

                               Page 17 of 27 pages

Company's Common Stock. In addition, the Company assumed outstanding liabilities of approximately $733,000, of which $697,947 was repaid on March 15, 1996. The purchase price included a five year consulting and non-compete agreement, valued at $50,000, with one of Paramount's former officers.

The IPP and Paramount acquisitions were recorded as purchases and the differences between the fair values of the tangible assets acquired and the total purchase price, aggregating $9,531,404, were recorded as intangibles and are being amortized over the average life of the acquired location contracts which have been estimated to be 60 months. The results of operations of each acquired company are included in the results of operations of the Company from March 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

On September 13, 1996, concurrent with the acquisitions of Amtel and POA, the Lenders further amended the Credit Facility, increasing the maximum borrowings available under the Credit Facility to $41,000,000. The Company then borrowed an additional $8,776,546 and used $5,950,000 of the proceeds to complete the Amtel and POA acquisitions and the remaining of the proceeds, $2,826,546 was used for working capital and payment of certain related acquisition expenses.

In a transaction consummated on March 15, 1996, the Company borrowed $30,530,954 (out of a total Credit Facility commitment of $37,250,000, subsequently increased to $41,000,000) from the Lenders. Subsequent to March 15, 1996, the Company borrowed an additional $1,692,500 against the credit facility. As of September 16, 1996, their were no additional borrowings available under the Credit Facility. The initial borrowings under the Credit Facility were used to complete the Paramount and IPP acquisitions, to repay $8,503,405 of outstanding debt and $3,173,931 of outstanding obligations under capital leases, to redeem the 10% Preferred, 8% Preferred, and 7% Preferred, and to pay related transactions fees. The additional borrowings of $1,692,500 were used for an acquisition deposit ($1,300,000) classified as a non-current asset and working capital.

The Credit Facility requires monthly interest payments at the Alternate Base Rate (as defined therein) plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The Credit Facility also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by the Lenders, the Lenders can call the debt at its discretion. The Lenders have waived their right to exercise this subjective acceleration clause through November 15, 1997. Pursuant to the Credit Facility amendments dated September 13, 1996, principal payments commence March 1997, and continue monthly and/or quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company.

Based on amounts borrowings under the Credit Facility as of September 13, 1996, the estimated principal payments due March 31, 1997 would be $2,225,000, with monthly principal payments of $166,666 thereafter till December 31, 1997, and quarterly principal payments of $634,375 commencing September 30, 1997, increasing to $996,875 quarterly for 1998. All of the Company's installed telephones are pledged as collateral to the Credit Facility. On June 30, 1996, the Company did not meet certain financial loan covenants. The Lenders have waived compliance with these loan covenants.

                               Page 18 of 27 pages

The majority of the Credit Facility (currently $29,000,000) can be converted into Series B Preferred at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, the Lenders received warrants to purchase 204,824 shares of Series A Preferred at an exercise price of $0.20 per share. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The debt under the Credit Facility was recorded net of the fair value of the warrants. The Company has recorded non-cash interest expense (accretion of debt) of $480,864 for the three months ended June 30, 1996 and $561,008 for the six months ended June 30, 1996.

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

On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10% Preferred, 8% Preferred, and 7% Preferred, and conversion of certain debt of the Company to the 14% Preferred. The warrants expire on March 13, 2001. Watson, Wyatt & Company have estimated the fair value market value of the Nominal Value Warrants to be $4,974,673, using the Black-Scholes valuation model, of which $3,886,139 (the amount attributable to the warrants provided to related parties in connection with the redemption of the preferred shares and the conversion of certain debt) was recorded as an unusual charge in the Company's statement of operations for the three months ended March 31, 1996.

At June 30, 1996, long-term debt consisted of: (i) related party debt (payable to the Lenders and an officer of the Company), including the current portion and excluding the portion allocated to the Lenders warrants, of $26,697,962 compared to $1,732,500 at December 31, 1995, an increase of $24,965,462; and (ii) other long-term debt, including the current portion, of $1,790,209 as compared to $8,596,413 at December 31, 1995, a decrease of $6,806,204. Obligations under capital leases, including the current portion, amounted to $276,067 compared with $3,532,937 at December 31, 1995, a decrease of $3,256,870. Total long-term debt and obligations under capital leases, including the current portion and the amount allocated to the Lenders warrants, was $34,614,730 at June 30, 1996. The overall increase is mostly attributable to debt incurred in connection with the IPP and Paramount acquisitions.

The Company had a working capital deficit of $8,984,282 at June 30, 1996, compared to a working capital deficit of $4,843,524 at December 31, 1995, an increase in the deficit of $4,140,758. Income before interest, taxes, depreciation and amortization, contractual settlements and other unusual charges, and the extraordinary loss on debt restructuring ("EBITDA") was $2,956,398 for the six months ended June 30, 1996, compared to $233,133 for the six months ended June 30, 1995, an increase of $2,723,265, or 1,168.1%. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. Cash flows used in operating activities amounted to $397,324 a decrease of $862,598 over cash provided by operations for the six months ended June 30, 1995 of $465,274, mostly due to the larger loss in the first and second quarter of 1996, and the

                               Page 19 of 27 pages
repayment of contractual and other obligations offset by the issuance of the Nominal Value Warrants, depreciation and amortization, and accretion of debt.

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

REVENUES. Total revenues from all product lines increased $8,927,448, or 113.3%, from $7,878,062 for the six months ended June 30, 1995 to $16,805,510 for the six months ended June 30, 1996.

    Revenues from coin calls increased $5,416,015, or 108.4%, from $4,995,329 for the six months ended June 30, 1995 to $10,411,344 for the six months ended June 30, 1996. This increase is attributable primarily to an increase in the number of installed pay telephones, which increased by 9,788, with the majority of the increase occurring in the fourth quarter of 1995 and the first quarter of 1996 and attributable to the Company's recent acquisitions.

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

OPERATING EXPENSES. Total operating expenses increased $15,419,091, or 169.9%, from $9,077,420 for the six months ended June 30, 1995 to $24,496,511 for the six months ended June 30, 1996. Operating expenses represented 115.2% of total revenues for the six months ended June 30, 1995 and 145.8% of total revenues for the six months ended June 30, 1996.

    Line and transmission charges increased $1,765,780, or 84.1%, from $2,100,427 for the six months ended June 30, 1995 to $3,866,207 for the six months ended June 30, 1996. Line charges represented 26.7% of total revenues for the six months ended June 30, 1995 and 23.0% of total revenues for the six months ended June 30, 1996, a decrease of 3.7%. The dollar increase in line charges was, in part,

                               Page 20 of 27 pages
    due to additional telephones acquired from IPP and Paramount, the increases in coin calls resulting from the continuation of the 1994 program which offered customers a three minute long-distance call anywhere in the continental United States for $0.75 (the "$0.75 Long Distance Call Program" subsequently changed to $1.00 for the first three minutes), as well as increases in certain local telephone company line charges.

    Location commissions increased $1,020,365, or 67.3%, from $1,516,365 for the six months ended June 30, 1995 to $2,536,730 for the six months ended June 30, 1996. Location commissions represented 19.2% of total revenues for the six months ended June 30, 1995 and 15.1% of total revenues for the six months ended June 30, 1996, a decrease of 4.1%. The dollar increase is due to location agreements from pay telephones acquired in the acquisitions of World and Public and due to increased competition in obtaining new locations.

    Other operating expenses, (consisting of personnel costs, rents, utilities, repair and maintenance of the phones, operator services processing fees and property/sales taxes), increased $2,364,741, or 88.1%, from $2,682,710 for the six months ended June 30, 1995 to $5,047,451 for the six months ended June 30, 1996. Other operating expenses represented 34.1% of total revenues for the six months ended June 30, 1995 and 30.0% of total revenues for the six months ended June 30, 1996, a decrease of 4.1%. The dollar increase was primarily the result of higher personnel costs, rent, utilities and service related expenses attributable to the outsourcing of operator services and to the acquisitions of World and Public Telephone completed in September and October 1995, respectively, and to a lesser extent, the acquisitions of IPP and Paramount completed in March 1996, the increase in the Company's pay telephone base, and the additional field personnel to accommodate the increased business. Management anticipates economies of scale resulting from these acquisitions will be realized in 1996, resulting in the decrease of other operating expenses as a percentage of total revenues.

    Depreciation and amortization increased $3,880,394, or 270.9%, from $1,432,491 for the six months ended June 30, 1995 to $5,312,885 for the six months ended June 30, 1996. Depreciation and amortization represented 18.2% of total revenues for the six months ended June 30, 1995 and 31.6% of total revenues for the six months ended June 30, 1996, an increase of 13.4%. This dollar increase was primarily due to the Company's acquisitions and expansion of its pay telephone base, purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth.

    Selling, general and administrative ("SG&A") expenses increased $1,053,297, or 78.3%, from $1,345,427 for the six months ended June 30, 1995 to $2,398,724 for the six months ended June 30, 1996. SG&A represented 17.1% of total revenues for the six months ended June 30, 1995 and 14.3% of total revenues for the six months ended June 30, 1996, a decrease of 2.8%. The dollar increase was primarily the result of the acquisitions of World, Public Telephone, IPP and Paramount.

    Contractual settlements and other unusual charges consists primarily of: (i) the settlement of contractual obligations under certain employment contracts, $325,000; (ii) the settlement of other contractual obligations, $210,599; (iii) the write-off of selected assets in connection with the continued evaluation of the Company's operations and certain one-time charges for changes to the operations of the Company, $282,131; (iv) losses recognized on the early pay-off of obligations under capital leases and other debt concurrent with the debt restructuring completed on March 15, 1996, $630,645; and (v)

                               Page 21 of 27 pages
    the estimated fair market value of the Nominal Value Warrants charged to operations on March 15, 1996, $3,886,139. In the aggregate, contractual settlements and other unusual charges were $5,334,514, or 31.7% of total revenues, for the six months ended June 30, 1996.

OTHER EXPENSE AND INCOME. Other expense and income is comprised of interest expense incurred on debt with related parties and others and interest income. Total other expense (net of interest income) increased $1,875,493, or 877.9%, from $213,642 for the six months ended June 30, 1995 to $2,089,135 for the six months ended June 30, 1996. Other expenses represented 2.7% of total revenues for the six months ended June 30, 1995 and 12.4% of total revenues for the six months ended June 30, 1996, an increase of 9.7%. The dollar increase was due to the financing obtained for the recent acquisitions. Related party interest expense was $1,816,890 for the six months ended June 30, 1996, representing 10.8% of total revenues. Included in related party interest expense was non-cash interest expense of $561,008, or 3.3% of revenues, for the six months ended June 30, 1996, representing the accretion of the debt under the Credit Facility to its maturity amount.

EXTRAORDINARY ITEM. The Company recorded an extraordinary loss of $267,281, or 1.6% of total revenues, for the six months ended June 30, 1996. The extraordinary loss related to one-time costs that were incurred in connection with the restructuring of the Company's long-term debt. Concurrent with the restructuring of the Company's debt and the redemption of the 10% Preferred, 8% Preferred, and 7% Preferred, the Company recorded the difference between the carrying value of the 10% Preferred, 8% Preferred, and 7% Preferred and the redemption price as an increase to the accumulated deficit of $2,002,386.

IMPACT OF SEASONALITY

Since a large concentration of the Company's telephones are located in shopping malls, the greatest portion of revenues are earned in the fourth quarter due to the increased holiday traffic. Company telephones located outdoors in the northern and western states, will experience reduced revenues during periods of adverse weather.


PART II.OTHER INFORMATION

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




                               Page 22 of 27 pages

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On June 27, 1996, the Company held it's Annual Meeting of Shareholders. Total shares eligible to vote as of the record date were 4,364,016 and total shares voted were 2,913,956 or 66.77%. The following nominees for director of the Company, as listed in the proxy statement, were elected:

                                    For                           Abstain
                                    ---                           -------
         Peter Graf                2,871,366     65.80%             42,590        0.98%
         Steven Richman            2,871,366     65.80%             42,590        0.98%
         George Henry              2,900,118     66.46%             13,838        0.32%
         Joseph Abrams             2,871,366     65.80%             42,590        0.98%
         Stuart Hollander          1,847,700     42.34%          1,066,256       24.43%
         Nickey Maxey              2,897,460     66.39%             16,496        0.38%
         Aron Katzman              2,856,208     65.45%             57,748        1.32%

The following proposals were approved by the shareholders at the Annual Meeting of Shareholders:

         Amendment to the Articles of Incorporation of the Company to increase the number of shares that the Company shall have authority to issue from 50,000,000 to 60,000,000 of which 50,000,000 shall be classified as Common Stock and 10,000,000 shall be classified as Preferred Stock.

                                    Abstain/
                   For               Against          withheld     Broker Non-Votes
                   ---               -------          --------     ----------------
                2,860,919            25,463            27,574            -
                  65.56%              0.58%             0.63%            -

       Amendment to the Company's Code of Regulations increasing the maximum size of the Board of Directors to nine.

                                    Abstain/
                   For               Against          withheld     Broker Non-Votes
                   ---               -------          --------     ----------------
                2,756,684            21,828           27,432          108,012
                  63.17%              0.50%             0.63%           2.48%

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

                                    Abstain/
                   For               Against          withheld     Broker Non-Votes
                   ---               -------          --------     ----------------
       By a vote of the Common stockholders:
                 2,264,624           29,908           38,334          581,090
                   51.89%             0.69%            0.88%           13.32%




                               Page 23 of 27 pages

       By a vote of the 10% Cumulative Nonvoting Redeemable Preferred stockholders:


                    463,691                -            12,039              -
                    87.40%                 -            2.27%               -


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

          (c)  Other Exhibits:

          1. Agreement and Plan of Merger between PhoneTel Technologies, Inc. and International Pay Phones, Inc. (a South Carolina company) dated November 22, 1995, and all amendments

                               Page 24 of 27 pages
               thereto.

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



                               Page 25 of 27 pages

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



                               Page 26 of 27 pages

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

                               Page 27 of 27 pages