Form 10QSB
period 1996-09-30
PHONETEL TECHNOLOGIES INC
filed 1996-11-14
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of NOVEMBER 12, 1996, 7,639,709 SHARES OF THE REGISTRANT'S COMMON STOCK $.01 PAR VALUE, WERE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX

                                                                           PAGE NO.
                                                                           --------
PART I.   FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets as of December 31, 1995
                       and September 30, 1996..............................  3

                     Statements of Consolidated Operations for the Nine and
                       Three Months Ended September 30, 1995 and 1996......  4

                     Statements of Consolidated Cash Flows for the Nine
                       Months Ended September 30, 1995 and 1996............  5

                     Statements of Changes in Mandatorily Redeemable
                       Preferred Stock and Non-Mandatorily Redeemable
                       Preferred Stock, Common Stock and Other
                       Shareholders' Equity as of December 31, 1995
                       and September 30, 1996..............................  7

                     Notes to Consolidated Financial Statements............ 10

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations....... 20

PART II.  OTHER INFORMATION

            Item 2.  Changes in Securities................................. 27

            Item 6.  Exhibits and Reports on Form 8-K...................... 28

SIGNATURES................................................................. 31

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                                                   (Unaudited)
                                                                            December 31           September 30
                                                                               1995                   1996
                                                                         ------------------     -----------------
ASSETS
   Current assets:
       Cash                                                                       $713,462               $655,734
       Accounts receivable, net of allowance for doubtful
          of $40,000 and $100,961, respectively                                    901,508              2,423,060
       Other current assets                                                        185,634                247,426
                                                                         ------------------     ------------------
              Total current assets                                               1,800,604              3,326,220

   Property and equipment, net                                                  14,099,111             31,682,061
   Intangible assets, net                                                       11,592,157             39,226,619
   Other assets                                                                  1,425,384                705,473
                                                                         ------------------     ------------------
                                                                               $28,917,256            $74,940,373
                                                                         ==================     ==================

   LIABILITIES AND  EQUITY

   Current liabilities:
       Current portion of long-term debt - related parties                               -             $5,234,953
       Current portion of long-term debt - others                               $1,010,412              1,370,673
       Current portion of obligation under capital leases                          288,972                803,336
       Accounts payable                                                          2,772,306              2,969,681
       Accrued expenses                                                          1,610,100              3,149,690
       Deferred revenues                                                                 -                600,000
       Other unusual charges and contractual settlements                           962,338                516,392
                                                                         ------------------     ------------------
              Total current liabilities                                          6,644,128             14,644,725

   Long-term debt - related parties (amounts due at
       maturity $1,732,500 and $36,282,293, respectively)                        1,732,500             31,053,337

   Long-term debt - others                                                       7,586,001              3,832,781

   Obligations under capital leases                                              3,243,965              7,225,722

   14% cumulative preferred stock mandatorily redeemable
       (redemption amount $6,978,963, due June 30, 2000)                                 -              6,539,053

   Non-mandatorily redeemable preferred stock,
       common stock and other shareholders' equity                               9,710,662             11,644,755
                                                                         ==================     ==================
                                                                               $28,917,256            $74,940,373
                                                                         ==================     ==================



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

                                                           (Unaudited)                                (Unaudited)
                                                  Nine Months Ended September 30            Three Months Ended September 30
                                                  ------------------------------            -------------------------------
                                                     1995               1996                   1995                 1996
                                               ------------------ ------------------    -------------------  -------------------
REVENUES:
   Coin calls                                         $7,689,786        $16,988,697             $2,694,457           $6,577,353
   Non-coin                                            3,301,969          9,308,538                996,474            4,016,008
   Other                                                 965,148          2,018,191                387,910              916,555
                                               ------------------ ------------------    -------------------  -------------------
                                                      11,956,903         28,315,426              4,078,841           11,509,916
                                               ------------------ ------------------    -------------------  -------------------
OPERATING EXPENSES:
   Line and transmission charges                       3,340,812          6,800,782              1,240,385            2,934,575
   Location commissions                                2,163,464          4,101,195                647,099            1,564,465
   Other operating expenses                            4,132,850          8,102,314              1,450,140            3,054,863
   Depreciation and amortization                       2,164,822          8,876,238                732,331            3,563,353
   Selling, general & administrative                   1,982,489          3,757,559                637,062            1,358,835
   Other unusual charges and
       contractual settlements                         1,418,530          5,517,753              1,418,530              183,239
                                               ------------------ ------------------    -------------------  -------------------
                                                      15,202,967         37,155,841              6,125,547           12,659,330
                                               ------------------ ------------------    -------------------  -------------------

Loss from operations                                  (3,246,064)        (8,840,415)            (2,046,706)          (1,149,414)
                                               ------------------ ------------------    -------------------  -------------------

OTHER INCOME (EXPENSE):
   Interest expense - related parties                          -         (3,588,420)                     -           (1,771,530)
   Interest expense - others                            (304,105)          (551,243)               (83,875)            (278,998)
   Interest income                                        12,412                  -                  5,824                    -
                                               ------------------ ------------------    -------------------  -------------------
                                                        (291,693)        (4,139,663)               (78,051)          (2,050,528)
                                               ------------------ ------------------    -------------------  -------------------

Loss before extraordinary item                        (3,537,757)       (12,980,078)            (2,124,757)          (3,199,942)

Extraordinary item:
   Loss on debt restructuring                                  -           (267,281)                     -                    -
                                               ------------------ ------------------    -------------------  -------------------

NET LOSS                                             ($3,537,757)      ($13,247,359)           ($2,124,757)         ($3,199,942)
                                               ================== ==================    ===================  ===================


Earnings per share calculation:
   Preferred dividend payable in cash                   (232,251)                 -                (77,417)                   -
   Preferred dividend payable in kind                          -           (211,293)                     -             (100,671)
   Accretion of 14% Preferred to its
       redemption value                                        -            (58,272)                     -              (34,153)
   Premium on redemption of 10%
       Preferred, 8% Preferred and
       7% Preferred                                            -         (2,002,386)                     -                    -
                                               ------------------ ------------------    -------------------  -------------------

Net loss applicable to
   common shareholders                               ($3,770,008)      ($15,519,310)           ($2,202,174)         ($3,334,766)
                                               ================== ==================    ===================  ===================

Net loss per common share before
   extraordinary item                                     ($2.22)            ($3.54)                ($1.15)              ($0.58)
                                               ================== ==================    ===================  ===================

Net loss per common share                                 ($2.22)            ($3.60)                ($1.15)              ($0.58)
                                               ================== ==================    ===================  ===================

Weighted average number of shares                      1,695,280          4,305,130              1,909,997            5,746,785
                                               ================== ==================    ===================  ===================

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       (Unaudited)
                                                                              Nine Months Ended September 30
                                                                         -----------------------------------------
                                                                               1995                   1996
                                                                         ------------------     ------------------
   CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Net loss                                                                ($3,537,757)          ($13,247,359)
       Adjustments to reconcile net loss to net
          cash flow from operating activities:
          Depreciation and amortization                                          2,164,822              8,876,238
          Issuance of Nominal Value Warrants                                             -              3,886,140
          Stock issued in lieu of cash payments                                     90,552                 20,619
          Accretion of related parties debt                                              -              1,182,544
          Accretion of other debt                                                        -                 45,921
          Non-cash interest expense                                                      -                  7,012
          Loss on debt restructuring                                                     -                338,546
          Loss on disposal of assets                                                     -                  2,544
          Increase in allowance for doubtful accounts                                4,000                 60,961
          Amortization of deferred revenues                                              -               (600,000)
          Changes in assets and liabilities net of effects of acquisitions:
              Accounts receivable                                                 (453,438)            (1,063,630)
              Other current assets                                                 114,207                (61,792)
              Accounts payable                                                     564,682               (500,520)
              Accrued expenses                                                    (209,515)               851,842
              Other unusual charges and
                contractual settlements                                          1,189,833               (445,946)
                                                                         ------------------     ------------------
                                                                                   (72,614)              (646,880)
                                                                         ------------------     ------------------

   CASH FLOWS USED IN INVESTING ACTIVITIES:
       Acquisition of International Pay Phones, Inc.                                     -             (4,827,480)
       Acquisition of Paramount Communications Systems                                   -             (9,780,644)
       Acquisition of Pay Phones of America, Inc.                                        -               (200,000)
       Acquisition of Amtel Communications                                               -             (7,222,496)
       Acquisition of World and Public Telephone                                   (50,828)              (350,568)
       Deferred charges on pending acquisitions                                   (868,496)               (73,226)
       Deferred charges on pending stock and debt offerings                              -               (114,235)
       Deferred revenues - signing bonus                                                 -              1,200,000
       Purchases of intangible assets                                             (206,683)              (625,153)
       Change in other assets                                                      (82,051)              (426,372)
       Proceeds from sale of assets                                                      -                    500
       Purchases of property and equipment                                        (120,703)            (2,358,982)
                                                                         ------------------     ------------------
                                                                                (1,328,761)           (24,778,656)
                                                                         ------------------     ------------------




   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
-------------------------------------------------------------------------------

                                                                                       (Unaudited)
                                                                              Nine Months Ended September 30
                                                                         -----------------------------------------
                                                                               1995                   1996
                                                                         ------------------     ------------------
                                      CONTINUED

   CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
       Proceeds from debt issuances                                             $1,400,000                      -
       Proceeds from related party debt                                                  -            $41,000,000
       Proceeds from shareholder debt                                                    -                575,000
       Principal payments on borrowings                                         (1,313,060)           (10,539,531)
       Proceeds from issuance of preferred and
          common stock and other                                                 1,850,412                      -
       Dividends paid                                                              (40,375)                     -
       Debt financing costs                                                              -             (4,473,107)
       Redemption of 10% Preferred and 8% Preferred                                      -             (1,117,371)
       Equity financing costs                                                      (83,212)               (87,535)
       Proceeds from warrant and option exercises                                   35,000                 10,352
                                                                         ------------------     ------------------
                                                                                 1,848,765             25,367,808
                                                                         ------------------     ------------------

   (Decrease) increase in cash                                                     447,390                (57,728)
   Cash at beginning of period                                                     478,756                713,462
                                                                         ------------------     ------------------
   Cash at end of period                                                          $926,146               $655,734
                                                                         ==================     ==================




   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK AND NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                                    (Unaudited)
                                                                 Year Ended                     Nine Months Ended
                                                              December 31, 1995                 September 30, 1996
                                                      ---------------------------------------------------------------------
                                                          Shares            Amount           Shares            Amount
                                                      ----------------  ---------------- ----------------  ----------------
MANDATORILY REDEEMABLE PREFERRED STOCK

14 % CUMULATIVE REDEEMABLE
       CONVERTIBLE PREFERRED STOCK
       Balance at beginning of year                                 -                 -            -                 -
       Redemption of 7% Preferred                                   -                 -         3,625.00          $217,500
       Redemption of 8% Preferred                                   -                 -        14,143.33           848,600
       Redemption of 10% Preferred                                  -                 -        16,668.00         1,000,000
       Conversion of debt                                           -                 -        59,695.39         3,581,723
       Acquisition of Paramount Communications                      -                 -         8,333.33           375,768
       Acquisition of International Payphones                       -                 -         5,453.14           245,896
       Dividends payable-in-kind                                    -                 -         8,397.86           211,294
       Accretion of carrying value to amount
         payable at redemption [June 30, 2000]                      -                 -            -                58,272
TOTAL MANDATORILY REDEEMABLE
                                                      ----------------  ---------------- ---------------- ----------------
       PREFERRED STOCK                                              -                 -       116,316.05        $6,539,053
                                                      ================  ================ ================  ================

NON-MANDATORILY REDEEMABLE PREFERRED
       STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY

7 % CUMULATIVE CONVERTIBLE
       REDEEMABLE PREFERRED STOCK
       Balance at beginning of year                             2,500          $200,000            2,500          $200,000
       Redemption of  7% Preferred                                  -                 -           (2,500)         (200,000)
                                                      ----------------  ---------------- ---------------- ----------------
       Balance at end of period                                 2,500          $200,000                -                 -
                                                      ================  ---------------- ================  ----------------

8 % CUMULATIVE REDEEMABLE
       PREFERRED STOCK
       Balance at beginning of year                            12,200          $981,084           12,200          $981,084
       Redemption of  8% Preferred                                  -                 -          (12,200)         (981,084)
                                                      ----------------  ---------------- ---------------- ----------------
       Balance at end of period                                12,200          $981,084                -                 -
                                                      ================  ---------------- ================  ----------------

10 % CUMULATIVE REDEEMABLE
       PREFERRED STOCK
       Balance at beginning of year                             1,496                $1            1,496                $1
       Redemption of 10% Preferred                                  -                 -           (1,496)               (1)
                                                      ----------------  ---------------- ---------------- ----------------
       Balance at end of period                                 1,496                $1                -                 -
                                                      ================  ---------------- ================  ----------------

10 % CUMULATIVE NON-VOTING
       REDEEMABLE PREFERRED STOCK
       Balance at beginning of year                                 -                 -          530,534        $5,305,340
       Acquisition of World Communications, Inc.              530,534        $5,305,340                -                 -
       Redemption of 10% Preferred                                  -                 -         (530,534)       (5,305,340)
                                                      ----------------  ---------------- ---------------- ----------------
       Balance at end of period                               530,534        $5,305,340                -                 -
                                                      ================  ================ ================  ================



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK AND NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                                    (Unaudited)
                                                                 Year Ended                     Nine Months Ended
                                                              December 31, 1995                 September 30, 1996
                                                      ---------------------------------------------------------------------
                                                          Shares            Amount           Shares            Amount
                                                      ----------------  ---------------- ----------------  ----------------
                        (CONTINUED)

SERIES A SPECIAL CONVERTIBLE
       PREFERRED STOCK
       Balance at beginning of year                                 -                 -                -                 -
                                                      ----------------  ---------------- ----------------  ---------------
       Balance at end of period                                     -                 -                -                 -
                                                      ================  ---------------- ================  ----------------

SERIES B SPECIAL CONVERTIBLE
       PREFERRED STOCK
       Balance at beginning of year                                 -                 -                -                 -
                                                      ----------------  ---------------- ----------------  ---------------
       Balance at end of period                                     -                 -                -                 -
                                                      ================  ---------------- ================  ----------------

COMMON STOCK
       Balance at beginning of year                         1,522,158           $15,222        2,855,350           $28,554
       Issuance of stock for services                          91,383               914            4,400                44
       Private sales of stock                                 472,056             4,720                -                 -
       Exercise of warrants and options                         8,333                83        1,035,137            10,351
       Conversion of debt to equity                            30,231               303                -                 -
       Acquisition of World Communications, Inc.              402,500             4,025                -                 -
       Acquisition of Public Telephone Corporation            304,879             3,049                -                 -
       Acquisition of International Payphones                       -                 -          555,589             5,555
       Acquisition of Payphones of America                          -                 -          166,666             1,667
       Acquisition of Amtel Communications                          -                 -        2,162,163            21,622
       Acquisition escrow deposits                             23,810               238          (23,810)             (238)
       Redemption of 10% Non-Voting Preferred                       -                 -          884,214             8,842
                                                      ----------------  ---------------- ----------------  ---------------
       Balance at end of period                             2,855,350           $28,554        7,639,709           $76,397
                                                      ================  ---------------- ================  ----------------

ADDITIONAL PAID-IN CAPITAL
       Balance at beginning of year                                          $8,755,364                        $16,649,559
       Issuance of stock for services                                           528,532                             20,574
       Private sales of stock                                                 2,010,067                                  -
       Exercise of warrants and options                                          34,917                                  -
       Acquisition of World Communications, Inc.                              2,712,852                                  -
       Conversion of debt to equity                                             137,375                                  -
       Acquisition of Public Telephone Corporation                            2,054,902                                  -
       Acquisition escrow deposits                                              149,762                           (149,762)
       Financing costs                                                          (83,212)                           (87,535)
       Acquisition of International Payphones                                         -                          2,790,042
       Acquisition of Paramount Communications                                        -                            443,510
       Acquisition of Payphones of America                                            -                            309,999
       Acquisition of Amtel Communications                                            -                          4,616,218
       Warrants issued with debt                                                349,000                          6,411,500
       Issuance of Nominal Value Warrants                                             -                          4,240,941
       Redemption of 10% Non-voting Preferred                                         -                          5,296,498
                                                                        ----------------                   ----------------
       Balance at end of period                                             $16,649,559                        $40,541,544
                                                                        ----------------                   ----------------


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK AND NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                                    (Unaudited)
                                                                 Year Ended                     Nine Months Ended
                                                              December 31, 1995                 September 30, 1996
                                                      ---------------------------------------------------------------------
                                                          Shares            Amount           Shares            Amount
                                                      ----------------  ---------------- ----------------  ----------------
                        (CONTINUED)

ACCUMULATED DEFICIT
       Balance at beginning of year                                         ($7,303,804)                      ($13,453,876)
       Net loss for the period                                               (6,109,697)                       (13,247,359)
       Dividends paid on 7% and 8% Preferred                                    (40,375)                                 -
       14% Preferred dividend payable-in-kind                                         -                           (211,293)
       Accretion of 14% Preferred carrying value                                      -                            (58,272)
       Redemption of 7% Preferred                                                     -                            (17,500)
       Redemption of 8% Preferred                                                     -                           (293,516)
       Redemption of 10% Preferred                                                    -                         (1,691,370)
                                                                        ----------------                   ----------------
       Balance at end of period                                            ($13,453,876)                      ($28,973,186)
                                                                        ----------------                   ----------------

TOTAL NON-MANDATORILY REDEEMABLE
       PREFERRED STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY                                            $9,710,662                        $11,644,755
                                                                        ================                   ================





   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

       Certain amounts relating to the three and nine months ended September 30, 1995 have been reclassified to conform to the current quarter presentation. The reclassifications have no impact on total assets, shareholders' equity or net loss as previously reported.

2.     ACQUISITIONS AND MERGERS

       On September 16, 1996, the Company completed the acquisition of the outstanding stock of Payphones of America, Inc. ("POA"), pursuant to which the Company acquired 3,115 installed public pay telephones, $373,283 in current assets and $727,323 in current liabilities for a purchase price, consisting of: (i) $500,000 in cash; (ii) 166,666 unregistered shares of the Company's Common Stock, par value $0.01 ("Common Stock"), with a value of $311,665, or $1.87 per share; (iii) assumption of capital lease obligations of $7,750,000; (iv) notes payable to the selling shareholders in the face amount of $3,634,114 (pursuant to the purchase agreement, the notes payable are to be reduced for the excess of acquired current liabilities over acquired current assets, or $311,693, resulting in a net amount due of $3,322,421); (v) assumption of other debt, $234,890; (vi) two five year non-competition and consulting agreements with two of the selling shareholders, valued at $307,264; and
       (vii) $166,748 in related acquisition expenses.

       On September 13, 1996, the Company completed the acquisition of certain assets from ACI-HDT Supply Company, Amtel Communications Services, Amtel Communications Correctional Facilities, Amtel Communications, Inc. and Amtel Communications Payphones, Inc. (all California corporations and Debtors-in-Possession) collectively referred to as "Amtel". The acquired assets included 6,872 installed public pay telephones and inventory of an additional 728 public pay telephones and related parts inventory for a purchase price consisting of: (i) $7,000,000 in cash; (ii) 2,162,163 shares of the Company's Common Stock, with a value of $4,637,840, or $2.15 per share; and (iii) approximately $675,122 in related acquisition expenses.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


2.     ACQUISITIONS AND MERGERS (CONTINUED)

       The Amtel and POA acquisitions were recorded as purchases and the differences between the aggregate fair values of the tangibles assets acquired and the total purchase price, $13,546,504, (an intangible) was recorded as acquired public pay telephone location contracts and non-competition agreements ($307,264 was assigned to the POA non-competition agreements) and will be amortized over the estimated average remaining life of the acquired location contracts (54 months for Amtel's contracts, 72 months for POA's contracts, and 60 months for POA's non-competition agreements). The results of operations of POA and Amtel are included in the results of operations of the Company from August 1, 1996 (the effective date of the POA acquisition) and September 13, 1996, respectively.

       On March 15, 1996, the Company completed the acquisition of the outstanding common stock of International Pay Phones, Inc. (a South Carolina company) and International Pay Phones, Inc. (a Tennessee company) (collectively "IPP"), companies affiliated through common ownership and management. In connection with the acquisition of IPP, the Company acquired 2,101 installed public pay telephones for a purchase price consisting of: (i) $3,496,487 in cash; (ii) 555,589 unregistered shares of the Company's Common Stock; (iii) 5,453.14 unregistered shares of 14% Convertible Cumulative Redeemable Preferred Stock ("14% Preferred"); and (iv) warrants to purchase 117,785 shares of the Company's Common Stock at a nominal exercise price per share ("Nominal Value Warrants"). Additionally, the Company assumed approximately $1,757,000 in liabilities, of which $1,551,796 was repaid by the Company on March 15, 1996. The cash purchase price included three five year non-competition agreements, with an aggregate value of $60,000, with three of IPP's former officers.

       On March 15, 1996, the Company completed a Share Purchase Agreement with Paramount Communications Systems, Inc. (a Florida corporation) ("Paramount"). Under the terms of the Agreement, the Company acquired 2,528 installed public pay telephones for a purchase price consisting of:
       (i) $9,618,553 in cash; (ii) 8,333.33 shares of 14% Preferred; and (iii) Nominal Value Warrants to purchase 179,996 shares of the Company's Common Stock. In addition, the Company assumed outstanding liabilities of approximately $733,000, of which $697,947 was repaid on March 15, 1996. The purchase price included a five year consulting and non-compete agreement, valued at $50,000, with one of Paramount's former officers.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


2.     ACQUISITIONS AND MERGERS (CONTINUED)

       The IPP and Paramount acquisitions were recorded as purchases and the differences between the aggregate fair values of the tangibles assets acquired and the total purchase price, $9,531,404, (an intangible) was recorded as acquired public pay telephone location contracts and non-competition agreements ($110,000 was assigned to the IPP and Paramount non-competition agreements) and will be amortized over the estimated average remaining life of the acquired location contracts (60 months for IPP and Paramount's contracts and 60 months for IPP and Paramount's non-competition agreements). The results of operations of IPP and Paramount are included in the results of operations of the Company from March 15, 1996.

       On October 16, 1995, the Company consummated its acquisition of the outstanding common stock of Public Telephone Corporation (an Indiana corporation) ("Public Telephone") in a transaction accounted for as a purchase. The Company acquired current assets of $54,742, approximately 1,200 installed public pay telephones, assumed approximately $2,800,000 in debt and outstanding liabilities of Public Telephone and issued 224,879 unregistered shares of the Company's Common Stock to the shareholders of Public Telephone. In connection with the acquisition, the Company entered into five year non-competition agreements with two of Public Telephone's former owners which require both cash payments and the issuance, in the aggregate, of 80,000 unregistered shares of the Company's Common Stock.

       On September 22, 1995, the Company consummated its merger with World Communications, Inc. (a Missouri corporation) ("World") in a transaction accounted for as a purchase. The Company acquired current assets of $256,571 and 3,237 installed public pay telephones, assumed approximately $6,900,000 in debt and outstanding liabilities of World and issued 402,500 unregistered shares of the Company's Common Stock and 530,534 shares of the Company's 10% Non-Voting Redeemable Preferred Stock, which was subsequently converted to 884,214 unregistered shares of Common Stock on June 28, 1996.

       The Public Telephone and World acquisitions were recorded as purchases and the differences between the aggregate fair values of the tangibles assets acquired and the total purchase price, $9,305,168, (an intangible) was recorded as acquired public pay telephone location contracts and non-competition agreements ($798,479 was assigned to the Public Telephone non-competition agreements and $315,286 was assigned to the World non-competition agreements) and will be amortized over the estimated average remaining life of the acquired location contracts (36 months for Public Telephone and World's contracts, 60 months for Public Telephone's non-competition agreements and 24 months for World's non-competition agreements). The results of operations of Public Telephone and World are included in the results of operations of the Company from October 16, 1995 and September 22, 1995, respectively.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


2.     ACQUISITIONS AND MERGERS (CONTINUED)

       Set forth below is the Company's unaudited pro forma condensed statement of operations data as though the World, Public Telephone, IPP, Paramount, Amtel and POA acquisitions had occurred at the beginning of 1995 and as though the IPP, Paramount, Amtel and POA acquisitions had occurred at the beginning of 1996.

                                                           Pro Forma Selected Results of Operations Data
                                                           ---------------------------------------------
                                            Nine Months Ended September 30       Three Months Ended September 30
                                            ------------------------------       -------------------------------
                                               1995              1996               1995               1996
                                               ----              ----               ----               ----
             Total revenues                 $ 44,595,053       $ 45,308,800     $  15,006,667      $  15,069,188
             Net loss before
               extraordinary item            (13,871,600)       (16,083,544)       (5,643,428)        (4,790,789)
             Net loss applicable
              to common shareholders         (14,501,750)       (16,325,859)       (5,853,478)        (4,925,603)
             Net loss per common share             (2.74)             (2.46)            (1.07)             (0.65)

       The unaudited pro forma results above are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of 1995 or 1996, or of future results. The pro forma statement of operations data includes adjustments related to the depreciation and amortization of tangible and intangible assets, reductions in certain operating, other, and selling, general, and administrative expenses, interest expense on borrowings used to finance the acquisitions and the weighted average number of common shares outstanding after giving effect to the acquisitions.


       PENDING ACQUISITIONS

       The Company has entered into a letter of intent dated October 16, 1996, to acquire all of the capital stock of Cherokee Communications, Inc. ("Cherokee") for a purchase price of $54,000,000 plus related fees and expenses, subject to certain purchase price adjustments, which may include an increase of up to $6,000,000 in cash or Common Stock payable in two equal installments due January 1998 and 1999, if the FCC fails to implement certain rate caps, rate guidelines or third party preferences during 1997 or 1998, as the case may be. In addition, the Company will pay $1,250,000 in connection with certain non-competition agreements. Cherokee, headquartered in Jacksonville, Texas, is the fifth largest independent public pay telephone operator in the United States. At September 30, 1996, Cherokee owned and operated 12,344 public pay telephones in 14 states, of which approximately 85% were located in Texas, New Mexico, Colorado, Utah, and Montana.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


2.     ACQUISITIONS AND MERGERS (CONTINUED)

       The Company has entered into a letter of intent dated October 9, 1996 to acquire 1,200 installed public pay telephones from Texas Coinphone (collectively with Cherokee the "Pending Acquisitions") for a purchase price of approximately $3,700,000, subject to certain purchase price adjustments. Texas Coinphone owns and operates approximately 1,200 public pay telephones in Dallas, Houston, and San Antonio, Texas.

       The Company expects to fund the acquisitions of Cherokee and Texas Coinphone with the proceeds from a contemplated debt offering expected to be completed in the fourth quarter of 1996.

3.     PROPERTY AND EQUIPMENT

       As of December 31, 1995 and September 30, 1996, property and equipment consisted of the following:

                                                              Estimated
                                                            Useful Lives       December 31          September 30
                                                               (in years)           1995                 1996
                                                               ----------           ----                 ----
         Telephones, boards, enclosures and cases                 3-7          $ 16,386,987       $ 36,992,307
         Furniture, fixtures and other equipment                  3-5               989,300          1,752,387
         Leasehold improvments                                    2-5               231,466            246,609
                                                                               ------------       ------------
                                                                                 17,607,753         38,991,303
             Less - accumulated depreciation                                     (3,508,642)        (7,309,242)
                                                                               ------------       ------------
                                                                               $ 14,099,111       $ 31,682,061
                                                                               ============       ============

4.     INTANGIBLE ASSETS

       As of December 31, 1995 and September 30, 1996, intangible assets consisted of the following:

                                                             Amortization Period   December 31         September 30
                                                                (in months)           1995                  1996
                                                                -----------           ----                  ----
             Value assigned to location contracts
               acquired and installation of public
               pay telephones                                       36-120        $ 13,403,126        $ 39,627,197
             Debt restructuring costs                                   40                   -           5,802,908
             Non-competition agreements                              24-60           1,513,765           2,090,690
             State operating certifications                             60             466,796             498,470
                                                                                  ------------        ------------
                                                                                    15,383,687          48,019,265
             Less: Accumulated amortization                                         (3,791,530)         (8,792,646)
                                                                                  ------------        ------------
                                                                                  $ 11,592,157        $ 39,226,619
                                                                                  ============        ============

                                                        14

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


5.     LONG-TERM DEBT - RELATED PARTIES

       On March 15, 1996, the Company entered into a Credit Agreement (the "Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation ("ING") and Cerberus Partners, L.P. ("Cerberus" and, together with ING, the "Lenders"), pursuant to which the Lenders agreed to lend the Company up to $37,250,000. On March 15, 1996, the Company borrowed $30,530,954 pursuant to the Credit Agreement. During the second quarter of 1996, the Company borrowed an additional $1,692,500 under the Credit Agreement. The initial borrowings under the Credit Agreement were used to complete the Paramount and IPP acquisitions, to repay $8,503,405 of outstanding debt and $3,173,931 of outstanding obligations under capital leases, to redeem the 10% Cumulative Redeemable Preferred Stock ("10% Preferred"), 8% Cumulative Redeemable Preferred Stock ("8% Preferred"), and 7% Cumulative Convertible Redeemable Preferred Stock ("7% Preferred"), and to pay related transaction fees. The additional borrowings of $1,692,500 were used for the Amtel acquisition deposit ($1,300,000) and working capital.

       On September 13, 1996, concurrent with the acquisition of Amtel, the Lenders amended the Credit Agreement to increase the maximum borrowings available under the Credit Agreement to $41,000,000. The Company then borrowed an additional $8,776,546 and used $5,950,000 of the proceeds to complete the Amtel and POA acquisitions and the remainder of the proceeds, $2,826,546, for working capital and payment of certain related acquisition expenses. As of September 30, 1996, borrowings of $41,000,000 were outstanding and there was no additional borrowing availability under the Credit Agreement

       The Credit Agreement requires monthly interest payments at the Alternate Base Rate (as defined therein) plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The Credit Agreement also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by the Lenders, the Lenders can call the debt at their discretion. The Lenders have waived their right to exercise this subjective acceleration clause through December 31, 1997.

       Pursuant to the Credit Agreement amendments dated September 13, 1996, principal payments commence in April 1997, and continue monthly and/or quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company. Based on amounts borrowed under the Credit Agreement at September 30, 1996, the estimated principal payment due April 30, 1997 would be $2,972,222, with monthly principal payments of $222,222 thereafter until December 31, 1997, and quarterly principal payments of $634,375 commencing September 30, 1997, increasing to $1,087,500 quarterly for 1998 and $1,268,750 at
       March 31, 1999.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


5.     LONG-TERM DEBT - RELATED PARTIES (CONTINUED)

       All of the Company's installed public pay telephones, excluding those acquired from POA which are pledged to another creditor, are pledged as collateral to the Credit Agreement.

       The Company was not in compliance with various financial covenants contained in the Credit Agreement at June 30, 1996 and subsequently received a waiver of such non-compliance from the Lenders. The Credit Agreement was amended on October 8, 1996 to make the covenants less restrictive. At September 30, 1996 the Company was in compliance with the covenants.

       A portion of the borrowings under the Credit Agreement (currently $29,000,000) can be converted into Series B Special Convertible Preferred Stock ("Series B Preferred"), at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, in connection with the execution of the original Credit Agreement on March 15, 1996, ING and Cerberus each received 102,412 warrants (204,824 warrants in the aggregate and referred to herein as the "Lenders' Warrants"), which would collectively allow them to purchase up to 204,824 shares of Series A Special Convertible Preferred Stock ("Series A Preferred"), at an exercise price of $0.20 per share. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The debt under the Credit Agreement was initially recorded net of an allocation of the fair value of the Lenders' Warrants, such fair value being determined using the Black-Scholes valuation model. The Company recorded non-cash interest expense (accretion of debt) of $621,536 for the three months ended September 30, 1996 and $1,182,544 for the nine months ended September 30, 1996.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


6. PREFERRED STOCK MANDATORILY REDEEMABLE

       As of December 31, 1995 and September 30, 1996, preferred stock mandatorily redeemable consisted of the following:

                                                                                 December 31    September 30
                                                                                    1995                1996
                                                                                    ----                ----
       14%   Cumulative Redeemable Convertible Preferred Stock ($60 stated value
             - 200,000 shares authorized; 107,918.19 shares issued and
             outstanding at September 30, 1996; cumulative dividends issuable of
             8,397.86 shares, valued at $211,294; mandatory
             redemption amount of $6,978,963 due June 30, 2000)                       -          $6,539,053

       The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the three and nine months ended September 30, 1996, the carrying value of the 14% Preferred was increased by $34,153 and $58,272, respectively, through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of
       0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.

 7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

       As of December 31, 1995 and September 30, 1996, non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity consisted of the following:

                                                                                   December 31    September 30
                                                                                    1995                1996
                                                                                    ----                ----
       10%   Cumulative Nonvoting Redeemable Preferred Stock ($10 stated value -
             550,000 shares authorized; 530,534 shares issued and outstanding at
             December 31, 1995, redeemed on June 28, 1996)                         $ 5,305,340            -

       Series A Special Convertible Preferred Stock ($0.20 par value, $0.20
              stated value - 250,000 shares authorized; no shares issued)                    -            -

       Series B Special Convertible Preferred Stock ($0.20 par value, $120
              stated value - 250,000 shares authorized; no shares issued)                    -            -


PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------------


7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                   December 31    September 30
                                                                                    1995                1996
                                                                                    ----                ----
       10%   Cumulative Redeemable Preferred Stock ($1,000 stated value - 3,880 shares authorized; 1,496 shares issued and outstanding at December
             31, 1995, redeemed on March 15, 1996)                                       1                -

       8%    Cumulative Redeemable Preferred Stock ($100 stated value - 16,000 shares authorized; 12,200 shares issued and outstanding at December
             31, 1995, redeemed on March 15, 1996)                                 981,084                -

       7%    Cumulative Convertible Redeemable Preferred Stock ($100 stated
             value - 2,500 shares authorized, issued and outstanding at December
             31, 1995, redeemed on March 15, 1996)                                 200,000                -

       Common Stock
             ($0.01 par value - 50,000,000 shares authorized; 2,855,350 and
             7,639,709 shares issued and outstanding at December 31, 1995 and
             September 30, 1996)                                                    28,554           76,397

       Additional paid-in capital                                               16,649,559       40,541,544
       Accumulated deficit                                                     (13,453,876)     (28,973,186)
                                                                               -----------      -----------
                                                                               $ 9,710,662     $ 11,644,755
                                                                               ===========     ============

       On February 23, 1996, the Company created three new classes of preferred stock: (i) Series A Preferred; (ii) Series B Preferred; and (iii) 14% Preferred.

       On March 15, 1996, concurrent with the Credit Agreement, the Company redeemed the 10% Cumulative Redeemable Preferred Stock ("10% Preferred"), 8% Preferred, and 7% Preferred. The redemption price was comprised of cash payments aggregating $1,117,371 and 34,436.33 shares of 14% Preferred. In the aggregate, $6,269,487 of the Company's outstanding obligations, including portions of the purchase price for the IPP and Paramount acquisitions, was liquidated by issuing 107,918.19 shares of 14% Preferred.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------


7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (CONTINUED)

       The $2,002,386 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders as of March 31, 1996.

       On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10% Preferred, 8% Preferred and 7% Preferred, and conversion of certain related party debt of the Company to the 14% Preferred. Certain holders of the 14% Preferred are deemed related parties. The warrants expire on March 13, 2001. An independent valuation company estimated the fair market value of the Nominal Value Warrants to be $4,974,673, using the Black-Scholes valuation model, of which $3,886,139 (the amount attributable to the warrants provided to related parties in connection with the redemption of the 10% Preferred, 8% Preferred, and 7% Preferred shares and conversion of certain debt) was recorded as an unusual charge in the Company's statement of operations for the three months ended March 31, 1996.

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

       On June 27, 1996, the shareholders of the Company approved an amendment to the Articles of Incorporation which authorizes the Company to have outstanding 60,000,000 shares; of which 50,000,000 shares are to be classified as Common Stock and 10,000,000 shares as Preferred Stock. The shareholders also approved conversion rights to the 10% Cumulative Non-voting Redeemable Preferred Stock ("10% Redeemable Preferred"). Each share of 10% Redeemable Preferred is convertible into 1.6667 shares of Common Stock at any time by the shareholder or the Company. On June 28, 1996, the Company converted the outstanding 10% Redeemable Preferred into 884,214 shares of Common Stock.

8.   SUBSEQUENT EVENTS

       On October 9, 1996, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") relating to the proposed offering of approximately $25,000,000 of Common Stock by the Company. On October 31, 1996, the Company filed a Registration Statement on Form SB-2 with the SEC relating to the proposed offering of approximately $110,000,000 of senior unsecured notes. The Company anticipates completing both offerings during the fourth quarter of 1996. There can be no assurances, however that either offering will be completed or that the terms will remain the same.

       The registration statements relating to these offerings filed with the SEC have not yet become effective, and the securities may not be sold nor may offers to buy be accepted prior to the time the applicable registration statements become effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND MERGERS

Pending Acquisitions

The Company has entered into a letter of intent dated October 16, 1996, to acquire all of the capital stock of Cherokee Communications, Inc. ("Cherokee") for a purchase price of $54,000,000 plus related fees and expenses, subject to certain purchase price adjustments, which may include an increase of up to $6,000,000 in cash or Common Stock payable in two equal installments due January 1998 and 1999, if the FCC fails to implement certain rate caps, rate guidelines or third party preferences during 1997 or 1998, as the case may be. In addition, the Company will pay $1,250,000 in connection with certain non-competition agreements. Cherokee, headquartered in Jacksonville, Texas, is the fifth largest independent public pay telephone operator in the United States. At September 30, 1996, Cherokee owned and operated 12,344 public pay telephones in 14 states, of which approximately 85% were located in Texas, New Mexico, Colorado, Utah, and Montana.

The Company has entered into a letter of intent dated October 9, 1996 to acquire 1,200 installed public pay telephones from Texas Coinphone for a purchase price of approximately $3,700,000, subject to certain purchase price adjustments. Texas Coinphone owns and operates 1,200 public pay telephones in Dallas, Houston, and San Antonio, Texas.

The Company expects to fund the acquisitions of Cherokee and Texas Coinphone with the proceeds from a contemplated debt offering expected to be completed in the fourth quarter of 1996.

Completed Acquisitions

On September 16, 1996, the Company completed the acquisition of the outstanding stock of Payphones of America, Inc. ("POA"), pursuant to which the Company acquired 3,115 installed pay telephones, approximately $373,283 in current assets and approximately $727,323 in current liabilities for a purchase price consisting of: (i) $500,000 in cash; (ii) 166,666 unregistered shares of the Company's Common Stock, with a value of $311,665, or $1.87 per share; (iii) assumption of capital lease obligations of $7,750,000; (iv) notes payable to the selling shareholders in the face amount of $3,634,114 (pursuant to the purchase agreement, the notes payable are to be reduced for the excess of acquired current liabilities over acquired current assets, or $311,693, resulting in a net amount due of $3,322,421); (v) assumption of other debt, $234,890; (vi) two five year non-competition and consulting agreements with two of the selling shareholders, valued at $307,264; and (vii) $166,748 in related acquisition expenses.

On September 13, 1996, the Company completed the acquisition of certain assets from ACI-HDT Supply Company, Amtel Communications Services, Amtel Communications Correctional Facilities, Amtel Communications, Inc. and Amtel Communications Payphones, Inc. (all California corporations and Debtors-in-Possession) collectively referred to as "Amtel". The acquired assets included 6,872 installed telephones and inventory of an additional 728 pay telephones for a purchase price consisting of: (i) $7,000,000 in cash; (ii) 2,162,163 shares of the Company's Common Stock, with a value of $4,637,840, or $2.15 per share; and
(iii) $675,122 in related acquisition expenses.

The Amtel and POA acquisitions were recorded as purchases and the differences between the aggregate fair values of the tangible assets acquired and the total purchase price, $13,546,504, (an intangible) was recorded as acquired public pay telephone location contracts and non-competition agreements ($307,264 was assigned to the POA non-competition agreements) and will be amortized over the estimated average remaining life of the acquired location contracts (54 months for Amtel's contracts, 72 months for POA's contracts, and 60 months for POA's non-competition agreements). The results of operations of POA and Amtel are included in the results of operations of the Company from August 1, 1996 (the effective date of the POA acquisition) and September 13, 1996, respectively.

On March 15, 1996 the Company completed the acquisition of the outstanding common stock of International Pay Phones, Inc. (a South Carolina company) and International Pay Phones, Inc. (a Tennessee company) (collectively "IPP"), companies affiliated through common ownership and management. The Company acquired 2,101 installed public pay telephones for a purchase price consisting of: (i) $3,496,487 in cash; (ii) 555,589 unregistered shares of the Company's Common Stock; (iii) 5,453.14 shares of 14% Preferred (immediately convertible into 54,530 shares of Common Stock); and (iv) Nominal Value Warrants to purchase 117,785 shares of the Company's Common Stock. Additionally, the Company assumed approximately $1,757,000 in liabilities, of which $1,551,796 was repaid by the Company on March 15, 1996. The cash purchase price included three five year non-competition agreements, with an aggregate value of $60,000, with three of IPP's former officers.

On March 15, 1996, the Company completed a Share Purchase Agreement with Paramount Communications Systems, Inc. ("Paramount"). Under the terms of the Agreement, the Company acquired 2,528 installed public pay telephones for a purchase price consisting of: (i)$9,618,553 in cash; (ii) 8,333.33 shares of 14% Preferred Stock (immediately convertible into 83,330 shares of Common Stock); and (iii) Nominal Value Warrants to purchase 179,996 shares of the Company's Common Stock. In addition, the Company assumed outstanding liabilities of approximately $733,000, of which $697,947 was repaid on March 15, 1996. The purchase price included a five year consulting and non-competition agreement, valued at $50,000, with one of Paramount's former officers.

The IPP and Paramount acquisitions were recorded as purchases and the differences between the aggregate fair values of the tangibles assets acquired and the total purchase price, $9,531,404, (an intangible) was recorded as acquired public pay telephone location contracts ($110,000 was assigned to the IPP and Paramount non-competition agreements) and will be amortized over the estimated average remaining life of the acquired location contracts (60 months for IPP and Paramount's contracts and 60 months for IPP and Paramount's non-competition agreements). The results of operations of IPP and Paramount are included in the results of operations of the Company from March 15, 1996.


RESULTS OF OPERATIONS

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

Revenues. Revenues increased $16,358,523, or 136.8% from $11,956,903 for the nine months ended September 30, 1995, to $28,315,426 for the nine months ended September 30, 1996. This increase is attributable primarily to an increase in the number of installed public pay telephones, which increased by 16,473, or 194.5%, from 8,470 at September 30, 1995 to approximately 24,943 at September 30, 1996, with the majority of the increase occurring in the third and fourth quarters of 1995 and the first and third quarters of 1996 due to the Company's recent acquisitions.

Revenues from coin calls increased $9,298,911, or 120.9%, from $7,689,786 for the nine months ended September 30, 1995 to $16,988,697 for the nine months ended September 30, 1996. Non-coin revenues increased $6,006,569,or 181.9%, from $3,301,969 for the nine months ended September 30, 1995 to $9,308,538 for the nine months ended September 30, 1996. The increases were primarily due to the acquisition and installation of public pay telephones producing additional revenues and, to a lesser extent, to the increases in coin calls resulting from the continuation of the 1994 program which offered customers a three minute long distance call anywhere in the continental United States for $0.75 (the "$0.75 Long Distance Call Program" subsequently changed to $1.00 for the first three minutes in some locations). However, the increase in non-coin revenue was offset in part by a reduction in operator assisted calls as a result of aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation ("MCI").

Other revenues increased $1,053,043, or 109.1%, from $965,148 for the nine months ended September 30, 1995 to $2,018,191 for the nine months ended September 30, 1996. This increase was primarily the result of an increase in the number of public pay telephones and increased revenues from dial-around calls.

Operating Expenses. Total operating expenses increased $21,952,874, or 144.4%, from $15,202,967 for the nine months ended September 30, 1995 to $37,155,841 for the nine months ended September 30, 1996. Operating expenses represented 127.1% of total revenues for the nine months ended September 30, 1995 and 131.2% of total revenues for the nine months ended September 30, 1996. The percentage increase was due to other unusual charges and contractual settlements and higher depreciation and amortization as a result of recent acquisitions, offset in part by lower operating expenses.

Line and transmission charges increased $3,459,970, or 103.6%, from $3,340,812 for the nine months ended September 30, 1995 to $6,800,782 for the nine months ended September 30, 1996. Line charges represented 27.9% of total revenues for the nine months ended September 30, 1995 and 24.0% of total revenues for the nine months ended September 30, 1996, a decrease of 3.9%. The dollar increase in line and transmission charges was, in part, due to additional public pay telephones acquired from World, Public Telephone, IPP and Paramount, the increases in coin calls resulting from the $0.75 Long Distance Call Program, and to a lesser extent, the acquisitions of POA (completed September 16, 1996 with an effective purchase date of August 1, 1996) and Amtel (completed September 13, 1996), as well as increases in certain local telephone company line charges. The percentage decrease was due to lower line charges for the acquired companies.

Location commissions increased $1,937,731, or 89.6%, from $2,163,464 for the nine months ended September 30, 1995 to $4,101,195 for the nine months ended September 30, 1996. Location commissions represented 18.1% of total revenues for the nine months ended September 30, 1995 and 14.5% of total revenues for the nine months ended September 30, 1996, a decrease of 3.6%. The dollar increase is due to location agreements from public pay telephones acquired in the acquisitions of World, Public Telephone, IPP and Paramount, and to a lesser extent the location agreements acquired in the acquisitions of POA and Amtel, while the percentage decrease is due to such location agreements having lower commission rates than those from the Company's existing public pay telephones.

Other operating expenses (consisting of personnel costs, rents, utilities, repair and maintenance of the phones, operator services processing fees and property and sales taxes), increased $3,969,464, or 96.0%, from $4,132,850 for the nine months ended September 30, 1995 to $8,102,314 for the nine months ended September 30, 1996. Other operating expenses represented 34.6% of total revenues for the nine months ended September 30, 1995 and 28.6% of total revenues for the nine months ended September 30, 1996, a decrease of 6%. The dollar increase was primarily the result of higher personnel costs, rent, utilities and service related expenses attributable to the outsourcing of operator services and to the acquisitions of World, Public Telephone, IPP and Paramount, and to a lesser extent, the acquisitions of Amtel and POA, the increase in the Company's public pay telephone base, and the additional field personnel to accommodate the increased business. The percentage decrease reflects the economies of scale resulting from those acquisitions that the Company has already realized. Such economies of scale come primarily from the elimination of costs associated with the closing of certain offices, the elimination of redundant executive and administrative personnel in billing and other operations areas and leveraging the Company's existing field technicians. Additional economies of scale are expected to be realized from the Amtel and POA acquisitions made in September 1996, resulting in the further decrease of other operating expenses as a percentage of total revenues for the full year 1996.

Depreciation and amortization increased $6,711,416, or 310.0%, from $2,164,822 for the nine months ended September 30, 1995 to $8,876,238 for the nine months ended September 30, 1996. Depreciation and amortization represented 18.1% of total revenues for the nine months ended September 30, 1995 and 31.3% of total revenues for the nine months ended September 30, 1996, an increase of 13.2%. The dollar and percentage increases were primarily due to the Company's acquisitions and expansion of its public pay telephone base and purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth.

Selling, general and administrative ("SG&A") expenses increased $1,775,070, or 89.5%, from $1,982,489 for the nine months ended September 30, 1995 to $3,757,559 for the nine months ended September 30, 1996. SG&A represented 16.6% of total revenues for the nine months ended September 30, 1995 and 13.3% of total revenues for the nine months ended September 30, 1996, a decrease of 3.3%. The dollar increase was primarily the result of the acquisitions of World, Public Telephone, IPP and Paramount, and to a lesser extent, the acquisitions of Amtel and POA. The percentage decrease reflects the economies of scale resulting from those acquisitions that the Company has already realized.

Other unusual charges and contractual settlements increased $4,099,223, or 289% from $1,418,530 for the nine months ended September 30, 1995 to $5,517,753 for the nine months ended September 30, 1996. For the nine months ended September 30, 1996, other unusual charges and contractual settlements consists primarily of: (i) the settlement of contractual obligations under certain employment contracts, $330,627; (ii) the settlement of other contractual obligations, $210,599; (iii) the write-off of selected assets in connection with the continued evaluation of the Company's operations and certain one-time charges for changes to the operations of the Company, $459,743; (iv) losses recognized on the early pay-off of obligations under capital leases and other debt concurrent with the debt restructuring completed on March 15, 1996, $630,645; and (v) the estimated fair market value of the Nominal Value Warrants charged to operations on March 15, 1996, $3,886,139. Other unusual charges and contractual settlements represented 11.9% of total revenues for the nine months ended September 30, 1995, and 19.5% of total revenues for the nine months ended September 30, 1996, an increase of 7.6%.

Other income (expense). Other income (expense) is comprised of interest expense incurred on debt with related parties and others and interest income. Total other expense (net of interest income) increased $3,847,969, or 1,319.2%, from $291,693 for the nine months ended September 30, 1995 to $4,139,663 for the nine months ended September 30, 1996. Other expenses represented 2.4% of total revenues for the nine months ended September 30, 1995 and 14.6% of total revenues for the nine months ended September 30, 1996, an increase of 12.2%. The dollar and percentage increases were due to the financing obtained for the acquisitions completed in 1996. Related party interest expense was $3,588,420 for the nine months ended September 30, 1996, representing 12.7% of total revenues. Included in related party interest expense was non-cash interest expense of $1,182,544, or 4.2% of total revenues for the nine months ended September 30, 1996, representing the accretion of the debt under the Credit Agreement to its maturity amount.

Extraordinary item. The Company recorded an extraordinary loss of $267,281, representing 0.9% of total revenues for the nine months ended September 30, 1996. The extraordinary loss related to one-time costs that were incurred in connection with the restructuring of the Company's long-term debt. Concurrent with the restructuring of the Company's debt and the redemption of the 10% Preferred, 8% Preferred, and 7% Preferred, the Company recorded the difference between the carrying value of the 10% Preferred, 8% Preferred, and 7% Preferred and the redemption price as an increase to the accumulated deficit of $2,002,386.

EBITDA. EBITDA (income before interest, taxes, depreciation and amortization, other unusual charges and contractual settlements, and the extraordinary loss on debt restructuring) increased $5,216,288 or 1,546.5%, from $337,288 for the nine months ended September 30, 1995 to $5,553,576 for the nine months ended September 30, 1996. Based on the changes discussed above, EBITDA represented 2.8% of total revenues for the nine months September 30, 1995 and 19.6% for the nine months ended September 30, 1996, an increase of 16.8%. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

SEASONALITY

 The Company completed two acquisitions which added approximately 4,400 public pay telephones in 1995, and four acquisitions which added approximately 15,200 public pay telephones during the first nine months of 1996. The seasonality of the Company's historical operating results has been affected by shifts in the geographic concentrations of its public pay telephones resulting from such acquisitions. In recent years, the Company acquired a large number of public pay telephones in northern and western states of the United States. As a result of such acquisitions, the Company has more recently experienced lower operating results in the first quarter due to the effect of the cold weather in the northern and western states on outdoor public pay telephone usage. Revenues are typically highest in the fourth quarter because of the increased volume of calls made during the holiday season.

LIQUIDITY AND CAPITAL RESOURCES

Credit Agreement

On March 15, 1996, the Company entered into a Credit Agreement (the "Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation ("ING") and Cerberus Partners, L.P. ("Cerberus" and, together with ING, the "Lenders"), pursuant to which the Lenders agreed to lend the Company up to $37,250,000. On March 15, 1996, the Company borrowed $30,530,954 pursuant to the Credit Agreement. During the second quarter of 1996, the Company borrowed an additional $1,692,500 pursuant to the Credit Agreement. The initial borrowings under the Credit Agreement were used to complete the Paramount and IPP acquisitions, to repay $8,503,405 of outstanding debt and $3,173,931 of outstanding obligations under capital leases, to redeem the 10% Cumulative Redeemable Preferred Stock ("10% Preferred"), 8% Cumulative Redeemable Preferred Stock ("8% Preferred"), and 7% Cumulative Convertible Redeemable Preferred Stock ("7% Preferred"), and to pay related transactions fees. The additional borrowings of $1,692,500 were used for the Amtel acquisition deposit ($1,300,000) and working capital.

On September 13, 1996, concurrent with the acquisition of Amtel, the Lenders amended the Credit Agreement to increase the maximum borrowings available under the Credit Agreement to $41,000,000. The Company then borrowed an additional $8,776,546 and used $5,950,000 of the proceeds to complete the Amtel and POA acquisitions and the remainder of the proceeds, $2,826,546, for working capital and payment of certain related acquisition expenses. As of September 30, 1996, borrowings of $41,000,000 were outstanding and there was no additional borrowing availability under the Credit Agreement.

The Credit Agreement requires monthly interest payments at the Alternate Base Rate (as defined therein) plus 5% and contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring minimum net worth, working capital and earnings before interest, depreciation and amortization among other covenants. The Credit Agreement also contains a subjective acceleration clause which states that in the event of a material adverse change in the business, as determined by the Lenders, the Lenders can call the debt at their discretion. The Lenders have waived their right to exercise this subjective acceleration clause through December 31, 1997.

Pursuant to the Credit Agreement amendments dated September 13, 1996, principal payments commence in April 1997, and continue monthly and/or quarterly through June 1999 at which time the remaining principal balance is due. The amount of the principal payment is contingent upon numerous factors, including the borrowing base and cash flow of the Company. Based on amounts borrowed under the Credit Agreement as of September 30, 1996, the estimated principal payment due April 30, 1997 would be $2,972,222, with monthly principal payments of $222,222 thereafter till December 31, 1997, and quarterly principal payments of $634,375 commencing September 30, 1997, increasing to $1,087,500 quarterly for 1998 and $1,268,750 at March 31, 1999. All of the Company's installed public pay telephones, excluding those acquired from POA which are pledged to another creditor, are pledged as collateral to the Credit Agreement.

The Company was not in compliance with various financial covenants contained in the Credit Agreement at June 30, 1996 and subsequently received a waiver of such non-compliance from the Lenders. The

Credit Agreement was amended on October 8, 1996 to make the covenants less restrictive. At September 30, 1996 the Company was in compliance with the covenants contained in the Credit Agreement.

A portion of the borrowings under the Credit Agreement (currently $29,000,000) can be converted into Series B Special Convertible Preferred Stock ("Series B Preferred"), at the ratio of 833 shares for each $100,000 in outstanding debt and accrued interest. Additionally, in connection with the execution of the original Credit Agreement on March 15, 1996, ING and Cerberus each received 102,412 warrants (204,824 warrants in total and referred to herein as the "Lenders' Warrants"), which collectively allow them to purchase up to 204,824 shares of Series A Special Convertible Preferred Stock ("Series A Preferred"), at an exercise price of $0.20 per share. Each share of Series A Preferred and Series B Preferred is convertible into 20 shares of Common Stock. The debt under the Credit Agreement was initially recorded net of an allocation of the fair value of the Lenders' Warrants, such fair value being determined using the Black-Scholes valuation model. The Company recorded non-cash interest expense (accretion of debt) of $621,536 for the three months ended September 30, 1996 and $1,182,544 for the nine months ended September 30, 1996.

On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10% Preferred, 8% Preferred and 7% Preferred, and conversion of certain related party debt of the Company to the 14% Preferred. Certain holders of the 14% Preferred are deemed related parties. The warrants expire on March 13, 2001. An independent valuation company estimated the fair market value of the Nominal Value Warrants to be $4,974,673, using the Black-Scholes valuation model, of which $3,886,139 (the amount attributable to the warrants provided to related parties in connection with the redemption of the 10% Preferred, 8% Preferred, and 7% Preferred shares and conversion of certain debt) was recorded as an unusual charge in the Company's statement of operations for the three months ended March 31, 1996.

At September 30, 1996, long-term debt, including the current portion and obligations under capital leases and including the portion allocated to the Lenders' Warrants, was $54,749,758 and consisted of: (i) related party debt (payable to the Lenders and directors of the Company), including the current portion and including the portion allocated to the Lenders' Warrants, of $41,517,246, an increase of $39,784,746 as compared to $1,732,500 at December 31, 1995; (ii) capital leases of $8,029,058, an increase of $4,496,121 as compared to $3,532,937 at December 31, 1995; (iii) notes payable to the selling POA shareholders in the face amount of $3,634,114 (pursuant to the purchase agreement, the notes payable are to be reduced for the excess of acquired current liabilities over acquired current assets, or $311,693, resulting in a net amount due of $3,322,421); and (iv) other long-term debt, including the current portion, of $1,569,340, a decrease of $7,027,073 as compared to $8,596,413 at December 31, 1995. The overall increase is primarily attributable to debt incurred in connection with the acquisitions of IPP, Paramount, POA and Amtel.

The Company had a working capital deficit of $11,318,505 at September 30, 1996, compared to a working capital deficit of $4,843,524 at December 31, 1995, an increase in the deficit of $6,474,981. Cash flows used in operating activities increased $574,266 from $72,614 for the nine months ended September 30, 1995 to $646,880 for the nine months ended September 30, 1996, mostly due to the larger loss in 1996 offset by the issuance of the Nominal Value Warrants, depreciation and amortization, and accretion of debt. Cash flows used in investing activities increased $23,449,895 from $1,328,761 for the nine months ended September 30, 1995 to $24,778,656 for the nine months ended September 30, 1996, mostly due to the acquisitions of IPP, Paramount, POA and Amtel. Cash flows provided by financing activities increased $23,519,403 from $1,848,765 for the nine months ended September 30, 1995 to $25,367,808 for the nine months ended September 30, 1996.

The Company is seeking an amendment to the Credit Agreement to permit the incurrence of additional borrowings of up to $2,000,000 to fund the deposits required in connection with the Pending Acquisitions and for working capital purposes. The Company intends to use a portion of the net proceeds from a contemplated debt and equity offerings to repay the indebtedness under the Credit Agreement.

Capital Expenditures

For the nine months ended September 30, 1996, the Company had capital expenditures (exclusive of acquisitions) of $2,984,135, which were financed through cash flows from operations and borrowings under the Credit Agreement. Capital expenditures are principally for the expansion of the Company's installed public pay telephone base and include purchases of telephones, related equipment, site contracts, operating equipment and computer hardware. The Company expects to make capital expenditures of approximately $225,000 during the three months ended December 31, 1996 and approximately $4,100,000 during the year ended December 31, 1997.

Management believes, but cannot assure, that cash flows from operations and other financial alternatives, including contemplated debt and equity offerings which are necessary to complete the Pending Acquisitions and could be used to repay certain debt, will be sufficient to meet the Company's cash requirements for working capital, capital expenditures and debt service over the next twelve months.


PART II.OTHER INFORMATION

ITEM 2.CHANGES IN SECURITIES

Working capital restrictions and other limitations upon the payment of dividends

The Credit Agreement contains various covenants restricting the Company's ability to pay dividends or incur additional debt, among other conditions, and also contains financial covenants requiring the Company to maintain certain financial ratios, including, among other things, minimum net worth, working capital and earnings before interest, depreciation and amortization. The Company was not in compliance with various financial covenants contained in the Credit Agreement at June 30, 1996 and subsequently received a waiver of such non-compliance from the Lenders. The Credit Agreement was amended on October 8, 1996 to make the covenants less restrictive. At September 30, 1996 the Company was in compliance with the Loan Agreement covenants.

Recent sales of unregistered securities

On September 13, 1996, the Company issued 2,162,163 shares of Common Stock valued at $4,637,840 to Amtel, as debtor-in-possession pursuant to a Chapter 11 bankruptcy proceeding, as partial consideration for the Amtel acquisition. Said shares were issued pursuant to the exemption provided under Section 1145(a)(1) of the Bankruptcy Code. On September 16, 1996, the Company issued 166,666 shares of

Common Stock valued at $311,665 to the former shareholders of POA, as partial consideration for the POA acquisition. Said shares were issued pursuant to the exemption from registration provided under Section 4(2) of the Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 10-QSB

     (A) EXHIBITS:

        (10.1) Employment Agreement dated September 1, 1996, between PhoneTel
               Technologies, Inc. and Richard Kebert.

        (10.2) Separation Agreement dated July 29, 1996, between PhoneTel
               Technologies, Inc. and Daniel J. Moos.

        (10.3) First Amendment to Credit Agreement dated April 11, 1996, among
               PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P.

        (10.4) Sixth Amendment to Credit Agreement dated October 8, 1996, among PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P.

          (27) Financial Data Schedule


     (B) REPORTS ON FORM 8-K

               The following reports on Form 8-K were filed by the Company during the third quarter of 1996.

               FORM 8-K/A-3 AMENDING FORM 8-K/A-1 AND FORM 8-K DATED MARCH 15, 1996:

           (b) Pro Forma Financial Information:

          1. Introduction to Unaudited Pro Forma Combined Condensed Financial Information

          2. International Payphones, Inc. (a South Carolina corporation), International Payphones, Inc. (a Tennessee corporation), Paramount Communications Systems, Inc. and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Balance Sheet at December 31, 1995.

          3. World Communications, Inc. and Public Telephone Corporation, as adjusted, International Payphones, Inc. (a South Carolina corporation), International Payphones, Inc. (a Tennessee corporation), Paramount Communications Systems, Inc. and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended

               December 31, 1995.

          4. International Payphones, Inc. (a South Carolina corporation), International Payphones, Inc. (a Tennessee corporation), Paramount Communications Systems, Inc. and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Financial Information - Footnotes to Financial Information.

          FORM 8-K DATED SEPTEMBER 13, 1996:

          (a)  Financial statements of businesses acquired:

          1.   Amtel Communications, Inc. and Combined Companies
               (Debtor-in-Possession)
               Financial Statements for the Six Months
               ended June 30, 1996 and for the Year Ended December 31, 1995

          2.   Amtel Communications, Inc. and Combined Companies
               (Debtor-in-Possession)
               Combined Statement of Revenues and Direct Operating Expenses for the Three Months Ended December 31, 1994

          3.   Payphones of America, Inc. and Subsidiary
               Financial Statements for the Years Ended December 31, 1995
               and 1994

          4.   Payphones of America, Inc. and Subsidiary
               Unaudited Financial Statements:
               Consolidated Balance Sheet as of June 30, 1995 and 1996 Consolidated Income Statement for the Six Months Ended June 30, 1995 and 1996
               Consolidated Cash Flow Statement for the Six Months Ended June 30, 1995 and 1996

          (b)  Pro Forma financial information:

          1. Introduction to Unaudited Pro Forma Combined Condensed Financial Information

          2.   Amtel Communications, Inc. and Combined Companies
               (Debtor-in-Possession), Payphones of America, Inc. and Subsidiary, and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Balance Sheet at June 30, 1996

          3.   Amtel Communications, Inc. and Combined Companies
               (Debtor-in-Possession), Payphones of America, Inc. and Subsidiary, International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina company), Paramount Communications Systems, Inc., and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Statement of Operations for the Six Months Ended June 30, 1996

          4.   Amtel Communications, Inc. and Combined Companies
               (Debtor-in-Possession), Payphones of America, Inc. and Subsidiary, International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina company), Paramount Communications Systems, Inc., World Communications, Inc., Public Telephone Corporation, and PhoneTel

               Technologies, Inc. - Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended December 31, 1995

          5.   Amtel Communications, Inc. and Combined Companies
               (Debtor-in-Possession), Payphones of America, Inc. and Subsidiary, International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina company), Paramount Communications Systems, Inc., World Communications, Inc., Public Telephone Corporation, and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Financial Information Footnotes to Financial Information

          (c)  Other exhibits

          1. Asset Purchase Agreement among PhoneTel Technologies, Inc., an Ohio corporation, as Buyer, and ACI-HDT Supply Company, a California corporation, Amtel Communications Services, a California corporation, Amtel Communications Correctional Facilities, a California corporation, Amtel Communication, Inc., a California corporation, Amtel Communications, Inc., a California corporation, Amtel Communications Payphones, Inc., a California corporation, as Seller, dated June 26, 1996, and all amendments thereto

          2. Amended and Restated Share Purchase Agreement among PhoneTel III, Inc., Payphones of America, Inc. and All of the Shareholders of Payphones of America, Inc., dated August 1, 1996, and all amendments thereto

          3. Second Amendment to Credit Agreement dated June __, 1996, among PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P.

          4. Third Amendment to Credit Agreement dated August 1, 1996, among PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P.

          5. Fourth Amendment to Credit Agreement dated September 13, 1996, among PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P.

          6. Fifth Amendment to Credit Agreement dated September 13, 1996, among PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PHONETEL TECHNOLOGIES, INC.


November 14, 1996                           By: /s/ Peter G. Graf
                                               -----------------------
                                            Peter G. Graf
                                            Chairman of the Board and
                                            Chief Executive Officer


November 14, 1996                           By: /s/ Richard   Kebert
                                               -----------------------
                                            Richard Kebert
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Financial Officer and
                                            Accounting Officer)