Form 10KSB40
period 1996-12-31
PHONETEL TECHNOLOGIES INC
filed 1997-03-19
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                             -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          OHIO                                            34-1462198
 -------------------------------            ------------------------------------
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO,)
 INCORPORATION OR ORGANIZATION)

1127 EUCLID AVENUE, SUITE 650, STATLER OFFICE TOWER          44115-1601
---------------------------------------------------        ---------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (216) 241-2555
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                     NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                            ON WHICH REGISTERED
      -------------------                            -------------------
  COMMON STOCK, PAR VALUE $0.01                     AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
         COMMON STOCK, $0.01 PAR  VALUE
         ------------------------------
                (TITLE OF CLASS)

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR PAST YES   X    NO
                                                -----    -----

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ X ]

Revenues for the year ended December 31, 1996 $44,804,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997 was $47,269,000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 18, 1997 was 15,971,203.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              -----   -----

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for use at the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

         PhoneTel Technologies, Inc. (the "Company") was incorporated under the laws of the State of Ohio on December 24, 1984. The Company operates in the telecommunications industry which encompasses the installation and operation, in and on property owned by others, of public pay telephones on a revenue sharing basis, and the sale of operator assisted long distance services. The Company's executive offices are located at 1127 Euclid Avenue, Suite 650, Cleveland, Ohio 44115-1601 and its telephone number is (216) 241-2555.

         The Company owns, operates, services and maintains a system of public pay telephones. The Company derives substantially all of its revenues from coin and non-coin calls placed from its public pay telephones. The Company enters into contracts with location providers to operate public pay telephones at locations where significant demand exists for public pay telephone services, such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals.

         The Company has grown its revenue base from 2,350 installed public pay telephones at December 31, 1993 to 25,029 installed public pay telephones at December 31, 1996, and to 41,313 installed public pay telephones at March 7, 1997. This growth was principally achieved through acquisitions and to a lesser extent through new phone installations resulting from the Company's internal sales and marketing efforts.

         The Company's objective is to grow through additional acquisitions and internally, thereby achieving economies of scale while implementing cost savings. Company management believes that there is a significant opportunity to consolidate the highly fragmented independent segment of the public pay telephone industry. Selective acquisitions enable the Company to expand its geographic presence and further its strategy of clustering its public pay telephones more rapidly than with new installations. When acquisitions are integrated, the Company typically can operate the public pay telephones at a lower cost than the seller. Accordingly, the Company maintains an active acquisition program to acquire public pay telephones that are in, or contiguous to, its existing markets or that can form the basis of a new cluster.

         The Company actively seeks to install new public pay telephones and has enhanced its internal sales and marketing efforts to obtain additional contracts to own and operate public pay telephones with new and existing national, regional and local accounts. In evaluating locations for the installation of public pay telephones, the Company conducts a site survey to examine various factors, including population density, traffic patterns, historical usage information and other geographic factors. The installation of public pay telephones is generally less expensive than acquiring public pay telephones. As part of its strategy to continue to reduce operating costs, the Company outsources its long distance and operator services to a number of subcontractors that are Operator Service Providers ("OSPs"), principally Intellicall Operator Services, Inc (together with Intellicall, Inc. "Intellicall").

         The Company's public pay telephones are "smart" telephones and are operated by means of advanced microprocessor technology that enables the telephones to perform substantially all of the necessary coin-driven and certain non coin-driven functions independent of the Company's central office. Unlike "dumb" telephones used by most Bell Operating Companies ("BOCs") and other Local Exchange Carriers ("LECs"), smart telephones, in concert with the Company's management information systems, enable the Company to continuously determine each telephone's operability and need for service as well as its readiness for collection of coin revenues. Rate changes and other software-dependent functions can be performed from the central office without dispatching service technicians to individual public pay telephones of the Company.

         The Company employs both advanced telecommunications technology and trained field technicians as part of its commitment to provide superior customer service. The technology used by the Company enables it to maintain accurate records of telephone activity which can be verified by customers, as well as respond quickly to equipment malfunctions. The Company's standard of performance is to repair malfunctions within 24 hours of their occurrence.

         The Company seeks to promote and achieve recognition of its products and services by posting on all of its public pay telephones the "PhoneTel" label and through advertisements in trade magazines. The Company believes that achieving market recognition will facilitate its expansion strategy by enhancing its ability to obtain additional accounts and encouraging the use of its public pay telephones in locations where consumers have multiple pay telephone options.

     INDUSTRY OVERVIEW

         Public pay telephones are primarily owned and operated by BOCs and other LECs and independent public pay telephone companies. Of the approximately
2.5 million public pay telephones operated in the United States in 1995, Multimedia Telecommunications Association estimates that approximately 87% are operated by BOCs and other LECs and approximately 13% are operated by independent public pay telephone companies. Within the United States, Multimedia Telecommunications Association estimates that there were approximately 342,000 public pay telephones owned by independent public pay telephone companies in 1995. Today's telecommunications marketplace was principally shaped by the 1984 court-directed divestiture of the BOCs by AT&T. The AT&T divestiture and the many regulatory changes adopted by the FCC and state regulatory authorities in response to the AT&T divestiture, including the authorization of the connection of competitive or independently-owned public pay telephones to the public switched network, have resulted in the creation of new business segments in the telecommunications industry. Prior to these developments, only BOCs or other LECs owned and operated public pay telephones.

         As part of the AT&T monopoly break-up, the United States was divided into geographic areas known as Local Access Transport Areas ("LATAs"). BOCs and other LECs provide telephone service that both originates and terminates within the same LATA ("intraLATA") pursuant to tariffs filed with and approved by state regulatory authorities. Until recently, BOCs were prohibited from offering or deriving revenues or income from telecommunications services between LATAs ("interLATA"). Long distance companies, such as AT&T, MCI and Sprint, provide interLATA services and, in some circumstances, may also provide long distance service within LATAs. An interLATA long distance telephone call generally begins with an originating LEC transmitting the call from the originating telephone to a point of connection with a long distance carrier. The long distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long distance network to the LEC servicing the local area in which the recipient of the call is located. This terminating LEC then delivers the call to the recipient.

         Under the February 8, 1996 enactment of the Telecommunications Act, the BOCs may provide interLATA telecommunications services and may compete for the provision of interLATA toll calls, upon receipt of all necessary regulatory approvals and the satisfaction of applicable conditions. The Telecommunications Act permits the BOCs to provide virtually all "out of region" long distance telecommunications services immediately upon the receipt of any state and/or federal regulatory approvals otherwise applicable to long distance service. For the BOCs and other LECs to provide interLATA toll service within the same states in which they also provide local exchange service ("in-region service"), prior FCC approval must be obtained. The timing of such approval is unclear and may depend on the outcome of litigation related to recent regulations promulgated by the FCC relating to the duties of BOCs and other incumbent LECs under Section 251 of the Telecommunications Act. This FCC approval to provide "in-region" service is conditioned upon, among other things, a showing by a BOC or other LEC that, with certain limited exceptions, facilities-based local telephone competition is present in its market, and that it has satisfied the 14-point "competitive checklist" established by the Telecommunications Act which includes, among other things, that the BOC or other LEC has entered into at least one interconnection agreement. In addition, the Telecommunications Act is designed to facilitate the entry of any entity (including cable television companies and utilities) into both the competitive local exchange and long distance telecommunications markets. As a result of the Telecommunications Act, long distance companies (such as AT&T and MCI), cable television companies, utilities and other new competitors will be able to provide local exchange service in competition with the incumbent BOC or other LEC. This should ultimately increase the number and variety of carriers that provide local access line service to independent public pay telephone providers such as the Company.

         Prior to 1987, coin calls were the sole source of revenues for independent public pay telephone operators. Long distance calling card and collect calls from these public pay telephones were handled exclusively by AT&T.

Beginning in 1987, a competitive operator service system developed which allowed OSPs, including long distance companies such as MCI and Sprint, to handle non-coin calls and to offer independent public pay telephone companies commissions for directing operator assisted or calling card calls to them.

         Generally, public pay telephone revenues may be generated through: (i) coin calls; (ii) operator service calls ("0+" i.e., credit card, collect and third number billing calls, and "0-", i.e. calls transferred by the LECs to the OSPs requested by the caller); and (iii) access code calls using carrier access numbers (e.g., "10XXX" codes, "1-800" or "950"). Section 276 of the Telecommunication Act and the FCC's implementing regulations (both of which were recently enacted) will permit independent public pay telephone providers to generate additional revenues from all of these three categories, each of which consists of local, intraLATA toll, intrastate interLATA, interstate interLATA and international call components.

     ACQUISITIONS

         The following table summarizes the Company's acquisitions:

                                                                Number of
                                               Date of        Installed Public        Primary
Company Acquired                             Acquisition       Pay Telephones      Areas Served
----------------                             -----------       --------------      ------------
Miscellaneous Acquisitions in 1997          February 1997             300          Texas; Oklahoma; North Carolina
                                            January 1997              391

Texas Coinphone                             January 14, 1997        1,250          Texas
("Texas Coinphone")

Cherokee Communications, Inc.               January 1, 1997        13,949          Texas; New Mexico; Colorado;
("Cherokee")                                                                         Utah; Montana

Amtel Communications Services               September 13, 1996      6,872          California; Washington;
("Amtel")                                                                            Oregon; Colorado

Payphones of America, Inc.                  August 1, 1996          3,115          Missouri; Illinois;
("POA")                                                                              Virginia; Florida

International Pay Phones                    March 15, 1996          2,101          North Carolina;
("IPP")                                                                              South Carolina; Tennessee

Paramount Communications Systems, Inc.      March 15, 1996          2,528          Florida
("Paramount")

Public Telephone Corporation                October 16, 1995        1,200          Illinois; Michigan
("Public")

World Communications, Inc.                  September 22, 1995      3,237          Missouri; Illinois; Florida
("World")

Alpha Pay Phones - IV L.P.                  March 25, 1994          2,155          Texas
("Alpha")                                                         -------


Total installed public pay telephones acquired                     37,098
                                                                  =======

Total installed public pay telephones at March 7, 1997             41,313
                                                                  =======

     PENDING ACQUISITIONS

     Communications Central, Inc.                                  26,000
     ("CCI")                                                      =======


         On March 14, 1997, the Company signed a definitive merger agreement with CCI pursuant to which the Company will acquire 6,054,556 shares of CCI's issued and outstanding common stock and 1,137,282 outstanding options and warrants for $12.85 per share in cash. The transaction, including debt to be assumed or refinanced and excluding related fees, is valued at approximately $165,000. The tender offer is conditioned upon, among other things, 75% of the outstanding CCI shares, on a fully diluted basis, having been tendered and the receipt by the Company of financing sufficient to enable it to consummate the transaction. CCI operates a network of approximately 26,000 installed public pay telephones and inmate telephones. Pursuant to the merger agreement, the Company deposited $5,000 into escrow.

     PRODUCTS AND SERVICES

         The Company's primary business is to obtain contracts, either through acquisitions or internal growth from location providers, and install and operate public pay telephones on a revenue sharing basis. The Company installs public pay telephones in properties owned or controlled by others where significant demand exists for public pay telephone services, such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals, at no cost to the location provider. The Company then services and collects money from these public pay telephones and pays the location provider a share of the public pay telephone's revenues.

         The term of a location agreement generally ranges from three to ten years and provides for the automatic renewal ("evergreen") of the contract for the same period as the original term of the contract if it is not cancelled by the location provider under the terms of the agreement. The Company can generally terminate a location agreement on 30-days' prior notice to the location provider if the public pay telephone does not generate sufficient total revenues for two consecutive months. Under certain of the Company's location agreements, the failure of the Company to remedy a default within a specified period after notice may give the location provider the right to terminate such location agreement. The duration of the contract and the commission arrangement depends on the location, number of telephones and revenue potential of the account.

         Substantially all of the Company's public pay telephones accept coins as well as other forms of payment for local or long-distance calls. The Company's public pay telephones generate coin revenues primarily from local calls. State regulatory authorities typically set the maximum rate for local coin calls that may be charged by BOCs and other LECs and independent public pay telephone companies, although this will change as states follow the FCC's mandate and deregulate the price of a local coin call. See "--Governmental Regulations." The Company generally charges the same rate as the BOCs and the other LECs for local calls in substantially all of the territories in which the Company's public pay telephones are located. In most territories that charge is $0.25, although in some jurisdictions the charge is less than $0.25 per local call and in a limited number of other jurisdictions, which have already deregulated local calls, the charge is $0.35. Whereas local coin calls have traditionally been provided for an unlimited call duration, some jurisdictions in which the Company's public pay telephones are located have begun to allow call timing, which requires the deposit of an additional amount after a specified period. The Company pays monthly line and usage charges to LECs for all of its installed public pay telephones. These charges cover basic telephone service as well as the transport of local coin calls.

         The Company outsources its long distance and operator service operations to a number of OSPs, including Intellicall, which is the Company's primary provider of such services, AT&T, BellSouth, Opticom and Conquest. The Company receives commissions from these services based on the volume of calls made as well as on the amount of revenues generated per call. In certain regions the Company may also install a microprocessor-based automated operator system for select pay telephones that allows the telephones to collect and store billing information and forward calls to the called party, i.e. "store and forward" calls. The Company also receives additional revenues from long distance carriers for dial-around calls made from its public pay telephones whereby the consumer gains access to an OSP or a long distance company other than one designated by the Company. In May 1992, the FCC ruled that independent public pay telephone providers are entitled to dial-around compensation on an interim basis at a fixed rate of $6.00 per telephone per month for interstate dial-around calls. Similarly state regulatory authorities, including Illinois, Florida, Georgia and South Carolina, have implemented intrastate dial-around compensation programs for independent public pay telephones. Other states are currently considering intrastate dial-around compensation programs for independent public pay telephones. The recently enacted Section 276 of the Telecommunications Act requires the FCC to establish a per-call compensation plan to ensure that public pay telephone service providers are fairly compensated for all calls made from their telephones commencing November 6, 1996. In an order released on September 20, 1996, the FCC implemented new regulations that replace the current $6.00 flat fee per telephone per month with an interim $45.85 flat fee per telephone per month from November 6, 1996 to October 1997. In October 1997, the flat fee will be replaced by a per-call compensation mechanism. See "--Governmental Regulations." Management believes that both the interim plan and the per-call compensation plan will generate significant additional revenues for the Company, net of related expenses and processing fees, commencing November 6, 1996. A number of parties have filed petitions for judicial review of these regulations in federal courts of appeals. To date, the regulations remain in effect. There can be no assurance that the rules, regulations and policies adopted by the FCC on its own or after judicial review will not have a material adverse affect on the Company's business, results of operations or financial condition.

     TELEPHONE EQUIPMENT SUPPLIERS

         The Company purchases its pay telephones from two of the three largest independent manufacturers of public pay telephones, Intellicall and Protel, Inc. The Company has also acquired telephones manufactured by the third of the three largest manufacturers of public pay telephones, Elcotel, Inc. Although all three manufacturers use similar technology, the Company seeks to purchase primarily a single brand of telephone within a geographic area. This maximizes the efficiency of the Company's field technicians and makes it easier to stock appropriate spare parts. It is the Company's policy to place the PhoneTel name on telephones that it acquires or installs.

     SALES AND MARKETING

         The Company utilizes its internal sales force and independent sales representatives to market its products and services. The internal sales force receives salaries plus incentive compensation for each public pay telephone installed and the sales representatives are paid on a commission-only basis for each public pay telephone installed. In addition, the Company pays its technicians a finders fee for certain phones installed. The Company also markets its products and services through advertising in trade publications, booths at trade shows and referrals from existing accounts.

     The Company directs a major portion of its marketing efforts for public pay telephones to multi-station accounts, such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals. These multi-station accounts have the advantages of greater efficiency in collection and maintenance. The Company also solicits single station accounts, where there is a demonstrated high demand for public pay telephone service. In evaluating locations for the installation of public pay telephones, the Company generally conducts a site survey to examine various factors, including population density, traffic patterns, historical usage information and other geographical factors. The Company generally will not install a public pay telephone unless management believes, based on the site survey, that the site will generate a minimum level of revenues.

     CUSTOMERS

         The Company's public pay telephone operations are diversified on both a geographical and customer account basis. Currently, the Company owns and operates public pay telephones in 42 states, the District of Columbia and Mexico (approximately 96% of which public pay telephones are located in 21 states) through agreements with both multi-station customers such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals, as well as with single station customers.

         The Company owns and operates the public pay telephones for certain properties owned by Simon DeBartolo Group, Inc. ("DeBartolo"). The Company derived approximately 18%, 15% and 5% of its total revenue for the years ended December 31, 1994, 1995 and 1996, respectively, from the operation of these public pay telephones. As the Company expands its installed public pay telephone base through additional acquisitions, it expects that the percentage of total revenues derived from DeBartolo will continue to decline. Other than DeBartolo, no single customer generated 5% or more of the Company's total revenue for the years ended December 31, 1994, 1995 or 1996.

     GOVERNMENT REGULATIONS

         The operations of the public pay telephone industry are regulated primarily by the public service or utility commission of the various states and by the FCC. In particular, the Company must obtain approvals to operate public pay telephones from the public utility commissions of most states in which the Company operates. In addition, from time to time, legislation is enacted by Congress or the various state legislatures that affects the telecommunications industry generally and the public pay telephone industry specifically. Court decisions interpreting laws applicable to the telecommunications industry may also have a significant effect on the public pay telephone industry.

         State. Since the AT&T break-up, state regulatory authorities have primarily been responsible for regulating intrastate public pay telephone services. Public utility commissions in most states have established rules and regulations that govern the provision of public pay telephone services, including certification or registration, notice to end users of the identity of the service provider in the form of postings or verbal announcements, requirements for rate quotes upon request, call routing restrictions, and maximum price limitations. While not necessarily uniform, these rules and regulations generally establish minimum technical and operational characteristics to assure that public interest considerations are met. To date, each state has had the right to regulate pricing and other aspects of the operations of independently-owned public pay telephones and all intrastate telephone service. In some jurisdictions, in order for the Company to operate its public pay telephones, it is necessary to become certified and have tariffs filed. The procedure and length of time for the process varies from state to state. Until recently, in many states only local telephone companies were permitted to process local and/or intraLATA operator assisted calls. The Company has obtained the requisite regulatory approvals to provide public pay telephone service in all states in which it provides such services and complies with applicable state regulations governing such services.

         The recently enacted Section 276 of the Telecommunications Act gives the FCC authority to adopt rules affecting intrastate telephone services and to preempt state rules and regulations inconsistent with those adopted by the FCC. As discussed in more detail below, the FCC adopted rules on September 20, 1996 that preempt certain existing state regulations and limit the scope of future state regulation of pricing and other aspects of public pay telephone operation. In particular, states are required to: (a) deregulate the price of a local phone call; (b)eliminate all intrastate subsidies for BOC and LEC pay phone services;
(c) enact rules governing the provision of "public interest pay phones;" and (d) conduct a thorough review of all existing state pay phone rules to ensure that those rules do not conflict with the intent of Section 276 and the FCC implementing rules.

         Federal. Until recently, the FCC has not actively regulated the provision of intrastate public pay telephone services by independent public pay telephone companies. However, the Company believes that the recent enactment of
Section 276 of the Telecommunications Act will have a significant impact on the FCC's role in governing and regulating the provision of intrastate public pay telephone services. In addition, the FCC actively regulates the interstate and foreign telecommunications market, which affects the Company's operations in numerous ways.

         Until the enactment of Section 276, the FCC had regulated public pay telephones primarily in the context of its regulation of OSPs, and in particular, through its implementation of the Telephone Operator Consumer Services Improvement Act (the "Operator Services Act"). The Operator Services Act was enacted in October 1990 and established various requirements for companies that provide operator services and call aggregators (which send calls to these OSPs). The requirements of the Operators Services Act include call branding, information posting, rate quoting and the filing of informational tariffs. The Company must comply or ensure compliance with certain billing and consumer information requirements. For example, the Company is not permitted to or to allow its OSP to bill consumers for unanswered calls, bill for calls that do not reflect the location or the origination of the call, or bill the call from any location other than from where the call is made, unless the consumer's consent is explicitly obtained. Furthermore, the Company and its OSP must identify the OSP presubscribed to the public pay telephone to end users in the form of postings at or near the telephone or verbal announcements in accordance with the FCC's requirements. The Company also must allow consumers to access the interexchange carrier of their choice by entering a specific code number, i.e., a "10XXX," "800" or a "950" number. The Company believes that it complies with the provisions of the Operator Services Act as a call aggregator (i.e., one who makes telephones available to the public for long distance calls using an OSP). The Operator Services Act also requires the FCC to take action to limit the exposure of public pay telephone companies to undue risk of fraud.

         The Operator Services Act also directed the FCC to consider the need to prescribe compensation to owners of independent public pay telephones for dial-around access to a long distance company other than the one selected by the independent public pay telephone company. In May 1992, the FCC ruled that independent public pay telephone companies are entitled to compensation for these calls. Due to the complexity of establishing an accounting system for determining compensation for these calls, the FCC temporarily set compensation at $6.00 per public pay telephone per month, to be allocated among long distance companies earning annual toll revenues for interstate calls in excess of $100 million per year in accordance with their market share. Similarly, state regulatory authorities, including, for example, Illinois, Florida, Georgia and South Carolina, implemented intrastate dial-around compensation programs for independent public pay telephone providers and other states are considering such programs. In 1995, Section 276 of the Telecommunications Act was enacted, which required the FCC to establish a per-call compensation plan to ensure that all public pay telephone service providers are fairly compensated for all calls, both intrastate and interstate.

         In 1992, the FCC initiated a rulemaking in which it proposed to implement the "billed party preference" system ("BPP") for 0+ interLATA traffic from public pay telephones and other aggregator locations such as hotels and motels. Under BPP, operator-assisted long distance traffic would be carried automatically by the OSP preselected by the party being billed for the call. Under the current presubscription system, unless an access code is dialed, 0 + calls from public pay telephones are routed to the OSP presubscribed to the public pay telephones. Under BPP as proposed, 0 + calls would be completed by an OSP with no relationship to the public pay telephone provider, and thus would eliminate commissions paid by the presubscribed OSP to the public pay telephone provider on 0 + calls.

         In June 1996, the FCC issued a Second Further Notice of Proposed Rulemaking in CC Docket No. 92-77 in which it tentatively concluded that the costs of BPP outweigh the benefits, and proposed to not implement BPP. Instead, the FCC proposed to (i) establish benchmarks for OSP rates based upon a composite of the rates charged by the three largest interexchange carriers (AT&T, MCI, and Sprint), which composite is intended to reflect rates in line with what consumers expect to pay, and (ii) require OSP's that charge rates and/or fees imposed by location providers whose total is greater than a given percentage above the benchmarks, to disclose the applicable charges for the call to consumers orally before connecting a call. Alternatively, the FCC proposed to require all OSP's to disclose their rates on all operator assisted calls. The effect of the rules, if any, ultimately adopted by the FCC, on the Company's business, results of operations or financial condition cannot be determined at this time.

         In September 1996, the FCC adopted rules which implement the public pay telephone provisions of Section 276 of the Telecommunications Act. Key elements of the rulemaking include:

         (a) Compensation. Currently independent public pay telephone providers are not compensated on a per-call basis for toll-free calls, such as "800" calls and debit card calls, both domestic and international. The new FCC rules establish a three-phase compensation plan to ensure that public pay telephone providers are fairly compensated for all calls originating from public pay telephones, with the exception of emergency calls and telecommunications relay service calls for hearing-disabled individuals. For the period from November 6, 1996 through October 6, 1997, the $6.00 flat fee per telephone per month will be replaced by an interim $45.85 flat fee per telephone per month (which was established by the FCC by multiplying $0.35 per call by the estimated industry average of 131 access code calls and "800" calls per pay telephone per month). In October 1997, the flat fee will be replaced by a per-call compensation mechanism. From October 1997 to October 1998, the per-call payment shall be $0.35; thereafter, the per-call rate shall be equal to the local coin call rate for each location, which rate will be determined by the marketplace, not by regulation. Obtaining fair compensation for these dial-around calls is particularly important since the use of access codes to reach a preferred long distance carrier has recently gained significant exposure and customer acceptance, because of marketing campaigns of the larger interexchange carriers, such as AT&T's "1-800-CALLATT" and MCI's "1-800-COLLECT." BOCs are not permitted to receive compensation for dial-around calls until they have complied with the Computer III non-structural safeguards and have ceased subsidizing their public pay telephone operations (see below).

         The Section 276 requirement that public pay telephone operators receive fair compensation for all public pay telephone calls also applies to local coin drop calls. To implement the requirement, the new FCC rules mandate a two phase transition to market-based rates for local coin drop calls. During the first year-long phase, states may continue to set the local coin rate in the same manner as they currently do, but they are also free to adopt market-based rates at any time during this one-year period. In addition, states are required during this period to review and remove, if necessary, those state regulations, such as entry and exit restrictions, that affect public pay telephone competition and are inconsistent with the Telecommunications Act and the new FCC rules. In the second phase, which will begin in October 1997, the market will be allowed to set the rate for local coin calls in each state, unless the state can demonstrate to the satisfaction of the FCC that there are market failures within the state that would not allow market-based rates.

         (b) BOC subsidization. BOCs and other LECs have traditionally included a public pay telephone cost element in determining the access charges imposed upon carriers to terminate long distance calls. Section 276 and the new FCC rules require LECs to eliminate these and other subsidies, to reduce their interstate access charges, to operate their public pay telephones as detariffed customer premises equipment and to provide independent public pay telephone providers all functionalities used by the LEC in its own delivery of public pay telephone service. In contrast to the past, when the LEC imposed a subscriber line charge on public pay telephone providers but not on its own public pay telephones, the FCC now requires that any subscriber line charge and tariffed network services charges apply equally to both LEC and independent public pay telephones.

         (c) Non-structural safeguards. The FCC adopted certain non-structural safeguards in its Computer III inquiry which were designed to prevent BOCs from using their incumbent market power in an anti-competitive manner. These safeguards generally allow the BOCs to provide certain services on an integrated basis (i.e., directly rather than through a separate subsidiary) provided that BOCs (i) allow nondiscriminatory access to their network features and functionalities; (ii) restrict use of customer proprietary network information; (iii) subscribe to certain network information disclosure rules; (iv) do not discriminate in the provision, installation, and maintenance of services and reporting and (v) adopt certain cost accounting safeguards. In its rulemaking, the FCC applied these safeguards to the provision of public pay telephone services by the BOCs, and found that further non-structural safeguards were unnecessary. The FCC also decided to reclassify BOC public pay telephone service as a "nonregulated activity" so that costs from public pay telephone activities would be separated from regulated non-public pay telephone accounts. Consistent with this approach, in a rulemaking initiated in July 1996 to implement certain accounting safeguards under the Telecommunications Act, the FCC proposed to apply accounting safeguards identical to those adopted in Computer III to prevent the subsidization of BOC public pay telephone services by non-public pay telephone revenues.

         (d) InterLATA presubscription. In the past BOCs were not permitted to compete in the interLATA marketplace. Section 276 permits BOCs to negotiate with location providers and select interLATA long distance service providers for their public pay telephones, unless the FCC determines that it is not in the public's interest. In its rulemaking, the FCC concluded that a BOC should be permitted to negotiate for the right to select the interLATA carrier serving its public pay telephones, but not until its plan to comply with the Computer III non-structural safeguards has been approved by the FCC.

         (e) IntraLATA presubscription. Until recently, in almost every state only the LEC has been able to be "presubscribed" to a telephone for local and intraLATA toll calls, including at a public pay telephone. "Presubscription" refers to an arrangement whereby a call is automatically connected to a pre-selected carrier, unless another carrier's access code is dialed. According to the FCC, intraLATA presubscription has been ordered to become available in eighteen states. Section 276 provides that all public pay telephone service providers have the right to "negotiate with the location provider on the location provider's selecting and contracting with, and subject to the terms of any agreement with the location provider, to select and contract with, the carriers that carry intraLATA calls from their payphones." The FCC's new rules give all public pay telephone service providers (including BOCs and independent providers such as the Company) the right to negotiate with location providers concerning the intraLATA carrier.

         (f) Public interest public pay telephones. Section 276 requires the FCC to ensure that public pay telephones provided in the interest of public health, safety, and welfare are maintained and supported equitably. The new FCC rules adopt a narrow definition of "public interest payphone," and leave to the discretion of the states how to fund their respective public interest public pay telephone programs, so long as the funding mechanism
     (i) "fairly and equitably" distributes the costs of such program, and (ii) does not involve the use of subsidies prohibited by Section 276(b)(1)(B) of the Telecommunications Act. Each state's funding review must be completed by October 1998.

         The Company believes that Section 276 and the implementing regulations adopted by the FCC will likely have an overall positive effect on the public pay telephone industry in general and the Company in particular. A number of parties have filed petitions for judicial review of these regulations in federal courts of appeals. To date, the regulations remain in effect. The final rules adopted by the FCC and Section 276 have not yet been interpreted by the courts, and there can be no assurance regarding the effect that the rules and policies ultimately adopted thereunder will have on the Company.

     SERVICEMARK

         The Company uses the servicemark "PhoneTel" on its telephones, letterhead and in various other manners. On November 22, 1988, the United States Patent and Trademark Office granted the Company a Certificate of Registration for the servicemark "PhoneTel" for providing telecommunications services for a period of twenty years.

     COMPETITION

         The public pay telephone industry is, and can be expected to remain, highly competitive. While the Company's principal competition comes from BOCs and other LECs, the Company also competes with other independent providers of public pay telephone services, major OSPs and interexchange carriers. In addition, the Company competes with providers of cellular communications services and personal communications services (wireless), which provide an alternative to the use of public pay telephones. Furthermore, pursuant to the recently enacted Section 276 of the Telecommunications Act and the FCC's implementing regulations, BOCs are permitted to negotiate with location providers and select interLATA long distance service providers for their public pay telephones. See "--Governmental Regulations." This will enable BOCs to generate revenues from a new service, as well as to compete with independent public pay telephone providers for locations to install their public pay telephones by offering location providers higher commissions for long distance calls than those currently offered by independent public pay telephone providers.

         Some of the other public pay telephone companies have pursued an acquisition strategy similar to the Company's and frequently compete with the Company for the most favorable public pay telephone contracts and sites. Although the Company is one of the largest independent public pay telephone service providers, most BOCs and other LECs and interexchange carriers have, and some independent public pay telephone companies with which the Company competes may have, substantially greater financial, marketing and other resources than the Company. In addition, in response to competition from public pay telephone companies, many BOCs and other LECs have increased their compensation arrangement with location providers by offering higher commissions.

         The Company believes the principal competitive factors in the public pay telephone industry are (i) commission payments to location providers, (ii) the ability to serve accounts with locations in several LATAs or states and
(iii) the quality of service provided to location owners and public pay telephone users. The Company believes that it is well-positioned to compete effectively in the public pay telephone industry.

     EMPLOYEES

         The Company had 449 employees on February 28, 1997. The Company considers its relations with its employees to be satisfactory. None of the employees of the Company are a party to agreements with any unions.

ITEM 2.  PROPERTIES

     The Company's principal office is located at 1127 Euclid Avenue, Suite 650, Cleveland, Ohio, where the Company leases approximately 15,200 square feet of space at a monthly rental of $13,933. The lease is scheduled to terminate in December 1997. The monthly rent increased to $15,200 in 1997. The lease also provides the Company five, one year renewal options. The Company maintains 40 regional service facilities, some of which are located in the homes of the technicians. The Company considers its facilities adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of the Company's shareholders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PRICE RANGE OF COMMON STOCK

         Effective November 14, 1996, the Company's Common Stock, $0.01 par value ("Common Stock"), was listed on the American Stock Exchange ("AMEX") under the symbol "PHN". The Common Stock was formerly quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "PNTL". The following table sets forth on a per share basis, for the periods indicated, the high and low sales prices of the Common Stock as reported by Nasdaq or the AMEX, as applicable. The high and low bid sales prices have been adjusted to reflect the one for six reverse stock split which became effective on December 26, 1995.


                                                                Price Range
                                                              High       Low
                                                              ----       ---
1994:
First Quarter.........................................       $20 1/4   $14 1/4
Second Quarter........................................        15 3/4     8 5/8
Third Quarter.........................................         9 3/8     6
Fourth Quarter........................................        11 1/4     6 3/4

1995:
First Quarter.........................................         7 1/8     4 7/8
Second Quarter........................................         8 1/4     4 7/8
Third Quarter.........................................         8 1/4     5 7/16
Fourth Quarter........................................         8 5/8     5 1/4

1996:
First Quarter.........................................         7 7/8     5
Second Quarter........................................         6 1/2     2 3/4
Third Quarter.........................................         5         2
Fourth Quarter........................................         5         2 1/4

1997:
On March 17, 1997.....................................         3 5/8     3 3/8

As of February 28, 1997, there were 400 shareholders of record.

     DIVIDEND POLICY ON COMMON STOCK

         The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. The payment of dividends by the Company is restricted by the notes issued pursuant to the Company Debt Offering (as defined herein) completed on December 18, 1996. In addition, the Company cannot pay any dividends on its Common Stock unless dividends are paid to the holders of the Series A Preferred (as defined herein) in an amount equal to that which such holders would have been entitled to receive if such holders had converted their shares of Series A Preferred (as defined herein) into Common Stock prior to the record date used by the Board of Directors for determining the holders of Common Stock entitled to receive such dividends. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company. The timing, amount and form of dividends (other than with respect to the holders of the 14% Preferred (as defined herein) which are only entitled to receive dividends payable in kind), if any, will depend, among other things, on the Company's financial condition, capital requirements, cash flow, profitability, plans for expansion, business outlook and other factors deemed relevant by the Board of Directors of the Company.

     SALES AND ISSUANCES OF COMMON STOCK

         Sales and issuances of the Company's Common Stock during 1994, 1995 and 1996 was as follows:

                                                                                 Number of      Average
                                                                                   Common      Price Per
                                                                                   Shares        Share
                                                                                 ----------    --------

        1994:     Exercise of warrants and options                                   87,931     $ 6.29
                  Private sales                                                     136,111      10.84
                  Issued for services                                                 8,389       9.12
                  Issued for financing costs                                          5,278      18.89
                                                                                 ----------
        Total issuances of Common Stock in 1994                                     237,709
                                                                                 ==========

        1995:     Private sales to officers and directors                           286,643       4.77
                  Private sales to creditors of the Company                         133,332       4.50
                  Private sales to affiliates of the Company                         38,888       4.63
                  Issued in connection with acquisitions                            731,189       6.74
                  Issued to third parties for services                               69,895       6.01
                  Issued to directors for services                                   21,488       5.09
                  Issued to directors upon conversion of debt and interest           26,065       4.51
                  Issued to third party creditors upon conversion of debt
                    and accrued interest                                              4,166       4.80
                  Exercise of stock options                                           8,333       4.20
                  Other issuances                                                    13,193       5.20
                                                                                 ----------
        Total issuances of Common Stock in 1995                                   1,333,192
                                                                                 ==========

        1996:     Issued in connection with acquisitions                          2,860,608       2.81
                  Exercise of Nominal Value Warrants                              1,035,137       0.01
                  Conversion of 10% Non-voting Preferred                            884,214       6.00
                  Company Equity Offering                                         6,750,000       2.71
                  Issued to an executive upon conversion of
                    debt and accrued interest                                        99,119       2.50
                  Other issuances                                                     4,400       4.69
                                                                                 ----------
        Total issuances of Common Stock in 1996                                  11,633,478
                                                                                 ==========

     PREFERRED STOCK

        On February 23, 1996, the Company created three new classes of preferred stock: (i) Series A Special Convertible Preferred Stock, $0.20 par value, $0.20 Stated Value, 250,000 authorized shares, with each share immediately convertible into 20 shares of Common Stock, and non-voting, ("Series A Preferred"); (ii) Series B Special Convertible Preferred Stock, $0.20 par value, $120 Stated Value, 250,000 authorized shares, with each share immediately convertible into 20 shares of Common Stock, and non-voting ("Series B Preferred"); and (iii) 14% Convertible Cumulative Redeemable Preferred Stock, without par value, $60 Stated Value, non-voting, 200,000 authorized shares, and with each share immediately convertible into 10 shares of Common Stock ("14% Preferred"). Each share of the 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred.

        The Company's 10% Cumulative Non-Voting Redeemable Preferred Stock ("10% Non-Voting Preferred") was issued in connection with the acquisition of World. On June 27, 1996, the shareholders of the Company approved conversion rights to the 10% Non-voting preferred. On June 28, 1996, the Company converted the outstanding shares of 10% Non-voting Preferred into 884,214 shares of Common Stock. No dividends were ever declared on the 10% Non-voting Preferred.

     The Company's 10% Cumulative Redeemable Preferred Stock ("10% Cumulative Preferred") was issued to a significant customer in 1992. No dividends were paid on the 10% Cumulative Preferred in 1994 or 1995 and all outstanding shares of the 10% Cumulative Preferred were redeemed on March 15, 1996.

     All outstanding shares of the Company's 8% Cumulative Redeemable Preferred Stock ("8% Preferred") were redeemed on March 15, 1996. Dividends paid on the 8% Preferred were $30,000 and $36,000 in 1994 and 1995, respectively, and are reflected in the accumulated deficit.

     All outstanding shares of the Company's 7% Cumulative Convertible Redeemable Preferred Stock ("7% Preferred") were redeemed on March 15, 1996. Dividends paid on the 7% Preferred were $21,875 and $4,375 in 1994 and 1995, respectively, and are reflected in the accumulated deficit.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

        The Company derives substantially all of its revenues from coin calls and non-coin calls placed from its public pay telephones. Coin revenue is generated from local and direct-dial long-distance calls that are placed from the Company's public pay telephones. Non-coin revenue is generated from calling card, credit card, collect and third party billed calls. Typically, each public pay telephone has a presubscribed (dedicated) provider of long distance and operator services. The Company receives revenues for non-coin calls placed from its public pay telephones in the form of commissions from its presubscribed long distance and OSPs based on the volume of calls made as well as the amount generated per call. Effective November 6, 1996, pursuant to recently promulgated FCC regulations, the Company started to derive additional revenues from access it provides callers to any carrier other than the presubscribed carrier (commonly referred to as "dial-around" access). As of November 6, 1996, the Company has begun accruing gross dial-around revenues at the mandated rate of $45.85 per telephone per month, as compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Commencing October 7, 1997 and ending October 6, 1998, the $45.85 per telephone per month rate will change to a rate of $0.35 per call. Thereafter, the dial-around rate will be at a per-call rate equal to the local coin call rate. Additionally, the states are required to deregulate the price of a local phone call, which the Company believes, may result in an increase in the local coin call rate thereby generating additional revenues. However, there can be no assurance as to the ultimate effect that the rules and policies adopted by the FCC on its own or after any judicial review will have on the Company's business, results of operations or financial condition. See "Business -- Governmental Regulations."

        The Company's principal operating expenses consist of (i) telephone line and transmission charges, (ii) commissions paid to location providers which are typically expressed as a percentage of revenues and are fixed for the term of the agreements with the respective location providers, (iii) telecommunication and validation fees, and (iv) field service and collection costs which are principally comprised of personnel costs of collecting coins from and maintaining the Company's public pay telephones. The Company pays monthly line and usage charges to BOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus either a per message or per minute usage rate based on the time and duration of the call. The Company also pays fees to BOCs and other LECs and long distance carriers based on usage for local or long distance coin calls.

     Notwithstanding the aforementioned anticipated benefits of Section 276 and the implementing regulations, as a result of the provisions permitting BOCs and other LECs to negotiate with location providers and select interLATA long distance carriers for their public pay telephones, it is anticipated that
Section 276 and the implementing regulations may also result in increased competition for public pay telephone locations and an accompanying increase in the commissions payable to location providers. Moreover, revenues may be diminished if the FCC prescribes lower benchmark rates for interstate operator long distance calls. See "Business -- Governmental Regulations."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information from the Company's Consolidated Statements of Operations, included elsewhere in this Form 10-KSB, expressed as a percentage of total revenues. Certain of the following information for the years ended December 31, 1994 and 1995 has been reclassified to conform to the presentation for the year ended December 31, 1996 based on management's belief that the revised presentation more accurately reflects the Company's strategy of owning and managing public pay telephones versus providing operator services. The reclassifications had no impact on total revenues or total expenses as previously reported.

                                                                     Year Ended December 31
                                                                   --------------------------
                                                            1994             1995             1996
                                                           ------           ------           ------
Revenues:
     Coin calls .....................................        53.1%            64.8%            58.5%
     Non-coin telecommunication services ............        45.2             34.5             39.4
     Other ..........................................         1.7              0.7              2.1
                                                           ------           ------           ------
     Total revenues .................................       100.0            100.0            100.0
                                                           ------           ------           ------
Operating expenses:
     Line and transmission charges ..................        26.1             27.5             24.9
     Telecommunication and validation fees ..........         8.8              6.7             12.5
     Location commissions ...........................        21.4             18.5             13.6
     Field operations ...............................        22.5             26.4             19.5
     Selling, general and administrative
       expenses .....................................        15.4             14.2              9.7
     Depreciation and amortization ..................        14.1             23.4             28.6
     Other unusual charges and
        contractual settlements .....................           -             11.6             13.6
                                                           ------           ------           ------
     Total operating expenses .......................       108.3            128.3            122.4
                                                           ------           ------           ------
Loss from operations.................................        (8.3)           (28.3)           (22.4)
                                                           ------           ------           ------
Other income (expense):
     Interest expense - related parties .............           -                -            (11.7)
     Interest expense - others ......................        (2.4)            (4.5)            (3.3)
     Interest income ................................           -              0.2              0.4
                                                           ------           ------           ------
     Total other income (expense) ...................        (2.4)            (4.3)           (14.6)
                                                           ------           ------           ------
Loss before extraordinary item ......................       (10.7)           (32.6)           (37.0)
Extraordinary item ..................................           -                -            (22.5)
                                                           ------           ------           ------
Net loss ............................................       (10.7)%          (32.6)%          (59.5)%
                                                           ======           ======           ======
EBITDA ..............................................         5.8%             6.8%            19.8%
                                                           ======           ======           ======


     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues. Total revenues increased $26,086,000, or 139.4%, from $18,718,000 for the year ended December 31, 1995 to $44,804,000 for the year ended December 31, 1996. This increase is attributable primarily to an increase in the number of installed public pay telephones, which increased by 15,571, or 164.6%, from 9,458 at December 31, 1995 to 25,029 at December 31, 1996, with the majority of the increase occurring in the third and fourth quarters of 1995 and the first and third quarters of 1996 due to the Company's recent acquisitions. As of March 7, 1997 the number of installed public pay telephones was 41,313.

         Revenues from coin calls increased $14,082,000, or 116.1%, from $12,130,000 for the year ended December 31, 1995 to $26,212,000 for the year ended December 31, 1996. Non-coin telecommunication services increased $11,191,000, or 173.3%, from $6,458,000 for the year ended December 31, 1995 to
$17,649,000 for the year ended December 31, 1996. The increases were primarily due to the acquisition and installation of public pay telephones producing additional revenues, the increase in the dial-around compensation rate and, to a lesser extent, to the increases in coin calls resulting from the continuation of the 1994 program which offered customers a three minute long distance call anywhere in the continental United States for $0.75 (the "$0.75 Long Distance Call Program" subsequently changed to $1.00 for the first three minutes in some locations). However, the increase in non-coin revenue was offset in part by a reduction in operator assisted calls as a result of aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation ("MCI").

         Other revenues increased $813,000, or 625.4%, from $130,000 for the year ended December 31, 1995 to $943,000 for the year ended December 31, 1996. This increase was primarily due to the prorata recognition of the $1,200,000 signing bonus received from Intellicall upon execution of the Company's new operator services agreement on March 15, 1996. The Company is recognizing the signing bonus over a 12 month period.

         Operating Expenses. Total operating expenses increased $30,812,000, or 128.3%, from $24,007,000 for the year ended December 31, 1995 to $54,819,000 for the year ended December 31, 1996. Operating expenses represented 128.3% of total revenues for the year ended December 31, 1995 and 122.4% of total revenues for the year ended December 31, 1996, a decrease of 5.9%. The percentage decrease was due to a reduction in other unusual charges and contractual settlements and selling, general and administrative expenses ("SG&A") offset in part by higher depreciation and amortization as a result of recent acquisitions and higher unusual charges and contractual settlements.

         Line and transmission charges increased $6,004,000, or 116.6%, from $5,149,000 for the year ended December 31, 1995 to $11,153,000 for the year ended December 31, 1996. Line and transmission charges represented 27.5% of total revenues for the year ended December 31, 1995 and 24.9% of total revenues for the year ended December 31, 1996, a decrease of 2.6%. The dollar increase in line and transmission charges was, in part, due to additional public pay telephones acquired from IPP and Paramount, the increases in coin calls resulting from the $0.75 Long Distance Call Program, and to a lesser extent, the acquisitions of POA (completed September 16, 1996 with an effective purchase date of August 1, 1996) and Amtel (completed September 13, 1996), as well as increases in certain local telephone company line charges. The percentage decrease was due to lower line charges for the acquired companies as compared to those in 1995.

         Telecommunication and validation fees (consisting primarily of processing costs relating to operator services), increased $4,350,000, or 345.8%, from $1,258,000 for the year ended December 31, 1995 to $5,608,000 for the year ended December 31, 1996. Telecommunication and validation fees represented 6.7% of total revenues for the year ended December 31, 1995 and 12.5% of total revenues for the year ended December 31, 1996, an increase of 5.8%. The increase was primarily the result of the increase in the number of installed public pay telephones and the outsourcing of operator services in 1996.

         Location commissions increased $2,604,000, or 75.1%, from $3,468,000 for the year ended December 31, 1995 to $6,072,000 for the year ended December 31, 1996. Location commissions represented 18.5% of total revenues for the year ended December 31, 1995 and 13.6% of total revenues for the year ended December 31, 1996, a decrease of 5.0%. The dollar increase is due to location agreements from public pay telephones acquired in the acquisitions of World, Public Telephone, IPP and Paramount, and to a lesser extent the location agreements acquired in the acquisitions of POA and Amtel, while the percentage decrease is due to such location agreements having lower commission rates than those from the Company's existing public pay telephones.

         Field operations (consisting of principally of personnel costs, rents and utilities of the regional service facilities, and repair and maintenance of the public pay telephones), increased $3,799,000, or 77.0%, from $4,934,000 for the year ended December 31, 1995 to $8,733,000 for the year ended December 31, 1996. Field operations represented 26.4% of total revenues for the year ended December 31, 1995 and 19.5% of total revenues for the year ended December 31, 1996, a decrease of 6.9%. The dollar increase was primarily the result of higher personnel costs, rent, utilities and service related expenses attributable to the acquisitions of World, Public Telephone, IPP and Paramount and, to a lesser extent, the acquisitions of Amtel and POA, the increase in the Company's public pay telephone base, and the additional field personnel to accommodate the increased business. The percentage decrease reflects the economies of scale resulting from those acquisitions that the Company has already realized. Such economies of scale come primarily from the elimination of costs associated with the closing of certain offices, the elimination of redundant executive and administrative personnel and other operations areas and leveraging the Company's existing field technicians.

         SG&A expenses increased $1,736,000, or 65.6%, from $2,645,000 for the year ended December 31, 1995 to $4,381,000 for the year ended December 31, 1996. SG&A represented 14.2% of total revenues for the year ended December 31, 1995 and 9.7% of total revenues for the year ended December 31, 1996, a decrease of 4.5%. The dollar increase was primarily the result of the acquisitions of World, Public Telephone, IPP and Paramount, and to a lesser extent, the acquisitions of Amtel and POA. The percentage decrease reflects the economies of scale resulting from those acquisitions that the Company has already realized.

         Depreciation and amortization increased $8,417,000 or 192.0%, from $4,383,049 for the year ended December 31, 1995 to $12,800,000 for the year ended December 31, 1996. Depreciation and amortization represented 23.4% of total revenues for the year ended December 31, 1995 and 28.6% of total revenues for the year ended December 31, 1996, an increase of 5.2%. The dollar and percentage increases were primarily due to the Company's acquisitions and expansion of its public pay telephone base and purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth.

         Other unusual charges and contractual settlements increased $3,902,000, or 179.8% from $2,170,000 for the year ended December 31, 1995 to $6,072,000 for the year ended December 31, 1996. For the year ended December 31, 1996, other unusual charges and contractual settlements consists primarily of: (i) the settlement of contractual obligations under certain employment contracts, $342,000; (ii) the settlement of other contractual obligations, $211,000; (iii) the write-off of certain assets in connection with the continued evaluation of the Company's operations and certain one-time charges for changes to the operations of the Company, $1,002,000; (iv) losses recognized on the early pay-off of obligations under capital leases and other debt concurrent with the debt restructurings completed on March 15 and December 18, 1996, $631,000; and
(v) the estimated fair market value of the Nominal Value Warrants (as defined herein) issued pursuant to the debt restructuring completed on March 15, 1996, $3,886,000. Other unusual charges and contractual settlements represented 11.6% of total revenues for the year ended December 31, 1995, and 13.6% of total revenues for the year ended December 31, 1996, an increase of 2.0%.

         Other income (expense). Other income (expense) is comprised of interest incurred on debt with related parties and others, and interest income. Total other (expense) income increased $5,736,000, or 698.7%, from a net expense of $821,000 for the year ended December 31, 1995 to a net expense of $6,557,000 for the year ended December 31, 1996. Other (expense) income represented 4.4% of total revenues for the year ended December 31, 1995 and 14.6% of total revenues for the year ended December 31, 1996, an increase of 10.2%. The dollar and percentage increases were due to the financing obtained for the acquisitions completed in 1996, and to a lesser extent the refinancing obtained in December 1996. Related party interest expense was $5,235,000 for the year ended December 31, 1996, representing 11.7% of total revenues. Included in related party interest expense was non-cash interest expense of $1,605,000, or 3.6% of total revenues for the year ended December 31, 1996, representing the accretion of the debt under the Credit Agreement (as defined herein) to its maturity amount.

         Extraordinary item. The Company recorded extraordinary losses of $10,077,000, representing 22.5% of total revenues for the year ended December 31, 1996. The extraordinary loss related to non-recurring costs that were incurred in connection with the restructuring of the Company's long-term debt on March 15, 1996 and December 18, 1996.

         EBITDA. EBITDA (income before interest income, interest expense, depreciation, amortization, other unusual charges and contractual settlements, and the extraordinary losses on debt restructuring) increased $7,593,000, or 600.7%, from $1,264,000 for the year ended December 31, 1995 to $8,857,000 for the year ended December 31, 1996. EBITDA represented 6.8% of total revenues for the year ended December 31, 1995 and 19.8% for the year ended December 31, 1996, an increase of 13.0%. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as defined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenues. Total revenues increased $2,852,000, or 18.0%, from $15,866,000 for the year ended December 31, 1994 to $18,718,000 for the year ended December 31, 1995. This increase was attributable primarily to an increase in the number of installed public pay telephones. The total installed public pay telephones increased by 4,567 public pay telephones, or 93.4%, with the majority of the increase occurring late in the third quarter and in the fourth quarter of 1995 and attributable to the acquisitions completed in 1995. In addition, revenues improved as a result of the continuation of the $0.75 Long Distance Call Program.

         Revenues from coin calls increased $3,709,000, or 44.0%, from $8,421,000 for the year ended December 31, 1994 to $12,130,000 for the year ended December 31, 1995. The increase was due primarily to the 1995 Acquisitions. Non-coin telecommunication services decreased $718,000, or 10.0%, from $7,176,000 for the year ended December 31, 1994 to $6,458,000 for the year ended December 31, 1995. The decrease was primarily the result of a decrease in the number of public pay telephones to which the Company provided operator services through pre-subscription arrangements and aggressive dial-around advertising by AT&T, MCI and Sprint. In December 1995, the Company decided to focus on the ownership and maintenance of its public pay telephone business and outsourced its operator service center to Intellicall. A substantial portion of the transfer of such service center was completed by March 31, 1996. The Company wrote off the fixed assets of its operator service center in 1995 and recorded a non-cash charge of $299,000.

         Other revenues decreased $139,000, or 51.7%, from $269,000 for the year ended December 31, 1994 to $130,000 for the year ended December 31, 1995. This decrease resulted from a reduction in the reselling of public pay telephones and supplies.

         Operating Expenses. Total operating expenses increased $6,827,000, or 39.7%, from $17,180,000 for the year ended December 31, 1994 to $24,007,000 for the year ended December 31, 1995. Operating expenses represented 108.3% of total revenues for the year ended December 31, 1994 and 128.3% of total revenues for the year ended December 31, 1995, an increase of 20.0%. The increase was due to an increase in other unusual charges and contractual settlements, line and transmission charges, field operations, and depreciation and amortization primarily resulting from the acquisitions of World and Public Telephone.

         Line and transmission charges increased $1,014,000, or 24.5%, from $4,135,000 for the year ended December 31, 1994 to $5,149,000 for the year ended December 31, 1995. Line and transmission charges represented 26.1% of total revenues for the year ended December 31, 1994 and 27.5% of total revenues for the year ended December 31, 1995, an increase of 1.4%. The increase resulted, in part, from increased coin calls resulting from the $0.75 Long Distance Call Program as well as increases in certain local telephone company line charges. However, this program reduced billing, collection and operator service costs.

         Telecommunication and validation fees decreased $132,000, or 9.5%, from $1,390,000 for the year ended December 31, 1994 to $1,258,000 for the year ended December 31, 1995. Telecommunication and validation fees represented 8.8% of total revenues for the year ended December 31, 1994 and 6.7% of total revenues for the year ended December 31, 1995, a decrease of 2.1%. The decrease was primarily the result of a reduction in expense associated with uncollectible accounts.

         Location commissions increased $77,000, or 2.3%, from $3,391,000 for the year ended December 31, 1994 to $3,468,000 for the year ended December 31, 1995. Location commissions represented 21.4% of total revenues for the year ended December 31, 1994 and 18.5% of total revenues for the year ended December 31, 1995, a decrease of 2.9%. The decrease in location commissions as a percentage of total revenues is due to lower location commissions for those public pay telephones acquired in 1995.

         Field operations increased $1,369,000, or 38.4%, from $3,565,000 for the year ended December 31, 1994 to $4,934,000 for the year ended December 31, 1995. Field operations represented 22.5% of total revenues for the year ended December 31, 1994 and 26.4% of total revenues for the year ended December 31, 1995, an increase of 3.9%. The increase was the result of higher personnel costs, rent, utilities and service related expenses attributable to the acquisitions completed in 1995, the increase in the Company's public pay telephone base, and the additional personnel to accommodate the increased business.

         SG&A expenses increased $182,000, or 7.4%, from $2,463,000 for the year ended December 31, 1994 to $2,645,000 for the year ended December 31, 1995. The increase was due to increases in advertising, travel and entertainment, wages and payroll related expenses and general office expenses as a result of hiring additional personnel to conduct the Company's expanded selling and marketing program and customer services. SG&A expenses represented 15.4% of total revenues for the year ended December 31, 1994 and 14.2% of total revenues for the year ended December 31, 1995, a decrease of 1.2%.

         Depreciation and amortization increased $2,147,000, or 96.0%, from $2,236,000 for the year ended December 31, 1994 to $4,383,000 for the year ended December 31, 1995. Depreciation and amortization represented 14.1% of total revenues for the year ended December 31, 1994 and 23.4% of total revenues for the year ended December 31, 1995, an increase of 9.3%. The increase was primarily due to the acquisitions completed in 1995 and the resultant expansion of its public pay telephone base which included purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth.

         Other unusual charges and contractual settlements consists primarily of: (i) the settlement of contractual obligations under certain employment contracts, $1,316,000; (ii) the settlement of other contractual obligations, $162,000; and (iii) the write-off of selected assets in connection with the continued evaluation of the Company's operations and certain one-time charges for changes to the operations of the Company, $692,000. Other unusual charges and contractual settlements represented 11.6% of total revenues for the year ended December 31, 1995.

         Other income (expense). Other (expense) increased $449,000, or 115.7%, from $388,000 for the year ended December 31, 1994 to $837,000 for the year ended December 31, 1995. Interest expense represented 2.4% of total revenues for the year ended December 31, 1994 and 4.5% of total revenues for the year ended December 31, 1995, an increase of 2.1%. The increase in interest expense was due to the financing obtained for acquisitions, additional service vehicles and switch operating equipment. In addition, the Company entered into financing agreements with certain manufacturers throughout the year for the purchase of phone equipment to accommodate the expansion of its public pay telephone base.

         EBITDA. EBITDA increased $342,000, or 37.1%, from $922,000 for the year ended December 31, 1994 to $1,264,000 for the year ended December 31, 1995. For the reasons discussed above, EBITDA represented 5.8% of total revenues for the year ended December 31, 1994 and 6.8% of total revenues for the year ended December 31, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. Net cash provided by (used in) operating activities during the fiscal years ended December 31, 1994, 1995 and 1996 were $2,380,000, ($580,000) and ($269,000), respectively. Net cash used in operating activities consisted primarily of the funding of operating losses, increases in current assets (other than cash) and repayment of current liabilities, offset by the issuance of the Nominal Value Warrants (as defined herein), depreciation and amortization, accretion of debt, and the non-cash portion of the loss associated with the debt restructuring.

         Cash used in investing activities during the fiscal years ended December 31, 1994, 1995 and 1996 were $3,214,000, $2,354,000 and $63,062,000, respectively. Cash used in investing activities consisted primarily of payments to acquire companies (including the Cherokee acquisition deposit of $37,109,790 at December 31, 1996) and capital expenditures primarily due to expansion of the public pay telephone base.

         Cash provided by financing activities during the fiscal years ended December 31, 1994, 1995 and 1996 were $1,229,000, $3,168,000 and $109,056,000, respectively, which consisted primarily of net proceeds from the Company Debt Offering and the Company Equity Offering offset by redemptions and repurchases of preferred and common stock and repayments of debt.

         Credit Agreement. On March 15, 1996, the Company entered into a Credit Agreement (the "Credit Agreement"), with ING (U.S.) Capital Corporation ("ING") and Cerberus Partners, L.P. ("Cerberus" and, together with ING, the "Lenders"), pursuant to which the Lenders agreed to lend the Company up to $37,250,000. On March 15, 1996, the Company borrowed $30,531,000 pursuant to the Credit Agreement. During the second quarter of 1996, the Company borrowed an additional $1,693,000 pursuant to the Credit Agreement. The initial borrowings under the Credit Agreement were used to complete the Paramount and IPP acquisitions, to repay $8,503,000 of outstanding debt and $3,174,000 of outstanding obligations under capital leases, to redeem the 10% Preferred, 8% Preferred and 7% Preferred, to pay related transaction fees, to fund the Amtel acquisition deposit of $1,300,000 and for working capital.

         In connection with the execution of the Credit Agreement on March 15, 1996, ING and Cerberus each received 102,412 warrants (204,824 warrants in total and referred to herein as the "Lenders' Warrants"), which would collectively allow them to purchase up to 204,824 shares of Series A Preferred at an exercise price of $0.20 per share. Each share of Series A Preferred is convertible into 20 shares of the Company's Common Stock. The debt under the Credit Agreement was initially recorded net of an allocation of the fair value of the Lenders' Warrants, such fair value being determined using the Black-Scholes valuation model. ING and Cerberus may separately exercise their warrants without any action of the other party.

         On September 13, 1996, concurrent with the acquisition of Amtel, the Lenders amended the Credit Agreement to increase the maximum borrowings available under the Credit Agreement to $41,000,000. The Company then borrowed an additional $8,777,000 and used $5,950,000 of the proceeds to complete the Amtel and POA acquisitions. The remainder of the proceeds were used for working capital and payment of certain related acquisition expenses. On November 22, 1996, the Lenders amended the Credit Agreement to permit the incurrence of additional borrowings of up to $2.0 million to fund the deposits required in connection with the Cherokee and the Texas Coinphone acquisitions and for working capital purposes, thereby increasing the maximum borrowings available under the Credit Agreement to $43,000,000.

         On December 18, 1996, the Company repaid all of the indebtedness under the Credit Agreement with a portion of the proceeds from the Company Equity Offering and the Company Debt Offering, and the Credit Agreement was terminated. The Company realized an extraordinary loss of $9,810,000 consisting primarily of the write-off of the remaining value assigned to the Series A Preferred warrants and related unamortized deferred financing costs.

         The Company Equity Offering and the Company Debt Offering. On December 18, 1996, the Company closed the following two public underwritten offerings:
(i) the sale of 6,750,000 shares of Common Stock (the "Company Equity Offering"), at a price to the public of $3.00 per share, for net proceeds to the Company therefrom of $18,295,000 and (ii) the sale of $125,000,000 aggregate principal amount of its Senior Notes due 2006 (the "Notes" or the "Company Debt Offering"), for net proceeds to the Company therefrom of $119,149,000. In connection with the Company Equity Offering, the Company also granted the underwriters a 45-day option to purchase up to 1,012,500 additional shares of Common Stock, at a net purchase price of $2.79 per share (the price to public of $3.00 per share less an underwriting discount of $0.21 per share), solely to cover over-allotments (the "Over-Allotment Option"). The underwriters exercised their Over-Allotment Option on January 29, 1997.

         The Notes are general unsecured obligations of the Company limited in aggregate principal amount to $125,000,000 and will mature on December 15, 2006. Interest on the Notes accrues at the rate of 12% per annum and is payable semi-annually in arrears on June 15 and December 15 in each year commencing June 15, 1997. The Notes rank senior in right of payment to all indebtedness of the Company that is expressly subordinated and are pari passu in right of payment with all other senior indebtedness of the Company. The Notes are guaranteed jointly and severally and fully and unconditionally on a senior unsecured basis by the Subsidiary Guarantors, including any and all future subsidiaries of the Company.

         The Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2001, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest to the date of redemption. In addition, at any time or from time to time prior to December 15, 1999, the Company may redeem up to 40% of the aggregate principal amount of the Notes originally issued with the net cash proceeds to the Company of one or more public equity offerings or equity private placements (other than the Company Equity Offering) at a redemption price equal to 112% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption provided that at least $75,000,000 principal amount of the Notes remains outstanding immediately after any such redemption.

         The Indenture imposes certain limitations on the ability of the Company and the Subsidiary Guarantors to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with interested persons, incur liens, impose restrictions on the ability of a Subsidiary Guarantor to pay dividends or make certain payments to the Company, conduct business other than the pay telephone and ancillary businesses, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

         The Indenture contains customary events of default, including, without limitation, the following: (i) the failure to pay principal or interest when due on the Notes; (ii) certain defaults under agreements relating to other indebtedness; (iii) the breach of any covenant in the Indenture; (iv) the levy of certain judgments; and (v) certain bankruptcy, reorganization and insolvency events. The occurrence of an event of default under the Indenture permits the holders of the Notes to accelerate the Notes and to pursue other remedies.

         In addition, upon a "change of control" (as defined in the Indenture), the Company has the obligation to offer to repurchase all outstanding Notes from the holders thereof at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

         The Company used the net proceeds from the Company Equity Offering to repay approximately $8.0 million of debt outstanding under the Credit Agreement and the balance for working capital and other general corporate purposes. The Company used a portion of the net proceeds from the Company Debt Offering to repay all of the remaining outstanding debt under the Credit Agreement, to repay certain capital lease obligations and other indebtedness and to finance the Cherokee and Texas Coinphone acquisitions. The Company intends to use the balance of such net proceeds for working capital and other general corporate purposes, including the possible redemption of approximately $5.5 million of its mandatorily redeemable 14% Preferred.

         Other. The redemption price for the 10% Preferred, 8% Preferred and 7% Preferred consisted of cash payments aggregating $1,117,000 and 34,436 shares of 14% Preferred. In the aggregate, $6,475,000 of the

Company's outstanding obligations, including portions of the purchase price for the IPP and Paramount acquisitions, was liquidated by issuing 107,918 shares of 14% Preferred. The $2,002,000 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders on March 15, 1996.

         On March 15, 1996, warrants to purchase 2,018,942 shares of Common Stock at an exercise price of $.01 per share ("Nominal Value Warrants") were issued in conjunction with the acquisitions of IPP and Paramount, redemption of the 10% Preferred, 8% Preferred and 7% Preferred, and conversion of certain related party debt of the Company to the 14% Preferred. Certain holders of the 14% Preferred are deemed related parties. See "Item 12 Certain Relationships and Related Transactions." The warrants expire on March 13, 2001. An independent valuation company has estimated the fair value market of the Nominal Value Warrants to be $4,975,000, using the Black-Scholes valuation model, of which $3,886,000 (the amount attributable to the warrants provided to related parties in connection with the redemption of the preferred shares and the conversion of certain debt) was recorded in the caption "other unusual charges and contractual settlements" in the Company's statement of operations.

         On September 12, 1995, the Company borrowed $1,200,000 (which was recorded net of the value of warrants issued of $349,000) from third party investors pursuant to a 19 month credit agreement, bearing interest at 12.5%. The proceeds were used for operating expenses and to make certain employee severance payments. This debt was repaid on March 15, 1996 with borrowings under the Credit Agreement.

         Management believes, but cannot assure, that cash flows from operations and the proceeds to the Company from the Company Equity Offering and the Company Debt Offering will be sufficient to meet the Company's cash requirements for working capital, capital expenditures and debt service over the next 24 months.

     IMPACT OF SEASONALITY

         The Company completed two acquisitions which added approximately 4,400 public pay telephones in 1995, and four acquisitions which added approximately 14,600 telephones during the first nine months of 1996. The seasonality of the Company's historical operating results has been affected by shifts in the geographic concentrations of its telephones resulting from such acquisitions.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are set forth in Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no resignation or dismissal of the registrant's accountants during the two most recent fiscal years.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The description of the directors of the Registrant is incorporated herein by reference to the section of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), entitled "Election of Directors", which Proxy Statement is expected to be filed in April, 1997.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference from the section of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders entitled "Executive Compensation", which Proxy Statement is expected to be filed in April, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the section of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management", which Proxy Statement is expected to be filed in April, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the section of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders entitled "Executive Compensation-Certain Transactions", which Proxy Statement is expected to be filed in April, 1997.

PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.   FINANCIAL STATEMENTS
     --------------------

         Report of Independent Accountants......................................................................F-1

         Consolidated Balance Sheets as of December 31, 1995 and 1996...........................................F-2

         Consolidated Statements of Operations for the Years Ended
             December 31, 1994, 1995 and 1996...................................................................F-3

         Statement of Changes in Mandatorily Redeemable Preferred Stock for the Years Ended
             December 31, 1994, 1995 and 1996...................................................................F-4

         Consolidated Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
             Common Stock and Other Shareholders' Equity for the Years Ended
             December 31, 1994, 1995 and 1996...................................................................F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
             1995 and 1996......................................................................................F-7

         Notes to Financial Statements for the Years Ended
             December 31, 1994, 1995 and 1996...................................................................F-9

2.       EXHIBITS
         --------

EXHIBIT NO.         DESCRIPTION

3.1    Articles of Incorporation. (1)*

3.2    Amendment to Articles of Incorporation dated August 30, 1989. (2)*

3.3    Amended and Restated Code of Regulations. (5)*

3.5    Amendment to Articles of Incorporation dated January 3, 1992. (5)*

3.6    Amendment to Articles of Incorporation dated January 20, 1992. (5)*

3.7    Amendment to Articles of Incorporation dated April 9, 1992. (8)*

3.8    Amendment to Articles of Incorporation dated June 18, 1993. (8)*

3.9    Amendment to Articles of Incorporation dated June 30, 1993. (8)*

3.10   Amendment to Articles of Incorporation dated September 22, 1995. (13)*

3.11   Amendment to Articles of Incorporation dated December 15, 1995. (13)*

3.12   Amendment to Articles of Incorporation dated February 28, 1996. (13)*

4.1    Specimen of Common Stock Certificate. (3)*

4.2    Form of 14% Convertible Preferred Stock. (13)*

4.3 Indenture relating to the Notes offered in the Company Debt Offering (including the form of Note). (18)*

5.1 Opinion of Tammy L. Martin, Esq. regarding validity of the Notes registered hereby. (18)*

10.1 Stock Option Agreement between William Tymoszczuk and PhoneTel Technologies, Inc., dated March 1, 1987. (3)*

10.2   Stock Incentive Plan for Key Employees, dated May 5, 1987. (1)*

10.3 Amended and Restated Stock Option Agreement between PhoneTel Technologies, Inc. and Jerry H. Burger dated July 1, 1993. (8)*

10.4 Stock Option Agreement dated July 1, 1993 between PhoneTel Technologies, Inc. and Bernard Mandel. (8)*

10.5 Form of Stock Option Agreement between PhoneTel Technologies, Inc. and DeBartolo, Inc. (4)*

10.6 Extension of Stock Option Agreement between PhoneTel Technologies, Inc. and The Edward J. DeBartolo Corporation. (8)*

10.7 Separation Agreement dated September 15, 1995 between PhoneTel Technologies, Inc. and Jerry Burger, together with amendments thereto.
       (13)*

10.8 Separation Agreement dated September 15, 1995 between PhoneTel Technologies, Inc. and Bernard Mandel, together with amendments thereto. (13)*

10.9 Lease Agreement between PhoneTel Technologies, Inc. and Bankers Leasing Association, Inc. dated February 12, 1992. (5)*

10.10 Registration Rights Agreement dated April 10, 1992 among PhoneTel Technologies, Inc., George H. Henry, Carl Kirchhoff and Charles Stuart. (5)*

10.11 Registration Rights Agreement among PhoneTel Technologies, Inc. J & C Resources, Inc. and Allen Moskowitz. (5)*

10.12 Form of Stock Option Agreement and Registration Rights Agreement between PhoneTel Technologies, Inc. and The Edward J. DeBartolo Corporation. (5)*

10.13 Stock Option Agreement and Registration Rights Agreement between PhoneTel Technologies, Inc. and William D. Moses, Jr. dated May 11, 1992. (5)*

10.14 Assignment Agreement between William D. Moses, Jr. and Edward A. Moulton transferring the right to receive options to acquire 5,000 shares of Common Stock of PhoneTel Technologies, Inc. (9)*

10.15 Stock Option Agreement and Registration Rights Agreement between PhoneTel Technologies, Inc. and George H. Henry dated March 24, 1992.
       (5)*

10.16 Amendment No. 1 to Amended and Restated Loan Agreement and Registration Rights Agreement dated October 23, 1992 by and among PhoneTel Technologies, Inc., J & C Resources, Inc. and Allen Moskowitz.
       (6)*

10.17 Lease between PhoneTel Technologies, Inc. and Trembal Construction Co. dba Statler Office Tower dated April 23, 1992. (6)*

10.18 Master Agreement between The Cafaro Company and PhoneTel Technologies, Inc. dated December 23, 1992.(6)*

10.19 Operator Subscriber Service Agreement dated March 25, 1994 between U.S. Long Distance, Inc. and Alpha Pay Phones-IV, L.P. (7)*

10.20 Non-competition Agreement among PhoneTel Technologies, Inc., Alpha Pay Phone-IV, L.P., American Telecommunications Management Corporation, Stephen C. Fowler and Ronald T. Huggard dated January 5, 1994. (8)*

10.21 Stock Option Agreement for WEA Investments, Inc. relative to 50,000 shares of Common Stock under option dated on or about November 30, 1993. (8)*

10.22 Stock Option Agreement with Allenstown Investments Limited dated on or about January 10, 1994 relative to grant of an option to purchase 126,000 shares of PhoneTel Technologies, Inc. Common Stock. (8)*

10.23 Stock Option Agreement with Douglas Abrams with respect to 45,000 shares of Common Stock of PhoneTel Technologies, Inc. dated on or about
       January 10, 1994. (8)*

10.24 Amendment to Stock Option Agreement dated January 10, 1994 with Douglas Abrams with respect to 45,000 shares of Common Stock of PhoneTel Technologies, Inc. (9)*

10.25 Stock Option Agreement with William Moses, Jr. relative to 75,000 shares of Common Stock of PhoneTel Technologies, Inc. dated on or about January 29, 1993. (8)*

10.26 Agreement dated January 5, 1994 between PhoneTel Technologies, Inc. and the Estate of William Moses relative to loan in the amount of one million dollars and providing for warrants to purchase 100,000 shares and contingent right to acquire warrants to purchase 400,000 shares of PhoneTel Technologies, Inc. Common Stock. (8)*

10.27 Agreement dated September 13, 1994 between PhoneTel Technologies, Inc. and the Estate of William Moses relative to restructuring the repayment schedule of certain monies owed by PhoneTel Technologies, Inc. and providing for warrants to purchase 45,000 shares of PhoneTel Technologies, Inc. Common Stock. (9)*

10.28 Loan Agreement dated December 29, 1993 between PhoneTel Technologies, Inc. and certain lenders identified therein with respect to borrowing by PhoneTel Technologies, Inc. of $400,000 and the granting of warrants to purchase, in the aggregate, a total of 62,745 shares of Common Stock by PhoneTel Technologies, Inc. (8)*

10.29 Letter Agreement dated February 23, 1995 between PhoneTel Technologies, Inc. and certain lenders identified therein with respect to the extension of the maturity dates of certain promissory notes and the granting of additional warrants to purchase Common Stock of PhoneTel Technologies, Inc. (9)*

10.30 Stock Option Agreement dated March 3, 1994 between PhoneTel Technologies, Inc. and George H. Henry relative to a grant of an option to purchase 39,000 shares of PhoneTel Technologies, Inc. Common Stock. (9)*

10.31 Stock Option Agreements dated in January 1994 between PhoneTel Technologies, Inc. and George H. Henry granting options to purchase, in the aggregate, a total of 106,551 shares of PhoneTel Technologies, Inc. Common Stock. (9)*

10.32 Stock Option Agreement with George H. Henry dated in August 1993 relative to a grant of an option to purchase 150,000 shares of PhoneTel Technologies, Inc. Common Stock. (9)*

10.33 Stock Option Agreement with Vincent Mann relative to 5,000 shares of Common Stock under option dated November 15, 1994. (9)*

10.34 Stock Option Agreement with Donald Vella with respect to 20,000 shares of Common Stock of PhoneTel Technologies, Inc. dated on or about November 15, 1994. (9)*

10.35 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Richard Thatcher dated March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 49,412 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.36 Warrant Agreements with Richard Thatcher dated February, March and April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 7,500 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.37 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Gerald Waldschutz dated March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 41,177 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.38 Warrant Agreements with Gerald Waldschutz dated February, March and April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 6,250 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.39 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Steven Richman dated March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 41,177 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.40  Warrant Agreements with Steven Richman dated February, March and
       April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 6,250 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.41 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Janice Fuelhart dated March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 49,412 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.42 Warrant Agreements with Janice Fuelhart dated February, March and April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 1,250 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.43 Amendments to Warrant Agreements between PhoneTel Technologies, Inc. and Peter Graf dated in March 1995, and related Warrant Agreements thereto, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 148,235 shares of PhoneTel

       Technologies, Inc. Common Stock. (9)*

10.44 Warrant Agreements with Peter Graf dated February, March and April 1995, issued pursuant to a Letter Agreement dated February 23, 1995, relative to the grant of warrants, in the aggregate, to purchase a total of 28,750 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.45  Stock Option Agreement dated May 24, 1994 between PhoneTel
       Technologies, Inc. and the Estate of William D. Moses, and subsequent assignment thereof dated February 2, 1995, relative to the grant of an option to purchase 50,000 shares of PhoneTel Technologies, Inc. Common Stock. (9)*

10.46 Stock Option Agreement dated September 13, 1994 between PhoneTel Technologies, Inc. and the Estate of William D. Moses, and subsequent assignment thereof dated February 2, 1995, relative to the grant of an option to purchase 45,000 shares of PhoneTel Technologies, Inc. Common Stock. (9)*

10.47 Warrant Agreement dated March 31, 1994 between PhoneTel Technologies, Inc. and the Estate of William D. Moses, and subsequent assignment thereof dated February 2, 1995, relative to the grant of warrants to purchase 200,000 shares of PhoneTel Technologies, Inc. Common Stock.
       (9)*

10.48 Agreement and Plan of Merger dated September 22, 1995, together with Exhibits attached thereto, by and among PhoneTel Technologies, Inc. Phone Tel II, Inc., and World Communications, Inc. (10)*

10.49 Amendment to Agreement and Plan of Merger dated September 22, 1995 by and among PhoneTel Technologies, Inc., PhoneTel II, Inc., and World Communications, Inc. (10)*

10.50 Agreement and Plan of Merger dated October 16, 1995, together with Exhibits attached thereto, by and among PhoneTel Technologies, Inc., PhoneTel II, Inc., and Public Telephone Corporation. (11)*

10.51 Agreement and Plan of Merger dated November 22, 1995, between PhoneTel Technologies, Inc. and International Pay Phones, Inc., South Carolina corporation, and all amendments thereto. (12)*

10.52 Agreement and Plan of Merger dated November 22, 1995, between PhoneTel Technologies, Inc. and International Pay Phones, Inc., Tennessee corporation, and all amendments thereto. (12)*

10.53 Share Purchase Agreement dated as of November 16, 1995, between PhoneTel Technologies, Inc. and Paramount Communications Systems, Inc., and all amendments thereto. (12)*

10.54  Credit Agreement dated as of March 15, 1996 among PhoneTel
       Technologies, Inc., Various Lenders and Internationale Nederlanden (U.S.) Capital Corporation (the "Credit Agreement"). (12)*

10.55 Security Agreement dated as of March 15, 1996 among PhoneTel Technologies, Inc. Public Telephone Corporation, World Communications, Inc., Northern Florida Telephone Corporation and Paramount
       Communications Systems, Inc. and Internationale Nederlanden (U.S.) Capital Corporation as Agent for itself and certain other lenders.
       (12)*

10.56 Warrant Purchase Agreement dated as of March 15, 1996 between PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P. (12)*

10.57 Registration Rights Agreement dated as of March 15, 1996 between PhoneTel Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation and Cerberus Partners, L.P. (12)*

10.58  Warrant Certificate dated as of March 15, 1996 granting
       Internationale Nederlanden (U.S.) Capital Corporation the right to purchase 102,412 shares of Series A Special Convertible Preferred Stock of PhoneTel Technologies, Inc. (13)*

10.59 Warrant Certificate dated as of March 15, 1996 granting Cerberus Partners, L.P. the right to purchase 102,412 shares of Series A Special Convertible Preferred Stock of PhoneTel Technologies, Inc.
       (13)*

10.60 Form of Warrant issued on March 15, 1996 to persons listed on Schedule A to this exhibit. (13)*

10.61 Operator Service Subscriber Agreement dated as of February 29, 1996 by and between Intellicall Operator Services, Inc. and PhoneTel Technologies, Inc. (13)*

10.62 Intellistar License Agreement dated as of February 29, 1996 by and between Intellicall, Inc. and PhoneTel Technologies, Inc. (13)*

10.63 Relay Services Agreement dated as of February 29, 1996 by and between Intellicall, Inc. and PhoneTel Technologies, Inc. (13)*

10.64 Stock Option Agreement dated April 1, 1995 between PhoneTel Technologies, Inc. and Daniel J. Moos. (13)*

10.65 Separation Agreement dated July 29, 1996 between PhoneTel Technologies, Inc. and Daniel J. Moos. (15)*

10.66 Employment Agreement dated September 1, 1996 between PhoneTel Technologies, Inc. and Richard Kebert.(15)*

10.67  First Amendment to Credit Agreement dated as of April 11, 1996. (15)*

10.68  Second Amendment to Credit Agreement dated as of June 1996. (14)*

10.69  Third Amendment to Credit Agreement dated as of August 1, 1996. (14)*

10.70  Fourth Amendment to Credit Agreement dated as of September 13, 1996.
       (14)*

10.71  Fifth Amendment to Credit Agreement dated as of September 13, 1996. (14)*

10.72  Sixth Amendment to Credit Agreement dated as of October 8, 1996. (15)*

10.73 Asset Purchase Agreement among PhoneTel Technologies, Inc., an Ohio Corporation As Buyer and ACI-HDT Supply Company, a California corporation, Amtel Communications Services, a California corporation, Amtel Communications Correctional Facilities, a California corporation, Amtel Communication, Inc., a California corporation, Amtel Communications, Inc., a California corporation, and Amtel Communications Payphones, Inc., a California corporation, as Seller, dated June 26, 1996, and all amendments thereto. (14)*

10.74 Amended and Restated Share Purchase Agreement among PhoneTel III, Inc., Payphones of America, Inc. and All of the Shareholders of Payphones of America, Inc., dated as of August 1, 1996, and all amendments thereto. (14)*

10.75  Seventh Amendment to Credit Agreement dated as of November 22, 1996.
       (16)*

10.76 Agreement and Plan of Merger dated as of November 21, 1996 among PhoneTel Technologies, Inc., PhoneTel CCI, Inc., Cherokee Communication, Inc. and all of the shareholders of Cherokee Communications, Inc. (the "Cherokee Merger Agreement") (16)*

10.77 Escrow Agreement dated as of November 21, 1996 among Comerica Bank-Texas, as escrow agent, Cherokee Communications, Inc., Bill H. Bailey, Jr. and
       J. Bruce Duty, as duly authorized agents for all of the shareholders of Cherokee Communications, Inc., PhoneTel Technologies, Inc. and Bill H. Bailey, Jr., Jerry T. Beddow and Edward L. Marshall, invidually. (16)*

10.78 Amendment dated as of December 31, 1996 to the Cherokee Merger Agreement. (17)*

10.79 Asset Purchase Agreement dated January 13, 1997, among PhoneTel Technologies, Inc., an Ohio Corporation, Texas Coinphone, a Texas general partnership, Pete W. Catalena and Dennis H. Goehring. (17)*

10.80 Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and Communications Central Inc. dated as of March 14, 1997.

21.1   Subsidiaries of PhoneTel Technologies, Inc.

27     Financial Data Schedule

       -----------------

*      Previously filed.

(1) Incorporated by reference from the Registration Statement on Form S-18 (Registration No. 33-16962C) of PhoneTel Technologies, Inc. (the "Company"), filed with the Securities and Exchange Commission on September 1, 1987.

(2) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-30428, filed September 27, 1989.

(3) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-18 (Registration No. 33-16962C), filed with the Securities and Exchange Commission on October 30, 1987.

(4) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1989.

(5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1991.

(6) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1992.

(7)    Incorporated by reference from the Company's Form 8-K dated March 25,
       1994.

(8) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1993.

(9) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1994.

(10) Incorporated by reference from the Company's Form 8-K dated September 22, 1995.

(11)   Incorporated by reference from the Company's Form 8-K dated October 16,
       1995.

(12)   Incorporated by reference from the Company's Form 8-K dated March 15,
       1996.

(13) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1995.

(14) Incorporated by reference from the Company's Form 8-K dated September 13, 1996.

(15) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1996.

(16) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-13767), filed with the Securities and Exchange Commission on December 12, 1996.

(17)   Incorporated by reference from the Company's Form 8-K dated January 3,
       1997.

(18) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-15611), filed with the Securities and Exchange Commission on December 13, 1996.

(B)    REPORT ON FORM 8-K

       There were no reports on Form 8-K filed by the Company during the fourth quarter of 1996.

(C)    EXHIBITS

       The response to this portion of Item 13 is submitted as a separate section of this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS

March 7, 1997, except as to Note 14,
  which is as of March 18, 1997

To the Board of Directors
  and Shareholders of
  PhoneTel Technologies, Inc.

         In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and other shareholders' equity and of cash flows present fairly, in all material respects, the financial position of PhoneTel Technologies, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP

Cleveland, Ohio

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     DECEMBER 31
                                                                                     -------------------------------------------
                                                                                            1995                      1996
                                                                                            ----                      ----
ASSETS
      Current assets:
           Cash                                                                                $713                   $46,438
           Accounts receivable, net of allowance for doubtful accounts
               of $40 and $92, respectively                                                     902                     3,749
           Other current assets                                                                 186                       283
                                                                                            -------                  --------
               Total current assets                                                           1,801                    50,470

      Property and equipment, net                                                            14,099                    19,243
      Intangible assets, net                                                                 11,592                    52,144
      Other assets                                                                              475                       283
      Acquisition deposits                                                                      950                       520
      Restricted cash equivalents                                                                 -                    37,110
                                                                                            -------                  --------

                                                                                            $28,917                  $159,770
                                                                                            =======                  ========

LIABILITIES AND EQUITY
      Current liabilities:
           Current portion:
               Long-term debt                                                                $1,010                    $1,009
               Obligations under capital leases                                                 289                       138
           Accounts payable                                                                   2,894                     5,003
           Accrued expenses:
               Location commissions                                                             672                     1,767
               Personal property and sales tax                                                  104                     1,071
               Interest                                                                         166                       774
               Salaries, wages and benefits                                                     401                       574
               Other                                                                            145                       531
           Other unusual charges and contractual settlements                                    962                       112
                                                                                            -------                  --------
               Total current liabilities                                                      6,643                    10,979


      Long-term debt                                                                          9,319                   125,274
      Obligations under capital leases                                                        3,244                       104
      Commitments and contingencies                                                               -                         -
      14% Cumulative Preferred Stock Mandatorily Redeemable
           (redemption amount $7,223 due June 30, 2000)                                           -                     6,708

      Non-mandatorily Redeemable Preferred Stock, Common Stock
           and Other Shareholders' Equity                                                     9,711                    16,705
                                                                                            -------                  --------

                                                                                            $28,917                  $159,770
                                                                                            =======                  ========





   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                            YEAR ENDED DECEMBER 31

                                                                                            ----------------------
                                                                                 1994                1995               1996
                                                                                 ----                ----               ----
REVENUES:
      Coin calls                                                               $8,421             $12,130             $26,212
      Non-coin telecommunication services                                       7,176               6,458              17,649
      Other                                                                       269                 130                 943
                                                                               ------              ------              ------
                                                                               15,866              18,718              44,804
                                                                               ------              ------              ------

COSTS AND EXPENSES:
      Line and transmission charges                                             4,135               5,149              11,153
      Telecommunication and validation fees                                     1,390               1,258               5,608
      Location commissions                                                      3,391               3,468               6,072
      Field operations                                                          3,565               4,934               8,733
      Selling, general and administrative                                       2,463               2,645               4,381
      Depreciation and amortization                                             2,236               4,383              12,800
      Other unusual charges and contractual settlements                             -               2,170               6,072
                                                                               ------              ------              ------
                                                                               17,180              24,007              54,819
                                                                               ------              ------              ------
           Loss from operations                                                (1,314)             (5,289)            (10,015)
                                                                               ------              ------              ------

OTHER INCOME (EXPENSE):
      Interest expense - related parties                                            -                   -              (5,235)
      Interest expense - others                                                  (388)               (837)             (1,504)
      Interest income                                                               7                  16                 182
                                                                               ------              ------              ------
                                                                                 (381)               (821)             (6,557)
                                                                               ------              ------              ------

Loss before extraordinary item                                                 (1,695)             (6,110)            (16,572)

Extraordinary item:
      Loss on early extinguishment of debt                                          -                   -             (10,077)
                                                                               ------              ------              ------

NET LOSS                                                                      ($1,695)            ($6,110)           ($26,649)
                                                                              =======             =======            ========

Earnings per share calculation:
      Preferred dividend payable in kind                                            -                   -                (337)
      Preferred dividend payable in cash                                         (292)               (310)                  -
      Accretion of 14% Preferred to its redemption value                            -                   -                (102)
      Premium on redemption of 10%, 8% and 7% Preferred                             -                   -              (2,002)
                                                                               ------              ------              ------

Net loss applicable to common shareholders                                    ($1,987)            ($6,420)           ($29,090)
                                                                            =========           =========           =========

Net loss per common share                                                      ($1.35)             ($3.29)             ($5.29)
                                                                            =========           =========           =========

Weighted average number of shares                                           1,470,188           1,950,561           5,494,011
                                                                            =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------------------------------------
                                                   1994                       1995                        1996
                                          -----------------------     -----------------           -----------------------
                                             SHARES        AMOUNT     SHARES      AMOUNT          SHARES           AMOUNT
                                             ------        ------     ------      ------          ------           ------

14% CUMULATIVE
      REDEEMABLE CONVERTIBLE
           PREFERRED STOCK
      Balance, beginning of year                   -           -          -           -               -                -
      Redemption of 7%, 8% and
           10% Preferred                           -           -          -           -          34,436           $2,066
      Conversion of debt                           -           -          -           -          59,695            3,581
      Acquisitions (Note 2)                        -           -          -           -          13,787              622
      Dividends payable-in-kind                    -           -          -           -          12,469              337
      Accretion of carrying value
           to amount payable at
           redemption on June 30, 2000             -           -          -           -               -              102
                                             -------      ------     ------      ------         -------           ------
      Balance, end of year                         -           -          -           -         120,387           $6,708
                                             =======      ======     ======      ======         =======           ======

    The accompanying notes are an integral part of these financial statements

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
           COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31
                                        --------------------------------------------------------------------------------------------
                                                   1994                             1995                             1996
                                        --------------------------     ---------------------------    ------------------------------
                                         SHARES           AMOUNT          SHARES           AMOUNT          SHARES           AMOUNT
                                         ------           ------          ------           ------          ------           ------
7 % CUMULATIVE
      CONVERTIBLE REDEEMABLE
      PREFERRED STOCK
      Balance, beginning of year           2,500             $200           2,500             $200           2,500             $200
      Redemption                               -                -               -                -          (2,500)            (200)
                                       ---------     ------------     -----------      -----------      ----------       ----------
      Balance, end of year                 2,500              200           2,500              200               -                -
                                       =========     -----------      ===========      -----------      ==========       ----------

8 % CUMULATIVE REDEEMABLE
      PREFERRED STOCK
      Balance, beginning of year          12,200              981          12,200              981          12,200              981
      Redemption                               -                -               -                -         (12,200)            (981)
                                       ---------     ------------     -----------      -----------      ----------       ----------
      Balance, end of year                12,200              981          12,200              981               -                -
                                       =========     -----------      ===========      -----------      ==========       ----------

10 % CUMULATIVE REDEEMABLE
      PREFERRED STOCK
      Balance, beginning of year           1,496                -           1,496                -           1,496                -
      Redemption                               -                -               -                -          (1,496)               -
                                       ---------     ------------     -----------      -----------      ----------       ----------
      Balance, end of year                 1,496                -           1,496                -               -                -
                                       =========     ------------     ===========      -----------      ==========       ----------

10 % CUMULATIVE NON-VOTING
      REDEEMABLE PREFERRED STOCK
      Balance, beginning of year               -                -               -                -         530,534            5,305
      Acquisitions (Note 2)                    -                -         530,534            5,305               -                -
      Conversion                               -                -               -                -        (530,534)          (5,305)
                                       ---------     ------------     -----------      -----------      ----------       ----------
      Balance, end of year                     -                -         530,534            5,305               -                -
                                       =========     ------------     ===========      -----------      ==========       ----------

SERIES A SPECIAL CONVERTIBLE
      PREFERRED STOCK
      Balance, beginning of year               -                -               -                -               -                -
                                       ---------     ------------     -----------      -----------      ----------       ----------
      Balance, end of year                     -                -               -                -               -                -
                                       =========     -----------      ===========      -----------      ==========       ----------
COMMON STOCK
      Balance, beginning of year       1,284,449               13       1,522,158               15       2,855,350               29
      Private sales of stock             136,111                1         472,056                5               -                -
      Company Equity Offering (Note            -                -               -                -       6,750,000               68
      10)
      Exercise of warrants and options    87,931                1           8,333                -       1,035,137               10
      Acquisitions (Note 2)                    -                -         731,189                8       2,860,608               28
      Conversion of 10% Non-voting
           Preferred                           -                -               -                -         884,214                9
      Other issuances of stock            13,667                -         121,614                1         103,519                1
                                       ---------     ------------     -----------      -----------      ----------       ----------
      Balance, end of year             1,522,158               15       2,855,350               29      14,488,828              145
                                       =========     ============     ===========      ===========      ==========       ==========

    The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
           COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (CONTINUED)

(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------------------------------

                                                                       YEAR ENDED DECEMBER 31
                                                  ---------------------------------------------------------------------
                                                        1994                         1995                  1996
                                                 ------------------           ------------------    ---------------------
                                                 SHARES       AMOUNT          SHARES      AMOUNT    SHARES        AMOUNT
                                                 ------       ------          ------      ------    ------        ------
ADDITIONAL PAID-IN CAPITAL
      Balance, beginning of year                             $6,552                      $8,755                 $16,650
      Company Equity Offering, net (Note 10)                      -                           -                  18,228
      Private sales of stock                                  1,474                       2,010                       -
      Exercise of warrants and options                          552                          35                       -
      Acquisitions (Note 2)                                       -                       4,918                   8,010
      Warrants issued with debt                                   -                         349                   6,412
      Conversion of 10% Non-voting
           Preferred                                              -                           -                   5,296
      Issuance of Nominal
           Value Warrants                                         -                           -                   4,241
      Other issuances of stock                                  177                         583                     267
                                                             ------                      ------                 -------
      Balance, end of year                                    8,755                      16,650                  59,104
                                                             ------                      ------                 -------
      Redeemable Preferred Stock

ACCUMULATED DEFICIT
      Balance, beginning of year                             (5,557)                     (7,304)                (13,454)
      Net loss                                               (1,695)                     (6,110)                (26,649)
      Dividends:
           Paid  on 7% and 8% Preferred                         (52)                        (40)                      -
           Payable in-kind on 14%
              Preferred and accretion                             -                           -                    (439)
      Redemption of stock:
            7%, 8% and 10% Preferred                              -                           -                  (2,002)
                                                             ------                      ------                 -------
      Balance, end of year                                   (7,304)                    (13,454)                (42,544)
                                                             ------                      ------                 -------

TOTAL NON-MANDATORILY
      REDEEMABLE PREFERRED STOCK,
      COMMON STOCK AND
      OTHER SHAREHOLDERS' EQUITY                             $2,647                      $9,711                 $16,705
                                                             ======                      ======                 =======



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             YEAR ENDED DECEMBER 31
                                                                                -----------------------------------------------
                                                                                    1994              1995               1996
                                                                               ------------       ------------        ------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net loss                                                                    ($1,695)          ($6,110)          ($26,649)
      Adjustments to reconcile net loss to net cash flows
           from operating activities:
           Depreciation and amortization                                            2,236             4,383             12,800
           Amortization of deferred revenues                                            -                 -               (900)
           Issuance of Nominal Value Warrants                                           -                 -              3,886
           Stock in lieu of cash payments                                              76               529                 21
           Accretion of related party debt                                              -                 -              1,605
           Loss on debt restructuring                                                   -                 -              9,628
           Other non-cash charges                                                       -               354                156
           Changes in current assets and current  liabilities,
               net of assets acquired                                               1,763               264               (816)
                                                                                   ------            ------             -------
                                                                                    2,380              (580)              (269)
                                                                                   ------            ------             -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Acquisitions (Note 2)                                                        (2,334)             (672)           (22,576)
      Restricted funds                                                                  -                 -            (37,110)
      Acquisition deposits                                                              -              (950)              (520)
      Purchases of property and equipment                                            (301)             (237)            (2,851)
      Deferred revenues - signing bonus                                                 -                 -              1,200
      Purchases of intangible assets                                                 (364)             (427)              (907)
      Other deferred charges                                                         (215)              (68)              (298)
                                                                                   ------            ------            -------
                                                                                   (3,214)           (2,354)           (63,062)
                                                                                   ------            ------            -------



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
                                                                                             YEAR ENDED DECEMBER 31
                                                                                 ----------------------------------------------
                                                                                   1994              1995               1996
                                                                                -----------     ------------        -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Proceeds from debt issuances                                                 $1,400            $3,133            $43,000
      Net proceeds  from Company Debt Offering (Note 6)                                 -                 -            119,149
      Net proceeds from issuances of preferred and Common
      Stock                                                                         1,576             1,932                  -
      Net proceeds from Company Equity Offering (Note 10)                               -                 -             18,295
      Proceeds from shareholder debt                                                    -                 -                835
      Principal payments on borrowings                                             (2,203)           (1,891)           (66,205)
      Dividends paid                                                                  (22)              (40)                 -
      Debt financing costs                                                            (75)                -             (4,911)
      Redemption of 10% and 8% Preferred                                                -                 -             (1,117)
      Proceeds from warrant and option exercises                                      553                34                 10
                                                                                   ------            ------            --------
                                                                                    1,229             3,168            109,056
                                                                                   ------            ------            --------

Increase in cash                                                                      395               234             45,725
Cash, beginning of period                                                              84               479                713
                                                                                     ----              ----            --------
Cash, end of period                                                                  $479              $713            $46,438
                                                                                     ====              ====            =======

SUPPLEMENTAL DISCLOSURE:
      Interest paid during the year                                                  $385              $674             $4,465
                                                                                     ====              ====             ======

NON-CASH TRANSACTIONS:
      Acquisitions (Note 2):
           Amtel Communications                                                         -                 -             $5,421
           Payphones of America                                                         -                 -             13,918
           International Pay Phones                                                     -              $150              3,536
           Paramount Communications                                                     -                 -              1,064
           World Communications                                                         -            14,935                  -
           Public Telephone                                                             -             4,853                  -
           Alpha Pay Phones                                                        $3,300                 -                  -
      Common Stock issued for services                                                 76               529                 21
      Common Stock issued in payment of  debt and interest                              -               138                248
      Common Stock issued for financing costs                                         100                 -                  -
                                                                                   ------            ------             -------
                                                                                   $3,476           $20,605            $24,208
                                                                                   ======           =======            =======





   The accompanying notes are an integral part of these financial statements.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
              (IN THOUSANDS OF DOLLARS EXCEPT FOR INSTALLED PUBLIC
                                 PAY TELEPHONES,
                     PER CALL, SHARE AND PER SHARE AMOUNTS)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

         PhoneTel Technologies, Inc. and Subsidiaries (the "Company") operate in the telecommunications industry, specializing in the business segment that includes the installation and operation of public pay telephones on a revenue sharing basis and offering operator assisted long distance services. At December 31, 1995 and 1996, the Company operated 9,458 and 25,029 installed public pay telephones, respectively. The Company's operations are regulated by the Public Service or Utility Commissions of the various States and the Federal Trade Commission.

    USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

         The Company considers all investments with original maturities of three months or less to be cash equivalents.

    RESTRICTED CASH EQUIVALENTS

         Restricted cash equivalents represent a portion of the net proceeds realized from the Company's Debt Offering completed on December 18, 1996, which, pursuant to the terms of the Company's Debt Offering, were restricted to certain transactions. The funds were used to complete the acquisition of Cherokee Communications, Inc. on January 1, 1997 (Note 2).

    PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost or, if acquired through a business combination, at the amount established by purchase price allocation. The Company also capitalizes certain costs related to installing telephones and depreciates those costs over the estimated useful life of the telephone or the length of the location contract, whichever is shorter. Depreciation for financial reporting and tax purposes is computed using the straight-line method and accelerated methods, respectively, over the estimated useful lives of the assets commencing when the equipment is placed in service.

    INTANGIBLE ASSETS

         Intangible assets include costs incurred in the installation of public pay telephones or in the acquisition of installed public pay telephones through a business combination ("location contract"), non-compete agreements, costs associated with obtaining operating certification in various states and deferred financing costs. Intangible assets are amortized over the estimated economic life of the respective location contracts, the term of the respective non-compete or financing agreement, and five years for state operating certifications.

    IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically evaluates potential impairment of long-lived assets. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows to be generated by the Company's assets, grouped by Company operating district (including any salvage values, less estimated cash outflows including debt service) is less than the related assets' carrying value. Impairment is measured based on the difference between the present value of the discounted expected future cash flows and the assets' carrying value. No impairment was recorded in 1995 or 1996.

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of the Statement, which was required for the Company in 1996, did not have a significant impact on the Company.

    REVENUE RECOGNITION

         Revenues from coin calls, reselling operator assisted long distance services, and compensation for dial-around calls are recognized in the period in which the customer places the related call.

    EARNINGS PER SHARE

         Earnings per share amounts are computed based on the weighted average number of shares outstanding plus shares that would have been outstanding assuming exercise of dilutive stock options and warrants using the treasury stock method.

         Fully diluted earnings per share amounts are determined in the same manner as primary earnings per share except that the period-end stock price is used and the number of shares is increased assuming conversion of the 7% Cumulative Convertible Redeemable Preferred ("7% Preferred") in 1994 and 1995 and the 14% Cumulative Redeemable Preferred ("14% Preferred") in 1996. Because the Company has a net loss, the impact of the assumed exercise of the stock options and warrants and the assumed conversion of the 7% Preferred and 14% Preferred is anti-dilutive and therefore is not included in the determination of the weighted average shares outstanding.

         The weighted average number of common shares outstanding in all periods has been adjusted to reflect the one for six (1:6) reverse stock split which was effective December 26, 1995.

    INCOME TAXES

         The Company utilizes the asset and liability method to account for income taxes whereby deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial reporting basis of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered and settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period in which the change is enacted.

    RECLASSIFICATIONS

         Certain amounts relating to 1994 and 1995 have been reclassified to conform to the current year presentation. The reclassifications have had no impact on total assets, shareholders' equity or net loss as previously reported.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

         The reported fair values of financial instruments are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 1995 and 1996, or that will be realized in the future. At December 31, 1995 and 1996, the difference between the estimated fair values of financial instruments and their carrying values was not material.

2.       ACQUISITIONS AND MERGERS

    TEXAS COINPHONE - JANUARY 14, 1997 ("TEXAS COINPHONE")

         The Company acquired 1,250 installed public pay telephones, parts and supplies inventories, and certain other assets for $3,660 and incurred related acquisition expenses of approximately $50.

    CHEROKEE COMMUNICATIONS, INC. - JANUARY 1, 1997 ("CHEROKEE")

         The Company acquired 13,949 public pay telephones, of which 726 were under contract waiting to be installed, for a purchase price consisting of:
$53,848 for the installed and uninstalled public pay telephones; $1,250 for non-competition agreements; contingent consideration (aggregating $6,000) payable $3,000 on January 3, 1998 if rate guidelines are not implemented in 1997 and $3,000 on January 3, 1999 if rate guidelines are not implemented in 1998; and incurred related acquisition expenses of approximately $1,125. Additionally, the Company acquired outstanding accounts receivable, prepaid expenses, deposits and coin in the installed pay telephones aggregating $5,888, and assumed accounts payable, accrued expenses, and vehicle debt aggregating $3,408.

    AMTEL COMMUNICATIONS SERVICES - SEPTEMBER 13, 1996 ("AMTEL")

         The Company acquired 6,872 installed public pay telephones and inventory consisting of approximately 728 public pay telephones and related parts. Amtel's assets were acquired for a purchase price consisting of $7,000 and 2,162,163 shares of Common Stock (valued by an independent consultant at $2.15 per share, or $4,638). Additionally, the Company incurred approximately $783 in related acquisition expenses.

    PAY PHONES OF AMERICA, INC. - AUGUST 1, 1996 ("POA")

         The Company acquired 3,115 installed public pay telephones for a purchase price consisting of: $500; 166,666 shares of Common Stock (valued by an independent consultant at $1.87 per share, or $312); assumption of $7,783 in capital lease obligations; $3,634 in notes payable to the sellers; the assumption of $1,779 in current liabilities and other debt; and two five-year non-competition and consulting agreements for an aggregate value of $360. Additionally, the Company incurred approximately $50 in related acquisition expenses.

    INTERNATIONAL PAY PHONES, INC. OF SOUTH CAROLINA ("IPP SC") AND INTERNATIONAL PAYPHONES, INC. OF TENNESSEE ("IPP TN") - MARCH 15, 1996 (REFERRED TO AS "IPP")

         The Company acquired 2,101 installed public pay telephones for a purchase price consisting of: $4,829; 555,589 shares of Common Stock (valued at $4.51 per share, or $2,506); 5,453 shares of 14% Preferred, valued at $246; 117,785 warrants to purchase shares of Common Stock at a nominal exercise price ("Nominal Value Warrants"), valued at $139; $57 for three five year non-compete agreements; and the assumption of approximately $588 in liabilities.

    PARAMOUNT COMMUNICATIONS, INC. - MARCH 15, 1996 ("PARAMOUNT")

         The Company acquired 2,528 installed public pay telephones for a purchase price consisting of: $10,397; 8,333 shares of 14% Preferred, valued at $376; 179,996 Nominal Value Warrants, valued at $443; the assumption of $245 in liabilities; and included a five year consulting and non-compete agreement, valued at $50.

    PUBLIC TELEPHONE CORPORATION - OCTOBER 16, 1995 ("PUBLIC TELEPHONE")

         The Company acquired 1,200 installed public pay telephones for a purchase price consisting of 304,879 shares of Common Stock (valued at $6.75 per share, or $2,058) and the assumption of $2,795 in liabilities. In connection with the acquisition, the Company entered into two five year non-compete agreements.

    WORLD COMMUNICATIONS, INC. - SEPTEMBER 22, 1995 ("WORLD")

         The Company acquired 3,237 installed public pay telephones for a purchase price consisting of: 402,500 shares of Common Stock (valued at $6.75 per share, or $2,717); 530,534 shares of 10% Non-voting Redeemable Preferred Stock ("10% Non-voting Preferred"), valued at $5,305, which were converted to 884,214 shares of Common Stock on June 28, 1996; and the assumption of $6,913 in liabilities.

    ALPHA PAY PHONES IV L.P. - MARCH 25, 1994 ("ALPHA")

         The Company acquired 2,155 installed public pay telephones for a purchase price consisting of: $2,300; a $1,100 note payable to the sellers; and the assumption of $2,200 in liabilities.

    PURCHASE PRICE ACCOUNTING

         The Company recorded each of the above acquisitions as purchases and has included the results of the acquired entities in the statements of operations from the respective dates of acquisition. The difference between the total purchase price and the current assets and liabilities assumed has been allocated to property and equipment, location contracts and non-compete agreements based on the relative fair values involved, fair values of location contracts being determined using discounted cash flows over the remaining estimated economic lives of the acquired location contracts. The amount of location contracts recorded for each acquisition and the estimated economic life of the acquired location contracts are as follows: Texas Coinphone $ 3,143, 101 months; Cherokee $43,976, 113 months; Amtel $10,136, 99 months; POA $12,054, 103 months; IPP $6,959, 97 months; Paramount $10,116, 109 months; Public Telephone $1,404, 103 months; World $7,156, 103 months; and Alpha $3,041, 60 months.

    PRO FORMA FINANCIAL DATA (UNAUDITED)

         Set forth below is the Company's unaudited pro forma condensed statement of operations data for the years ended December 31, 1994, 1995 and 1996, as though the Alpha acquisition had occurred at the beginning of 1994, the World and Public Telephone acquisitions had occurred at the beginning of 1994 and 1995, and the IPP, Paramount, POA and Amtel acquisitions had occurred at the beginning of 1995 and 1996:


                                                             1994        1995         1996
                                                             ----        ----         ----
       Total revenues..................................    $ 27,139   $ 59,515     $ 61,923
       Loss before extraordinary item..................      (4,772)   (15,364)     (15,882)
       Net loss........................................      (4,772)   (15,364)     (25,959)
       Net loss applicable to common
         shareholders..................................      (5,594)   (16,018)     (28,401)
       Net loss per common share.......................      ($2.57)    ($2.99)      ($4.13)

         The unaudited pro forma results above are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of 1994, 1995 or 1996, or of future results. The pro forma statement of operations data includes adjustments related to depreciation of property and equipment, amortization of intangible assets, interest expense on borrowings used to finance the acquisitions and the weighted average number of common shares outstanding after giving effect to the acquisitions and excludes the assets and results of operations not acquired.

3.       ACCOUNTS RECEIVABLE

         At December 31, 1995 and 1996, accounts receivable included $322 and $2,646, respectively, arising from dial-around compensation. Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under
Section 276 of the Telecommunications Act, the Company will receive $45.85 per telephone per month from November 6, 1996 through October 6, 1997 (as compared with the flat fee of $6.00 per telephone per month in place prior to November 6,
1996), and per-call compensation thereafter, at a rate initially set at $0.35 per call from October 7, 1997 to October 6, 1998 (as compared with the flat fee of $45.85 per telephone) and thereafter, at a per- call rate equal to the local coin rate for "dial-around" calls. A dial-around call occurs when a non-coin call is placed from the Company's public pay telephones which utilizes any carrier other than the presubscribed carrier (the Company's dedicated provider of long distance and operator calls). Such receivables are received quarterly in arrears.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                             Estimated                        December 31,
                                                            Useful Lives                      ------------
                                                             (in years)             1995                  1996
                                                             ----------             ----                  ----
         Telephone boards, enclosures and cases                   3-7         $         16,387    $         25,784
         Furniture, fixtures and other equipment                  3-5                      989               1,751
         Leasehold improvements                                   2-5                      232                 249
                                                                              ----------------    ----------------
                                                                                        17,608              27,784
             Less - accumulated depreciation                                           ( 3,509)            ( 8,541)
                                                                              ----------------    ----------------
                                                                              $         14,099    $         19,243
                                                                              ================    ================


       Depreciation expense, including amortization of assets under capital leases, was $1,179, $1,846 and $5,032 for the years ended December 31, 1994, 1995 and 1996, respectively.

       Effective January 1, 1997, the Company changed the estimated useful life of new telephones to ten years. The impact on depreciation for 1997 is not expected to be material.

5.      INTANGIBLE ASSETS

        Intangible assets consisted of the following:

                                                                                          December 31
                                                         Amortization                     -----------
                                                           Period                  1995                  1996
                                                       --------------         --------------      -----------
        Location contracts (Note 2)                     60-113 months         $       13,403      $     53,862
        Deferred financing costs                           120 months                      -             5,851
        Non-compete agreements                           24-60 months                  1,514             2,099
        State operating certifications                      60 months                    467               524
                                                                              --------------      ------------
                                                                                      15,384            62,336
        Less: accumulated amortization                                             (   3,792)         ( 10,192)
                                                                              --------------      ------------
                                                                              $       11,592      $     52,144
                                                                              ==============      =============

        Amortization of intangible assets amounted to $1,057, $2,537 and $7,767 for the years ended December 31, 1994, 1995 and 1996, respectively.

        During the fourth quarter of 1996, the Company performed a study of its location contracts acquired in business combinations. The Company determined that the economic life (economic life includes the estimated effect of the operation of the evergreen contract provisions, net of non-renewals) of a contract is greater than the remaining life based on contractual terms at the time of acquisition. Generally, location contracts are written such that they are "evergreen" and, accordingly, will automatically renew unless canceled by the location provider. The Company determined that the average remaining contractually determined life for a location contract ranged from 30 months to 36 months for its acquisitions. Based on the study performed, which analyzed historical renewal rates and contract terms, the economic life of acquired location contracts were determined to range from 60 months to 113 months. The Company adjusted its amortization periods for the acquired location contracts as of October 1, 1996. This adjustment had the effect of decreasing amortization and the net loss in the fourth quarter by approximately $663 or $0.12 per share. In addition, the results of operations in 1997 and 1998 will be improved by approximately $2,645 each year as a result of utilizing the longer location contract life.

6.      LONG-TERM DEBT

        Long-term debt consisted of the following:

                                                                                                    December 31
                                                                                                    -----------
                                                                                             1995                    1996
                                                                                         ------------             --------
        Note payable to two third party investors.  The principal due
             at the contractual maturity of April 1997 was $1,200.                         $   906                     -
        Notes payable to bank.                                                               2,340                     -
        Notes payable to former shareholders of World.                                         625                     -
        Notes payable to a service provider.                                                 1,402                     -
        Notes payable to sellers of Alpha.                                                     501                     -
        Notes payable to former shareholders of Public Telephone.                              293                     -
        Notes payable other.                                                                   854
        Senior notes due December 15, 2006 with interest at 12%
             payable semiannually.                                                               -           $   125,000
        Notes payable to directors and shareholders at an interest rate ranging from 9% to 13.25%, $1,733 repaid on March 15, 1996 and
             $337 converted into 124,747 shares
             of Common Stock on January 2, 1997.                                             1,733                   508
        Term notes payable to vendor in monthly installments
             ranging from $31 to $47 including interest at rates varying from
             10% to 13.75% secured by interest in underlying phones. On March
             15, 1996, the Company repaid $225, refinanced the remaining balance owed at 15% interest and the vendor
             released its security interest in the goods sold.                               1,066                   190
        Other notes payable due in monthly installments of up to $8
             (aggregating $19) with interest rates ranging from
             6.9% to 10.4%.                                                                    609                   585
                                                                                      ------------      ----------------
                                                                                            10,329               126,283
        Less current maturities                                                            ( 1,010)               (1,009)
                                                                                      ------------      ----------------
                                                                                      $      9,319      $        125,274
                                                                                      ===========       ================

        Following are maturities of long-term debt for each of the next five years:

                                                                                        Amount
                                                                                        ------
                        1997                                                  $          1,009
                        1998                                                               198
                        1999                                                                71
                        2000                                                                 5
                        2001                                                                 -
                                                                               ---------------
                                                                              $          1,283
                                                                               ===============

     SENIOR 12% NOTES

        On December 18, 1996, the Company completed a public debt offering of $125,000 aggregate principal amount 12% Senior Notes, due 2006, with interest payable semiannually on June 15 and December 15. The net proceeds of $119,149 were used to complete the Cherokee and Texas Coinphone acquisitions in January 1997, and to repay the outstanding indebtedness under the Credit Agreement, certain capitalized lease obligations and the Sellers' notes incurred in the acquisition of POA. The remaining proceeds are available for general corporate purposes and working capital. The Senior 12% Notes contain covenants which, among other things, limit the Company's ability to incur additional indebtedness or pay dividends and which require the Company, in the event of a change in control of the Company, to offer to purchase the Senior 12% Notes for 101% of their aggregate outstanding principal value plus accrued and unpaid interest.

     CREDIT FACILITY REPAID ON DECEMBER 18, 1996

        In a transaction consummated on March 15, 1996, the Company borrowed $30,531 (out of a total credit facility ("Credit Facility") commitment of $37,250) from Internationale Nederlanden (U.S.) Capital Corporation and one other lender (collectively know as the "Lenders"). The Company used the funds to complete the Paramount and IPP acquisitions, to repay all outstanding long-term debt and capital lease obligations which had a secured interest in the Company's installed phones at March 15, 1996, redeem the 10% Preferred, 7% Preferred and 8% Preferred and to pay related transaction fees. In connection with the repayments, the Company recorded an extraordinary loss of $267, or $0.05 per share. All of the Company's installed phones were pledged as collateral to the Credit Facility. On September 13, 1996, concurrent with the acquisitions of Amtel and POA, the Lenders amended the Credit Facility, increasing the maximum borrowings available under the Credit Facility to $41,000. The Company then borrowed an additional $8,777 and used $5,950 of the proceeds to complete the Amtel and POA acquisitions and the remaining proceeds for working capital and payment of certain related acquisition expenses. Subsequently, the Credit Facility was further amended to $43,000. The Company repaid the Credit Facility on December 18, 1996 and recognized an extraordinary loss of $9,810, or $1.79 per share, consisting primarily of the write-off of the remaining unamortized value assigned to the Nominal Value Warrants and related unamortized deferred financing costs.

     The majority of the Credit Facility ($29,000) was convertible into Series B Preferred at the ratio of 833 shares for each $100 in outstanding debt and interest. Concurrent with the repayment of the Credit facility on December 18, 1996, the Series B Preferred was canceled. Additionally, the Lenders received warrants to purchase 204,824 shares of Series A Preferred at an exercise price of $0.20 per share. Each share of Series A Preferred is convertible into 20 shares of Common Stock. The debt under the Credit Agreement was initially recorded net of an allocation of the fair value of the Lender's Warrants, such fair value being determined using the Black-Scholes valuation model.

        On March 15, 1996, concurrent with the consummation of the Credit Facility, the Company redeemed the 10%, 8% and 7% Preferred through cash payments of $1,117 and the issuance of 34,434 shares of 14% Preferred. In the aggregate, $6,475 of the Company's outstanding obligations, including portions of the purchase price for the pending acquisitions, was liquidated by issuing 107,918 shares of 14% Preferred. The $2,002 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders.

7.      LEASES

     OPERATING LEASES

        The Company leases its corporate offices and other locations, office equipment and vehicles under noncancellable operating leases expiring at various times through 1999.

Future minimum noncancellable payments under operating leases are as follows:

                        1997                          $ 606
                        1998                            213
                        1999                             79
                        2000                             25
                        2001                             13

        Rent expense under all operating leases was $335, $364 and $474 for the years ended December 31, 1994, 1995 and 1996, respectively.

     CAPITAL LEASES

        During 1995 and 1996, as part of the acquisitions of World, Public Telephone, IPP and POA, the Company assumed capital lease obligations. Leased assets include installed public pay telephones, office equipment and vehicles. As of December 31, 1996, the Company had paid off all capital leases secured by installed public pay telephones.

        Assets recorded under capital leases are as follows:

                                                                                           December 31
                                                                                           -----------
                                                                                     1995               1996
                                                                               ---------------    ----------
             Telephone boards, enclosures and cases                           $          9,429   $         -
             Office equipment                                                              170           721
                                                                               ----------------  -----------
                                                                                         9,599           721
             Less accumulated amortization                                                (617)         (272)
                                                                               ----------------  -----------
                                                                              $          8,982   $       449
                                                                               ===============    ==========

        The Company repaid $11,149 of the outstanding obligations under capital leases during 1996. Following are maturities of capital lease obligations for each of the next five years:

                        1997                                                    $          138
                        1998                                                                86
                        1999                                                                15
                        2000                                                                 3
                        2001                                                                 -
                                                                                 -------------
                                                                                $          242
                                                                                 =============


8.      INCOME TAXES

        No provisions for income tax were required and no income taxes were paid for the years ended December 31, 1994, 1995 or 1996 because of operating losses generated by the Company. Deferred tax assets and (liabilities) are as follows:

                                                                                        December 31,
                                                                                    1995               1996
                                                                                    ----               ----

       Federal net operating loss carryforward                                $        7,206    $    25,174
       Depreciation and amortization                                                   1,291          9,517
       Bad debts                                                                          31             68
       Other                                                                               6              5
                                                                              --------------    -----------
       Gross deferred tax assets                                                       8,534         34,764
       Accruals                                                                         (117)          (350)
       Deferred sales commissions                                                       (255)           (30)
       Valuation allowance on deferred tax assets                                     (8,162)       (34,384)
                                                                              --------------    ------------
             Net deferred tax assets                                          $            -    $         -
                                                                              ==============    ============

        A valuation allowance has been provided against the net deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The net operating loss carryforwards, if not utilized, will expire between the years 2002-2010. Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss carryforwards in years subsequent to significant changes in ownership. As a result of the Company's Initial Public Offering in 1988 and certain other transactions, including acquisitions utilizing the Company's Common Stock and the Company Equity Offering (Note 10), changes in ownership have occurred resulting in significant limitations on the use of net operating loss carryforwards. The extent of limitations as a result of significant changes in ownership has not been determined by the Company.

9.      PREFERRED STOCK MANDATORILY REDEEMABLE

        Preferred stock mandatorily redeemable consisted of the following:

                                                                                             December 31
                                                                                             -----------
                                                                                       1995                1996
                                                                                   -------------      ---------
       14%   Cumulative Redeemable Convertible Preferred Stock ($60 stated value
             - 200,000 shares authorized; 107,918 shares issued and outstanding;
             cumulative dividends issuable of 12,469 shares, valued at $337;
             mandatory redemption amount of $7,223 due June 30, 2000)                        -           $6,708

        The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount through monthly accretions using the interest method. For the year ended December 31, 1996, the carrying value of the 14% Preferred was increased by $102 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.

10. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

        Non-mandatorily Redeemable Preferred Stock, Common Stock and Other Shareholders' Equity consisted of the following:

                                                                                           December 31
                                                                                           -----------
                                                                                  1995                   1996
                                                                              -------------         ---------
        10%  Cumulative Non-voting Redeemable Preferred Stock
             ($10 stated value - 550,000 shares authorized;
             530,534 shares issued and outstanding at
             December 31, 1995.                                               $    5,305                   -
        10% Cumulative Redeemable Preferred Stock
             ($1,000 stated value - 3,880 shares authorized;
             1,496 shares issued and outstanding at
             December 31, 1995.                                                        -                   -
        8% Cumulative Redeemable Preferred Stock
             ($100 stated value - 16,000 shares authorized;
             12,200 shares issued and outstanding at
             December 31, 1995.                                                      981                   -
        7% Cumulative Convertible Redeemable Preferred Stock
             ($100 stated value - 2,500 shares authorized, issued
             and outstanding at December 31, 1995.                                   200
        Series A Special Convertible Preferred Stock
             ($0.20 par value, $0.20 stated value - 250,000
             shares authorized; no shares issued)                                      -                  -
        Common Stock
             ($0.01 par value - 50,000,000 shares authorized;
             2,855,350 and 14,488,828 shares issued and
             outstanding at December 31, 1995 and 1996, respectively).                29         $       145
        Additional paid-in capital                                                16,650              59,104
        Accumulated deficit                                                    (  13,454)       (     42,544)
                                                                               ---------         -----------
                                                                              $    9,711         $    16,705
                                                                               =========          ===========

         On February 23, 1996, the Company created three new classes of preferred stock: (i) Series A Preferred; (ii) Series B Preferred; and (iii) 14% Preferred.

         On March 15, 1996, concurrent with entering into the Credit Facility, the Company redeemed the 10%, 8% and 7% Preferred for cash payments aggregating $1,117 and 34,436 shares of 14% Preferred. In the aggregate, $6,269 of the Company's outstanding obligations, including portions of the purchase price for the IPP and Paramount acquisitions, was liquidated by issuing 107,918 shares of 14% Preferred. The $2,002 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders.

         On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10%, 8% and 7% Preferred, and conversion of certain related party debt of the Company to the 14% Preferred. The Nominal Value Warrants expire on March 13, 2001. An independent actuary estimated the fair market value of the Nominal Value Warrants to be $4,975, using the Black-Scholes valuation method, of which $3,886 (the amount attributable to the Nominal Value Warrants provided to related parties in connection with the redemption of the 10%, 8% and 7% Preferred shares and conversion of certain debt) was recorded as an other expense in the Company's statement of operations.

         On June 27, 1996, the shareholders of the Company approved an amendment to the Articles of Incorporation which authorizes the Company to have outstanding 60,000,000 shares; of which 50,000,000 shares are to be classified as Common Stock and 10,000,000 shares as Preferred Stock.

     COMPANY EQUITY OFFERING

         On December 18, 1996, the Company sold 6,750,000 shares of Common Stock at the price of $3.00 per share or $18,295 net of offering expenses. On January 29, 1997, the Company issued an additional 1,012,500 shares of Common Stock and received net proceeds of $2.79 per share or $2,824.

     COMMON STOCK SHARES RESERVED FOR POSSIBLE ISSUANCE

         As of December 31, 1996, the Company had reserved 9,456,295 shares of Common Stock for issuance under the following scenarios: (i) exercise of warrants to purchase 204,824 shares of Series A Preferred Stock, immediately convertible into 4,096,480 shares of Common Stock; (ii) conversion of 120,387 shares of 14% Preferred into 1,203,871 shares of Common Stock; (iii) exercise of 983,805 Nominal Value Warrants; (iv) exercise of 1,128,309 warrants; (v) the exercise of 1,031,330 stock options; and (vi) 1,012,500 shares pursuant to the Underwriters' over-allotment option which was exercised on January 29, 1997. Substantially all of the shares reserved for future issuance were registered on January 24, 1997.

     PREFERRED STOCK DIVIDENDS

         On December 31, 1994 and 1995, the Company had dividends in arrears payable to preferred shareholders in the aggregate amount of $546 and $827, respectively. On March 15, 1996, the 10%, 8% and 7% Preferred and dividends in arrears were either paid or converted to 14% Preferred.

     SALES AND ISSUANCES OF COMMON STOCK

         Sales to directors, creditors and affiliates of the Company during 1995 were made at prices per share below the quoted market values (based on prices calculated by the Company's investment advisor) of the Company's Common Stock on the dates of the transactions. No expense was recognized by the Company as the Company believes that the discount associated with these sales reflected the impact on quoted market value of issuing unregistered shares.

         On December 31, 1996, the Company converted $248 of debt owed to a related party into 99,119 shares of Common Stock or $2.50 per share, representing the market price of the Common Stock on the day the Company's Board of Directors approved the conversion.

     STOCK WARRANT ACTIVITY

         Stock warrant activity during 1994, 1995 and 1996 was as follows:

                                                                   Number            Weighted Average
                                                                  of Shares           Exercise Price
                                                                  ---------           --------------

               BALANCE, DECEMBER 31, 1993                            59,050              $  8.50
               Granted:
                 To officers of the Company                          24,705                 6.00
                 To lenders                                          63,523                11.12
                                                                -----------
               Total Granted                                         88,228                 9.68
               Exercised                                            (35,000)                7.54
               Canceled                                                   -                    -
                                                                -----------
               BALANCE, DECEMBER 31, 1994                           112,278                 9.73
               Granted:
                 To the Company's investment advisor                166,666                 6.00
                 To officers of the Company                          47,582                 5.74
                 To lenders                                         277,876                 5.71
                                                                -----------
               Total Granted                                        492,124                 5.81
               Exercised                                                  -                    -
               Canceled                                             (24,051)                9.90
                                                                ------------
               BALANCE, DECEMBER 31, 1995                           580,351                 6.40
               Granted:
                 Nominal Value Warrants                           2,018,942                 0.01
                 Pursuant to anti-dilution provisions               322,958                 2.37
                 To vendors                                         400,000                 6.00
                                                                -----------
               Total Granted                                      2,741,900                 1.16
               Exercised                                         (1,035,137)                0.01
               Canceled                                            (175,000)                6.00
                                                                ------------
               BALANCE, DECEMBER 31, 1996                         2,112,114              $  2.40
                                                                ===========

         The estimated fair value of the warrants on the date of grant for the warrants issued to the investment advisor has been included in the determination of World's purchase price. The fair value of warrants issued to lenders has been recorded based on the relative fair values of the warrants and the related debt on the grant date. The difference between the recorded value and the face value of the debt has been recorded as an adjustment to interest expense using the interest method. The difference between the intrinsic value and the exercise price of the warrants issued to officers of the Company was not material. All warrants outstanding at each period end are exercisable.

     STOCK OPTION ACTIVITY

         Options are granted by the Company at the discretion of the Board of Directors to employees, officers, directors and others, and generally are exercisable immediately upon issuance, have terms of three to five years and are issued with exercise prices at or sightly below quoted market value of the Company's Common Stock on the date of grant. At December 31, 1995 and 1996, 435,243 options and 1,021,330 options, respectively, were exercisable.




         Stock option activity during 1994, 1995 and 1996 was as follows:

                                                                   Number            Weighted Average
                                                                  of Shares           Exercise Price
                                                                  ---------           --------------

               BALANCE, DECEMBER 31, 1993                           416,306              $  6.62
               Granted:
                 To the Company's directors for services             49,259                10.67
                 To the Company's investment advisors                31,833                15.22
                 To lenders                                          16,666                10.20
                                                                -----------
               Total Granted                                         97,758                12.07
               Exercised                                           ( 52,930)                5.47
               Canceled                                           (  24,999)                8.87
                                                                -----------
               BALANCE, DECEMBER 31, 1994                           436,135                 7.85
               Granted:
                 To officers of the Company                         159,165                 6.00
                 To employees of the Company                          9,208                 6.00
                                                                -----------
               Total Granted                                        168,373                 6.00
               Exercised                                            ( 8,334)                4.20
               Canceled                                          (  124,410)               10.49
                                                                -----------
               BALANCE, DECEMBER 31, 1995                           471,764                 6.56
               Granted:
                 Contractual settlement with former executive         5,000                 6.00
                 Pursuant to anti-dilution provisions               556,898                 2.11
                                                                -----------
               Total Granted                                        561,898                 2.14
               Exercised                                                  -                    -
               Canceled                                            ( 12,332)                6.00
                                                                -----------
               BALANCE, DECEMBER 31, 1996                         1,021,330              $  2.98
                                                                ===========

     STOCK BASED COMPENSATION

        Under SFAS No. 123 "Accounting for Stock-Based Compensation," the fair value of each option and warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value: (i) dividend yield of 0%; (ii) risk-free interest rates of 6.29% for 1995 and 6.20% for 1996; expected life equal to the period of time remaining in which the options or warrants can be exercised; and expected volatility of 76% in 1995 and 99% in 1996. Compensation cost charged to operations was $42 in 1995 and $0 in 1996. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and the loss per share would have increased as follows:

                                                                    1995               1996
                                                                    ----               ----
         Net loss:
             As reported                                          $(6,110)           $(26,649)
             Pro forma                                             (7,680)            (29,930)
         Loss per share:
             As reported                                            (3.29)              (5.29)
             Pro forma                                              (3.94)              (5.45)

         Weighted average fair value of options and warrants granted during:

                  1995             $  3.63
                  1996             $  1.76

     The following is a summary of the status of options and warrants outstanding at December 31, 1996:

                                                              Weighted Average
                   Exercise Price                                 Remaining          Weighted Average
                        Range                  Number         Contractual Life        Exercise Price
                        -----                  ------         ----------------        --------------
                  $  0.00 - $0.01             983,805            4.2 years              $ 0.01
                     1.06 -  2.75           1,459,776            4.1 years                2.22
                     4.50 -  6.00             596,365            2.5 years                5.92
                     7.50 -  9.00              22,499            1.0 years                7.85
                    12.75 - 19.50              70,999            0.9 years               16.51


11.      COMMITMENTS AND CONTINGENCIES

     SEVERANCE AGREEMENTS

         During 1996, the Company settled the amounts owed under Separation Agreements with three of its former officers. Under the terms of the Separation Agreements, the Company was obligated to pay the former officers the remainder of their employment agreements and the Company agreed to accelerate the vesting of options for 631,627 shares of the Company's Common Stock at $1.20 to $5.31 per share.

     CONTINGENCIES

         The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management's opinion all such outstanding matters of which the Company has knowledge, have been reflected in the financial statements and are covered by insurance or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

12.      MAJOR CUSTOMER

         One customer accounted for 18%, 15% and 5% of the Company's total revenues for the years ended December 31, 1994, 1995 and 1996, respectively.

13.      OTHER REVENUES AND OTHER UNUSUAL CHARGES AND CONTRACTUAL SETTLEMENTS

         Other revenues in 1996 includes $900 of income relating to amortization of deferred revenue received as a result of signing a services agreement with an operator service provider.

         Other unusual charges and contractual settlements is compromised of:

                                                                                  December 31
                                                                             ----------------
                                                                           1994     1995      1996
                                                                           ----     ----      ----
             Settlement of employee contractual obligations                   -   $ 1,316   $   342
             Other contractual settlements                                    -       162       211
             Ordinary loss on early repayment of debt                         -         -       631
             Nominal Value Warrants                                           -         -     3,886
             Changes to the operations of the Company                         -       692     1,002
                                                                           -----   ------    ------
                                                                         $    -   $ 2,170   $ 6,072
                                                                         =======   =======  =======

14.      SUBSEQUENT EVENTS

         On March 14, 1997, the Company signed a definitive merger agreement with Communications Central, Inc. ("CCI") pursuant to which the Company will acquire 6,054,556 shares of CCI's issued and outstanding common stock and 1,137,282 outstanding options and warrants for $12.85 per share in cash. The transaction, including debt to be assumed or refinanced and excluding related fees, is valued at approximately $165,000. The tender offer is conditioned upon, among other things, 75% of the outstanding CCI shares, on a fully diluted basis, being tendered and the receipt by the Company of financing sufficient to enable it to consummate the transaction. CCI operates a network of approximately 26,000 installed public pay telephones and inmate telephones. Pursuant to the merger agreement, the Company deposited $5,000 into escrow which is refundable in the event that 50.1% of CCI's outstanding shares, on a fully diluted basis, are not tendered.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PHONETEL TECHNOLOGIES, INC.

March 19, 1997                               By:   /s/ Peter G. Graf
                                             -----------------------
                                             Peter G. Graf
                                             Chairman of the Board and
                                             Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                 Title                       Date
----                                                 -----                       ----
 /s/ Peter G. Graf                      Chairman of the Board,              March 19, 1997
----------------------------------      Chief Executive Officer,
Peter G. Graf                           and Director


 /s/ Richard Kebert                     Chief Financial Officer and         March 19, 1997
----------------------------------      Treasurer
Richard Kebert

 /s/ Nickey B. Maxey                    Director and                        March 19, 1997
----------------------------------      Vice Chairman
Nickey B. Maxey

 /s/ Stuart Hollander                   Director                            March 19, 1997
----------------------------------
Stuart Hollander

 /s/ Joseph Abrams                      Director                            March 19, 1997
----------------------------------
Joseph Abrams

 /s/ George Henry                       Director                            March 19, 1997
----------------------------------
George Henry

 /s/ Aron Katzman                       Director                            March 19, 1997
----------------------------------
Aron Katzman

 /s/ Steven Richman                     Director                            March 19, 1997
----------------------------------
Steven Richman


                                 EXHIBIT INDEX
                                 -------------

10.80 Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and Communications Central Inc. dated as of March 14, 1997

21.1     Subsidiaries of PhoneTel Technologies, Inc.

27       Financial Data Schedule