Form 10QSB
period 1997-03-31
PHONETEL TECHNOLOGIES INC
filed 1997-04-29
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


                                   (Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                                 ---------------

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       FOR THE TRANSITION PERIOD FROM __ TO__ .

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             OHIO                                      34-1462198
             ----                                      ----------
 (STATE OF OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

1127 EUCLID AVENUE, SUITE 650, STATLER OFFICE TOWER               44115-1601
---------------------------------------------------               ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


                                 (216) 241-2555
                                 --------------

                (ISSUER S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF APRIL 10, 1997, 16,097,200 SHARES OF THE REGISTRANT'S COMMON STOCK $.01 PAR VALUE, WERE OUTSTANDING.



       Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                     ---   ---

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997


                                      INDEX



                                                                                           Page No.
PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets as of December 31, 1996
                        and March 31, 1997...................................................   3

                     Statements of Consolidated Operations for the Three
                        Months Ended March 31, 1996 and 1997.................................   4

                     Statements of Changes in Mandatorily Redeemable Preferred
                        Stock as of December 31, 1996 and March 31, 1997.....................   5

                     Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
                        Common Stock and Other Shareholders' Equity as of
                        December 31, 1996 and March 31, 1997.................................   6

                     Statements of Consolidated Cash Flows for the Three
                        Months Ended March 31, 1996 and 1997.................................   7

                     Notes to Consolidated Financial Statements..............................   8

            Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations........................  12

Part II. Other Information

            Item 6.  Exhibits and Reports on Form 8-K........................................  16

Signatures..................................................................................   19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        (UNAUDITED)
                                                        DECEMBER 31,     MARCH 31,
                                                            1996           1997
                                                        ------------    ----------
ASSETS
Current assets:
  Cash                                                      $46,438       $9,468
  Accounts receivable, net of allowance for doubtful
      of $92 and $338, respectively                           3,749       13,974
  Other current assets                                          283          764
                                                           --------     --------
         Total current assets                                50,470       24,206
Property and equipment, net                                  19,243       26,123
Intangible assets, net                                       52,144      104,945
Other assets                                                    283          785
Acquisition deposits                                            520       11,000
Restricted cash equivalents                                  37,110           --

                                                           --------     --------
                                                           $159,770     $167,059
                                                           ========     ========
LIABILITIES AND  EQUITY
Current liabilities:
  Current portion:
      Long-term debt                                         $1,009         $730
      Obligation under capital leases                           138          118
  Accounts payable                                            5,003        5,263
  Accrued expenses
      Location commissions                                    1,767        2,218
      Personal property and sales tax                         1,071        1,264
      Interest                                                  774        4,333
      Salaries, wages and benefits                              574          799
      Other                                                     643          983
                                                           --------     --------
         Total current liabilities                           10,979       15,708

Long-term debt - others                                     125,274      125,802
Obligations under capital leases                                104           79
Commitments and contingencies                                    --           --

14% cumulative preferred stock mandatorily redeemable
     (redemption amount $7,476 due June 30, 2000)             6,708        6,906

Non-mandatorily redeemable preferred stock,
     common stock and other shareholders' equity             16,705       18,564

                                                           --------     --------
                                                           $159,770     $167,059
                                                           ========     ========


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                  (UNAUDITED)
                                                          THREE MONTHS ENDED MARCH 31,
                                                            1996               1997
                                                        ------------      --------------
REVENUES:
 Coin calls                                                  $4,452           $14,127
 Non-coin telecommunication services                          2,155            13,211
 Other                                                           --               320
                                                        -----------      ------------
                                                              6,607            27,658
                                                        -----------      ------------
COSTS AND EXPENSES:
 Line and transmission charges                                1,605             6,179
 Telecommunication and validation fees                          975             2,846
 Location commissions                                         1,016             3,169
 Field operations                                             1,404             5,819
 Selling, general and administrative                          1,009             1,976
 Depreciation and amortization                                2,086             5,296
 Other unusual charges and contractual settlements            4,803                --
                                                        -----------      ------------
                                                             12,898            25,285
                                                        -----------      ------------

Income (loss) from operations                                (6,291)            2,373
                                                        -----------      ------------

OTHER INCOME (EXPENSE):
 Interest expense                                              (504)           (3,800)
 Interest income                                                 --               279
                                                        -----------      ------------
                                                               (504)           (3,521)
                                                        -----------      ------------

Loss before extraordinary item                               (6,795)           (1,148)

Extraordinary item:
 Loss on early extinguishment of debt                          (177)               --
                                                        -----------      ------------

NET LOSS                                                    ($6,972)          ($1,148)
                                                        ===========      ============


Earnings per share calculation:
 Preferred dividend payable in kind                             (27)             (147)
 Accretion of 14% Preferred to its redemption value              --               (50)
 Premium on redemption of 10%, 8% and 7% Preferred           (2,002)               --
                                                        -----------      ------------

Net loss applicable to common shareholders                  ($9,001)          ($1,345)
                                                        ===========      ============

Net loss per common share before extraordinary item          ($2.99)           ($0.09)
                                                        ===========      ============

Net loss per common share                                    ($3.05)           ($0.09)
                                                        ===========      ============

Weighted average number of shares                         2,955,894        15,525,902
                                                        ===========      ============




   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                 (UNAUDITED)
                                                         YEAR ENDED           THREE MONTHS ENDED
                                                     DECEMBER 31, 1996        MARCH 31, 1997
                                                     -------------------  ---------------------
                                                     SHARES      AMOUNT     SHARES       AMOUNT
                                                     ------  -----------  -----------  --------

14 % CUMULATIVE REDEEMABLE
       CONVERTIBLE PREFERRED STOCK
       Balance at beginning of year                       --         --     120,387     $6,708
       Redemption of 7%, 8%, and 10%  Preferred       34,436     $2,066          --         --
       Conversion of debt                             59,695      3,581          --         --
       Acquisitions                                   13,787        622          --         --
       Dividends payable-in-kind                      12,469        337       4,214        148
       Accretion of carrying value to amount
         payable at redemption  on June 30, 2000          --        102          --         50

Total Mandatorily Redeemable
                                                     -------     ------     -------     ------
       Preferred Stock                               120,387     $6,708     124,601     $6,906
                                                     =======     ======     =======     ======

















   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
       COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                   (UNAUDITED)
                                                                 YEAR ENDED                    THREE MONTHS ENDED
                                                              DECEMBER 31, 1996                  MARCH 31, 1997
                                                   ----------------------------------  --------------------------------
                                                         SHARES           AMOUNT           SHARES            AMOUNT
                                                   ----------------  ----------------  ---------------  ----------------

SERIES A SPECIAL CONVERTIBLE
    PREFERRED STOCK
    Balance at beginning of year                                 -                 -                -                 -
    Exercise of warrants                                         -                 -           12,500                $3
    Conversion to common stock                                   -                 -          (12,500)               (3)
                                                   ----------------  ----------------  ---------------  ----------------
    Balance at end of period                                     -                 -                -                 -
                                                   ================  ----------------  ===============  ----------------

COMMON STOCK
    Balance at beginning of year                         2,855,350                29       14,488,828              $145
    Company Equity Offering                              6,750,000                68        1,012,500                10
    Exercise of warrants and options                     1,035,137                10          221,125                 2
    Acquisitions                                         2,860,608                28                -                 -
    Conversion of 10% Non-voting Preferred                 884,214                 9                -                 -
    Conversion of Series A Preferred                             -                 -          250,000                 3
    Other issuances of stock                               103,519                 1          124,747                 1
                                                   ----------------  ----------------  ---------------  ----------------
    Balance at end of period                            14,488,828               145       16,097,200               161
                                                   ================  ----------------  ===============  ----------------

ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of year                                              16,650                             59,104
    Company Equity Offering                                                   18,228                              2,815
    Acquisitions                                                               8,010                                  -
    Warrants issued with debt                                                  6,412                                  -
    Conversion of 10% Non-voting Preferred                                     5,296                                  -
    Issuance of Nominal Value Warrants                                         4,241                                  -
    Other issuances of stock                                                     267                                373
                                                                     ----------------                   ----------------
    Balance at end of period                                                  59,104                             62,292
                                                                     ----------------                   ----------------

ACCUMULATED DEFICIT
    Balance at beginning of year                                             (13,454)                           (42,544)
    Net loss for the period                                                  (26,649)                            (1,148)
    14% Preferred dividends payable-in-kind
       and accretion                                                            (439)                              (197)
    Redemption of 7%, 8%, and 10% Preferred                                   (2,002)                                 -
                                                                     ----------------                   ----------------
    Balance at end of period                                                 (42,544)                           (43,889)
                                                                     ----------------                   ----------------

Total Non-mandatorily Redeemable
       Preferred Stock, Common Stock and
       Other Shareholders' Equity                                            $16,705                            $18,564
                                                                     ================                   ================







   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           (UNAUDITED)
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                      1996            1997
                                                                                    --------        --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                                           ($6,972)      ($1,148)
  Adjustments to reconcile net loss to net cash flow from operating activities:
      Depreciation and amortization                                                    2,085         5,296
      Issuance of Nominal Value Warrants                                               3,886            --
      Stock issued in lieu of cash payments                                               21            --
      Accretion of related parties debt                                                   80            --
      Accretion of other debt                                                             46             3
      Loss on debt restructuring                                                         248            --
      Increase in allowance for doubtful accounts                                         61           243
      Amortization of deferred revenues                                                   --          (300)
      Changes in assets and liabilities net of effects of acquisitions:
         Net change in current assets                                                   (432)       (5,902)
         Net change in current liabilities                                              (686)        1,951
                                                                                    --------      --------
                                                                                      (1,663)          143
                                                                                    --------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions                                                                       (14,379)      (63,258)
  Acquisition deposits                                                                  (300)      (11,000)
  Deferred charges on pending acquisitions                                                --           (41)
  Deferred revenues - signing bonus                                                    1,200            --
  Deferred charges - commissions and signing bonuses                                    (128)         (426)
  Change in other assets                                                                 277            (2)
  Escrowed cash equivalents - Cherokee acquisition                                        --        37,110
  Purchases of property and equipment                                                   (323)         (983)
                                                                                    --------      --------
                                                                                     (13,653)      (38,600)
                                                                                    --------      --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from debt issuances                                                        30,531            69
  Proceeds from shareholder debt                                                         550            --
  Principal payments on borrowings                                                    (9,886)         (600)
  Proceeds from issuance of common stock                                                  --         2,825
  Debt Offering expenses                                                                  --          (812)
  Debt financing costs                                                                (3,466)           --
  Redemption of 10% Preferred and 8% Preferred                                        (1,117)           --
  Proceeds from warrant and option exercises                                              --             5
                                                                                    --------      --------
                                                                                      16,612         1,487
                                                                                    --------      --------

(Decrease) increase in cash                                                            1,296       (36,970)
Cash at beginning of period                                                              713        46,438
                                                                                    --------      --------
Cash at end of period                                                                 $2,009        $9,468
                                                                                    ========      ========





   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 FOR THE QUARTER ENDED MARCH 31, 1997
(IN THOUSANDS OF DOLLARS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE,  SHARE AND
 PER SHARE AMOUNTS)
-------------------------------------------------------------------------------
1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

         Certain amounts relating to 1996 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders' equity or net loss as previously reported.

2.    ACQUISITIONS AND MERGERS

         Acquisitions completed during the three months ended March 31, 1997:

         COINLINK, LLC - FEBRUARY 14, 1997 ("COINLINK")
         The Company acquired 300 installed public pay telephones for $938 and approximately $4 in related acquisition expenses.

         RSM COMMUNICATIONS, INC.- JANUARY 31, 1997 ("RSM")
         The Company acquired 292 installed public pay telephones for $1,054 and incurred acquisition expenses of approximately $7.

         AMERICOM, INC. - JANUARY 17, 1997 ("AMERICOM")
         The Company acquired 99 installed public pay telephones for $264 and incurred acquisition costs of $10.

         TEXAS COINPHONE - JANUARY 14, 1997 ("TEXAS COINPHONE")
         The Company acquired 1,250 public installed pay telephones, parts and supplies inventories, and certain other assets for $3,663 and incurred related acquisition expenses of approximately $50.

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

         Acquisitions completed during the year ended December 31, 1996:

         AMTEL COMMUNICATIONS SERVICES - SEPTEMBER 13, 1996 ("AMTEL")
         The Company acquired 6,872 installed public pay telephones and inventory consisting of 728 public pay telephones and related parts. Amtel's assets were acquired for a purchase price consisting of $7,000 and 2,162,163 shares of Common Stock (valued by an independent consultant at $2.15 per share, or $4,638). Additionally, the Company incurred approximately $783 in related acquisition expenses.

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

         The Company acquired 2,101 installed public pay telephones for a purchase price consisting of: $4,829; 555,589 shares of Common Stock (valued at $4.51 per share, or $2,506); 5,453 shares of 14% Preferred, valued at $246; and 117,785 warrants to purchase shares of Common Stock at a nominal exercise price per share ("Nominal Value Warrants"), valued at $139; $57 for three five year non-competition agreements; and the assumption of approximately $588 in liabilities.

         PARAMOUNT COMMUNICATIONS, INC. - MARCH 15, 1996 ("PARAMOUNT")
         The Company acquired 2,528 installed public pay telephones for a purchase price consisting of: $10,397; 8,333 shares of 14% Preferred, valued at $376; 179,996 Nominal Value Warrants, valued at $443; the assumption of $245 in liabilities; and included a five year consulting and non-competition agreement, valued at $50.

         PURCHASE PRICE ACCOUNTING

         The above transactions have been accounted for as purchases and have been included in the results of operations from the respective dates of acquisition. The difference between the total purchase price and the current assets and liabilities assumed has been allocated to property and equipment, location contracts and non-compete agreements based on the relative fair values, fair values of location contracts being determined using discounted cash flows over the remaining estimated economic lives of the acquired location contracts. The amount of the location contracts and non-competition agreements recorded for each acquisition and the estimated economic life of the acquired location contracts are as follows: Coinlink $838, 103 months; RSM $949, 112 months; Americom $243, 120 months; Texas Coinphone $3,144, 101 months; Cherokee $50,311, 113 months; Amtel $10,136, 99 months; POA $12,054, 103 months; IPP $6,959, 97 months; and Paramount $10,116, 109 months. Acquired property and equipment is depreciated over three to five years.

         PRO FORMA FINANCIAL DATA (UNAUDITED)

         Set forth below is the Company's unaudited pro forma condensed statement of operations data as though the IPP, Paramount, POA, Amtel, Cherokee, Texas Coinphone, Americom, RSM and Coinlink acquisitions had occurred at the beginning of 1996 and as though the Texas Coinphone, Americom, RSM and Coinlink acquisitions had occurred at the beginning of 1997.


                                  Pro Forma Selected Results of Operations Data
                                         Three Months Ended March 31,
                                         ----------------------------
                                              1996          1997
                                              ----          ----
Total revenues                              $22,789       $27,658
Net loss before extraordinary                (9,992)       (1,148)
Net loss                                    (10,169)       (1,148)
Net loss applicable to
  common shareholders                       (12,302)       (1,345)
Net loss per common share                     (1.02)        (0.09)


         The unaudited pro forma results above are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of 1996 or 1997, or of future results. The pro forma statement of operations data includes adjustments related to the depreciation and amortization of tangible and intangible assets, interest expense on borrowings used to finance the acquisitions and the weighted average number of common shares outstanding after giving effect to the acquisitions and excludes the assets and results of operations not acquired.

2.    PENDING ACQUISITIONS

         COMMUNICATIONS CENTRAL, INC. ("CCI")
         On March 14, 1997, the Company signed a definitive merger agreement with CCI pursuant to a tender offer whereby the Company will acquire 6,054,556 shares of CCI's issued and outstanding common stock and 1,137,282 outstanding options and warrants for $12.85 per share in cash. The total cost of the transaction, including debt to be assumed or refinanced and excluding related fees, is approximately $172,000. The tender offer is conditioned upon, among other things, 75% of the outstanding CCI shares, on a fully diluted basis, being tendered and the receipt by the Company of financing sufficient to enable it to consummate the transaction. CCI operates a network of approximately 26,000 installed public pay telephones and inmate telephones. Pursuant to the merger agreement, the Company deposited $5,000 into escrow, which is refundable, only in certain circumstances.

         ADVANCE PAY SYSTEMS, INC. ("ADVANCE")
         On April 2, 1997, the Company agreed to acquire approximately 800 public pay telephones for $2,700.

         AMERICAN PUBLIC TELECOM, INC. ("AMERICAN")
         On April 4, 1997, the Company agreed to acquire approximately 850 public pay telephones for $3,300.

         LONDON COMMUNICATIONS, INC. ("LONDON")
         On April 4, 1997, the Company agreed to acquire approximately 2,500 installed public pay telephones for a purchase price consisting of $9,900 and the assumption of certain liabilities.

3.   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                              Estimated

                                            Useful Lives  December 31,   March 31,

                                             (in years)      1996          1997
                                             ----------      ----          ----
Telephones, boards, enclosures and cases        3-10      $25,784       $33,551
Furniture, fixtures and other equipment         3-5         1,751         2,380
Leasehold improvements                          2-5           249           249
                                                         --------      --------
                                                           27,784        36,180
            Less - accumulated depreciation                (8,541)      (10,057)
                                                         --------      --------
                                                          $19,243       $26,123
                                                         ========      ========

4.  INTANGIBLE ASSETS

         Intangible assets consisted of the following:


                                      Amortization Period  December 31,  March 31,

                                           (in months)        1996         1997
                                           -----------        ----         ----
Value assigned to location contracts
  acquired and installation of public
  pay telephones                                60-120    $53,862      $108,177
Deferred financing costs                         120        5,851         6,663
Non-competition agreements                      24-60       2,099         3,399
State operating certifications                    60          524           524
                                                         --------      --------
                                                           62,336       118,763
Less: Accumulated amortization                            (10,192)      (13,818)
                                                         --------      --------
                                                          $52,144      $104,945
                                                         ========      ========

5.   PREFERRED STOCK MANDATORILY REDEEMABLE

         Mandatorily redeemable preferred stock consisted of the following:

                                                                                   December 31,   March 31,
                                                                                    1996              1997
                                                                                    ----              ----
         14% Cumulative Redeemable Convertible Preferred Stock ($60 stated value
         - 200,000 shares authorized; 107,918 shares issued and outstanding, cumulative dividends issuable of 12,469 shares at December 31, 1996
         (valued at $337) and 16,682 shares at March 31, 1997, (valued at $484);
         mandatory redemption amount of $7,476 due June 30, 2000                  $ 6,708         $ 6,906

         The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the three months ended March 31, 1997, the carrying value of the 14% Preferred was increased by $50 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.

6. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

         Non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity consisted of the following:


                                                                                     December 31,      March 31,
                                                                                         1996            1997
                                                                                         ----            ----
          Series A Special Convertible Preferred Stock ($0.20 par value, $0.20 stated value - 250,000
            shares authorized; no shares issued)                                            --               --
          Common Stock
            ($0.01 par value - 50,000,000 shares authorized; 14,488,828 and
            16,097,200 shares issued and outstanding at December 31, 1996 and
            March 31, 1997, respectively)                                                 $145             $161
          Additional paid-in capital                                                    59,104           62,292
          Accumulated deficit                                                          (42,544)         (43,889)
                                                                                      --------         --------
                                                                                       $16,705          $18,564
                                                                                      ========         ========

         During January 1997, the Company's underwriters exercised their over allotment option pursuant to the Company's December 18, 1996 Equity Offering, and sold an additional 1,012,500 shares of Common Stock for $2,825 in net proceeds. During the three months ended March 31, 1997, directors of the Company exercised 221,125 options with net proceeds to the Company of $2 and a former lender to the Company exercised options for 12,500 shares of Series A Special Convertible Preferred (with net proceeds to the Company of $3) which the lender then immediately converted into 250,000 shares of Common Stock. On January 2, 1997, an executive officer of the Company converted an outstanding loan and accrued interest of $374 to 124,747 share of Common Stock.

7.   COMMITMENTS AND CONTINGENCIES

         On September 20,1996, the FCC adopted rules which implemented the public pay telephone provisions of Section 276 of the Telecommunications Act enacted on February 8, 1996. Included in the adopted rules was mandated changes to dial-around compensation. Effective November 6, 1996, the Company started to derive additional revenues from the access it provides callers to any carrier other than the presubscribed carrier (commonly referred to as "dial-around" access). The Company accrues gross dial-around revenues at the mandated rate of $45.85 per telephone per month, as compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Commencing October 7, 1997 and ending October 6, 1998, the $45.85 per telephone per month rate will change to a rate of $0.35 per call. Thereafter, the dial-around rate will be at a per-call rate equal to the local coin call rate. A number of parties have filed petitions for judicial review of certain of the FCC implementing regulations (including the dial-around rules) in federal courts of appeal. The cases initiated by these petitions have been consolidated in a single proceeding before the U.S. Court of Appeals for the D.C. Circuit. Although the Company does not believe the court will overturn the FCC's determination as to the amount of dial-around compensation, there can be no assurance as to the outcome of the judicial proceeding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSAND OF DOLLARS EXCEPT FOR PUBLIC PAY TELEPHONES, PER CALL, SHARE AND PER SHARE AMOUNTS)

         PENDING ACQUISITIONS

         COMMUNICATIONS CENTRAL, INC. ("CCI")
         On March 14, 1997, the Company signed a definitive merger agreement with CCI pursuant to a tender offer whereby the Company will acquire 6,054,556 shares of CCI's issued and outstanding common stock and 1,137,282 outstanding options and warrants for $12.85 per share in cash. The cost of the transaction, including debt to be assumed or refinanced and excluding related fees, is approximately $172,000. The tender offer is conditioned upon, among other things, 75% of the outstanding CCI shares, on a fully diluted basis, being tendered and the receipt by the Company of financing sufficient to enable it to consummate the transaction. CCI operates a network of approximately 26,000 installed public pay telephones and inmate telephones. Pursuant to the merger agreement, the Company deposited $5,000 into escrow, which is refundable only, in certain circumstances.

         ADVANCE PAY SYSTEMS, INC. ("ADVANCE")
         On April 2, 1997, the Company agreed to acquire approximately 800 public pay telephones for $2,700.

         AMERICAN PUBLIC TELECOM, INC. ("AMERICAN")
         On April 4, 1997, the Company agreed to acquire approximately 850 public pay telephones for $3,300.

         LONDON COMMUNICATIONS, INC. ("LONDON")
         On April 4, 1997, the Company agreed to acquire approximately 2,500 installed public pay telephones for a purchase price consisting of $9,900 and the assumption of certain liabilities.

         COMPLETED ACQUISITIONS

         Acquisitions completed during the three months ended March 31, 1997:

         COINLINK, LLC - FEBRUARY 14, 1997 ("COINLINK")
         The Company acquired 300 installed public pay telephones for $938 and approximately $4 in related acquisition expenses.

         RSM COMMUNICATIONS, INC.- JANUARY 31, 1997 ("RSM")
         The Company acquired 292 installed public pay telephones for $1,054 and incurred acquisition expenses of approximately $7.

         AMERICOM, INC. - JANUARY 17, 1997 ("AMERICOM")
         The Company acquired 99 installed public pay telephones for $264 and incurred acquisition costs of $10.

         TEXAS COINPHONE - JANUARY 14, 1997 ("TEXAS COINPHONE")
         The Company acquired 1,250 public installed pay telephones, parts and supplies inventories, and certain other assets for $3,663 and incurred related acquisition expenses of approximately $50.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Revenues. Revenues increased $21,051, or 318.6%, from $6,607 for the three months ended March 31, 1996 to $27,658 for the three months ended March 31, 1997. This increase is attributable primarily to the number of installed public pay telephones, which increased by 26,472, or 184.4%, from 14,357 at March 31, 1996 to approximately 40,829 at March 31, 1997, with the majority of the increase occurring in the third quarter of 1996 and the first quarter of 1997 due to the Company's recent acquisitions, and the increase in the mandated monthly dial-around rate.

         Revenues from coin calls increased $9,675, or 217.3%, from $4,452 for the three months ended March 31, 1996 to $14,127 for the three months ended March 31, 1997. Non-coin telecommunication services increased $11,056, or 513.1%, from $2,155 for the three months ended March 31, 1996 to $13,211 for the three months ended March 31, 1997. The increases were primarily due to the acquisition and installation of public pay telephones producing additional revenues and the increase in the monthly dial-around rate. Dial-around revenues increased $5,382, or 2,396.9%, from $225 for the three months ended March 31, 1996 to $5,607 for the three months ended March 31, 1997. Dial-around revenues represented 3.4% of total revenues for the three months ended March 31, 1996 and 20.3% of total revenues for the three months ended March 31, 1997, an increase of 16.9%. This increase was due to the increase in the number of public pay telephones and the FCC mandated changes in the dial-around rate, pursuant to the February 8, 1996 enactment of Section 276 of the Telecommunications Act. Effective November 6, 1996, the Company started to derive additional revenues from the access it provides callers to any carrier other than the presubscribed carrier. The Company accrues gross dial-around revenues at the mandated rate of $45.85 per telephone per month, as compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Commencing October 7, 1997 and ending October 6, 1998, the $45.85 per telephone per month rate will change to a rate of $0.35 per call. Thereafter, the dial-around rate will be at a per-call rate equal to the local coin call rate. A number of parties have filed petitions for judicial review of certain of the FCC implementing regulations (including the dial-around rules) in federal courts of appeal. The cases initiated by these petitions have been consolidated in a single proceeding before the U.S. Court of Appeals for the D.C. Circuit. Although the Company does not believe the court will overturn the FCC's determination as to the amount of dial-around compensation, there can be no assurance as to the outcome of the judicial proceeding.

         Other revenues increased $320 from nil for the three months ended March 31, 1996 to $320 for the three months ended March 31, 1997. This increase was primarily the result of the amortization of a deferred operator services bonus.

         Operating Expenses. Total operating expenses increased $12,387, or 96%, from $12,898 for the three months ended March 31, 1996 to $25,285 for the three months ended March 31, 1997. Operating expenses represented 195.2% of total revenues for the three months ended March 31, 1996 and 91.4% of total revenues for the three months ended March 31, 1997, a decrease of 103.8%. The percentage decrease was due to the absence of other unusual charges and contractual settlements for the three months ended March 31, 1997 as compared to $4,803 of such charges for the three months ended March 31, 1996 and lower operating costs (as a percentage of total revenues) offset by higher depreciation and amortization resulting from the acquisitions. A portion of the decrease in the percentage is also due to the additional dial-around compensation as discussed in non-coin telecommunication services above.

         Line and transmission charges increased $4,573, or 284.9%, from $1,605 for the three months ended March 31, 1996 to $6,179 for the three months ended March 31, 1997. Line charges represented 24.3% of total revenues for the three months ended March 31, 1996 and 22.3% of total revenues for the three months ended March 31, 1997, a decrease of 2.0%. The dollar increase in line and transmission charges was due principally to additional public pay telephones acquired in the acquisitions. The percentage decrease was due to higher dial-around revenues. On a per phone basis, line and transmission charges were constant between the 1996 and 1997 quarters.

         Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) increased $1,871, or 191.9%, from $975 for the three months ended March 31, 1996 to $2,846 for the three months ended March 31, 1997. Telecommunication and validation fees represented 14.8% of total revenues for the three months ended March 31, 1996 and 10.3% for the three months March 31, 1997, a decrease of 4.5%.

The dollar increase was primarily the result of the increase in the number of installed public pay telephones and the outsourcing of operator services after the first quarter of 1996. The percentage decrease was mostly due to the effect of the increase in dial-around revenues on total revenues.

         Location commissions increased $2,153, or 212%, from $1,016 for the three months ended March 31, 1996 to $3,169 for the three months ended March 31, 1997. Location commissions represented 15.4% of total revenues for the three months ended March 31, 1996 and 11.5% of total revenues for the three months ended March 31, 1997, a decrease of 3.9%. The dollar increase is due to the acquired location agreements. The percentage decrease is due to such location agreements having lower commission rates than those from the Company's existing public pay telephones.

         Field operations (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones), increased $4,416, or 314.7%, from $1,404 for the three months ended March 31, 1996 to $5,819 for the three months ended March 31, 1997. Field operations represented 21.2% of total revenues for the three months ended March 31, 1996 and 21% of total revenues for the three months ended March 31, 1997. The dollar increase was primarily the result of higher operating and service costs attributable to the acquisitions and the increased public pay telephone base and the additional field personnel to accommodate the increased business.

         Selling, general and administrative ("SG&A") expenses increased $967, or 95.8%, from $1,009 for the three months ended March 31, 1996 to $1,976 for the three months ended March 31, 1997. SG&A represented 15.3% of total revenues for the three months ended March 31, 1996 and 7.1% of total revenues for the three months ended March 31, 1997, a decrease of 8.2%. The dollar increase was primarily the result of the acquisitions and the percentage decrease reflects the economies of scale resulting from those acquisitions that the Company has already realized.

         Depreciation and amortization increased $3,210, or 153.9%, from $2,086 for the three months ended March 31, 1996 to $5,296 for the three months ended March 31, 1997. Depreciation and amortization represented 31.6% of total revenues for the three months ended March 31, 1996 and 19.1% of total revenues for the three months ended March 31, 1997, a decrease of 12.5%. The dollar increase was primarily due to the Company's acquisitions and expansion of its public pay telephone base and purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth. The percentage decrease is due, in part, to a change in the estimated remaining economic life of acquired location contracts, which became effective in the fourth quarter of 1996. This change is expected to decrease depreciation and amortization by $2,645 each year.

         Other unusual charges and contractual settlements decreased $4,803, or 100%, from $4,803 for the three months ended March 31, 1996 to nil for the three months ended March 31, 1997. For the three months ended March 31, 1996, other unusual charges and contractual settlements consisted primarily of: (i) the settlement of contractual obligations under certain employment contracts, $160;
(ii) the write-off of selected assets in connection with the continued evaluation of the Company's operations and certain one-time charges for changes to the operations of the Company, $127; (iii) losses recognized on the early pay-off of obligations under capital leases and other debt concurrent with the debt restructuring completed on March 15, 1996, $630; and (iv) the estimated fair market value of the Nominal Value Warrants charged to operations, $3,886. Other unusual charges and contractual settlements represented 72.7% of total revenues for the three months ended March 31, 1996.

         Other income (expense). Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $3,296, or 654%, from $504 for the three months ended March 31, 1996 to $3,800 for the three months ended March 31, 1997. Interest expense represented 7.6% of total revenues for the three months ended March 31, 1996 and 13.7% of total revenues for the three months ended March 31, 1997, an increase of 6.1% as a result of the additional incurred debt from the Company's Debt Offering in December 1996. Interest income represented 1% of total revenues for the three months ended March 31, 1997, and resulted from the investment of acquisition deposits and excess operating cash.

         Extraordinary item. The Company recorded an extraordinary loss of $177, representing 2.7% of total revenues for the three months ended March 31, 1996. The extraordinary loss related to one-time costs that were incurred in connection with the refinancing of the Company's long-term debt. Concurrent with the refinancing of the Company's debt and the redemption of the 10%, 8% and 7% Preferred, the Company recorded the difference between the carrying value of the 10%, 8% and 7% Preferred and the redemption price as an increase to the accumulated deficit of $2,002.

         EBITDA. EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, other unusual charges and contractual settlements, and the extraordinary loss on debt refinancing) increased $7,071, or 1,181.5%, from $598 for the three months ended March 31, 1996 to $7,669 for the three months ended March 31, 1997. EBITDA represented 9.1% of total revenues for the three months ended March 31, 1996 and 27.7% of total revenues for the three months ended March 31, 1997, an increase of 18.6%. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. The Company had working capital of $8,498 at March 31, 1997, compared to $39,491 at December 31, 1996, a decrease of $30,993, resulting from the acquisitions completed in 1997 and the placement of acquisition deposits for the pending acquisitions. Net cash provided by (used in) operating activities during the three months ended March 31, 1996 and 1997 were ($1,663) and $143, respectively. Net cash provided by operations resulted mainly from the reduction in the net loss for the three months ended March 31, 1997.

         Cash used in investing activities during the three months ended March 31, 1996 and 1997 were $13,653 and $38,600, respectively. Cash used in investing activities consisted primarily of payments and deposits to acquire companies and purchases of property and equipment, offset by the release of the escrowed cash equivalents for the closing of the Cherokee acquisition.

         Cash flows provided by financing activities during the three months ended March 31, 1996 and 1997 were $16,612 and $1,487, respectively, which in 1997 consisted primarily of the net proceeds from the exercise of the Underwriters' overallotment pursuant to the Company Equity Offering completed on December 18, 1996, offset by additional Debt Offering expenses. Cash flows provided by financing activities during the three months ended March 31, 1996 of $16,612 resulted from the $31,081 borrowed to acquire IPP and Paramount offset by the repayment of $9,886 in debt , the redemption of $1,117 in preferred stock, and the payment of $3,466 in refinancing fees.

         The Company intends to fund the pending acquisitions with another debt and/or equity offering and through the sale of preferred stock and senior secured debt.

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

CAPITAL EXPENDITURES

         For the three months ended March 31, 1997, the Company had capital expenditures (exclusive of acquisitions) of $983, which were financed through cash flows from operations and net proceeds from the Company Debt Offering and the Company Equity Offering. Capital expenditures are principally for the expansion of the Company's installed public pay telephone base and include purchases of telephones, related equipment, site contracts, operating equipment and computer hardware.

SEASONALITY

       The Company completed three acquisitions, which added 4,629 public pay telephones, in the first quarter of 1996, and five acquisitions, that added 15,890 public pay telephones, during the first three months of 1997. The seasonality of the Company's historical operating results has been affected by shifts in the geographic concentrations of its public pay telephones resulting from such acquisitions.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

(27)     Financial Data Schedule

(b)      Reports on Form 8-K
         The Company filed the following reports on Form 8-K during the first quarter of 1997.

         FORM 8-K DATED JANUARY 3, 1997

     (a)     Financial Statements of  Business Acquired.

                  1. Cherokee Communications, Inc.

                     Audited Financial Statements:

                     Independent Auditors' Report

                     Balance Sheets as of September 30, 1995 and 1994

                     Statements of Income for the years ended September 30, 1995, 1994, and 1993

                     Statements of Shareholders' Equity for the years ended September 30, 1996, 1995 and 1994

                     Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993

                     Notes to financial Statements

     (b)     Pro Forma financial information.

              Introduction to Unaudited Pro Forma Combined Condensed Financial Information

              1. Cherokee Communications, Inc., Texas Coinphone, Amtel Communications, Inc. and Combined Companies (Debtor-in-Possession), Payphones of America, Inc., International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina Company), Paramount Communications Systems, Inc., World Communications, Inc., Public Telephone Corporation, and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended December 31, 1995.

              2. Cherokee Communications, Inc., Texas Coinphone, Amtel Communications, Inc. and Combined Companies (Debtor-in-Possession), Payphones of America, Inc., International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina Company), Paramount Communications Systems, Inc., World Communications, Inc., Public Telephone Corporation, and PhoneTel Technologies, Inc. - Footnotes to the Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended December 31, 1995.

              3. Cherokee Communications, Inc., Texas Coinphone, Amtel Communications, Inc. and Combined Companies (Debtor-in-Possession), Payphones of America, Inc., International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina Company), Paramount Communications Systems, Inc., and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Statement of Operations for the Nine Months Ended September 30, 1996.

              4. Cherokee Communications, Inc., Texas Coinphone, Amtel Communications, Inc. and Combined Companies
                  (Debtor-in-Possession), Payphones of America, Inc., International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina Company), Paramount Communications Systems, Inc., and PhoneTel Technologies, Inc. - Footnotes to the Unaudited Pro Forma Combined Condensed Statement of Operations for the Nine Months Ended September 30, 1996.

              5. Cherokee Communications, Inc. Texas Coinphone and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Balance Sheet at September 30, 1996

              6. Cherokee Communications, Inc. Texas Coinphone and PhoneTel Technologies, Inc. - Footnotes to the Unaudited Pro Forma Combined Condensed Balance Sheet at September 30, 1996

     (c) Exhibits

     10.1 Agreement and Plan of Merger dated as of November 21, 1996 among PhoneTel Technologies, Inc., PhoneTel CCI., Inc., Cherokee Communications, Inc. and all of the shareholders of Cherokee Communications, Inc. (Incorporated by reference from Amendment No.2 to the Company's Registration Statement on Form SB-2 Registration No. 333-1367, filed December 12, 1996.)

     10.2 Amendment to Agreement and Plan of Merger dated as of December 31, 1996 among PhoneTel Technologies, Inc., Phone Tel CCI,. Inc., Cherokee Communications, Inc., Bill H. Bailey, Jr., Edward L. Marshall, Jerry T. Beddow, C. Nelson Trimble, Berthel Fisher & Company Investments, Inc., Capital Southwest Corporation, Capital Southwest Venture Corporation, Banc One Capital Partners, L.P. (collectively the "Sellers"); and Bill H. Bailey, Jr. and J. Bruce Duty, as Seller Representatives.

     10.3 Escrow Agreement dated as of November 21, 1996 among Comerica Bank - Texas, as escrow agent, Cherokee Communications, Inc., Bill H. Bailey, Jr., and J. Bruce Duty, as duly authorized agents for all of the shareholders of Cherokee Communications, Inc., PhoneTel Technologies, Inc. and Bill H. Bailey, Jr., Jerry T. Beddow, and Edward L. Marshall, individually. (Incorporated by reference from Amendment No.2 to the Company's Registration Statement on Form SB-2, Registration No. 333-13767, filed December 12, 1996.)

     10.4 Asset Purchase Agreement dated January 13, 1997, among PhoneTel Technologies, Inc., an Ohio Corporation, Texas Coinphone, a Texas general partnership, Pete W. Catalena and Dennis H. Goehring.

     99.1 Financial Statements of Cherokee Communications as listed in (a) 1 above.

     99.2 Unaudited pro forma financial statements as listed in (b) above.

     FORM 8-K/A-1 AMENDING FORM 8-K DATED JANUARY 3, 1997

     (a)     Financial Statements of  Business Acquired.

                1.   Cherokee Communications, Inc.

                     Audited Financial Statements:

                     Independent Auditors' Report

                     Balance Sheets as of September 30, 1996 and 1995

                     Statements of Income for the years ended September 30, 1996, 1995, and 1994

                     Statements of Shareholders' Equity for the years ended September 30, 1996, 1995 and 1994

                     Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994

                     Notes to Financial Statements

     (b)     Exhibits

     99.1    Financial Statements of Cherokee Communications, Inc. as listed in
             (a) above.

     FORM 8-K/A-2 AMENDING FORM 8-K DATED JANUARY 3, 1997

     (b)  Pro Forma financial information

                1. Introduction to Unaudited Pro Forma Combined Condensed Financial Information

                2. Cherokee Communications, Inc., Texas Coinphone, Amtel Communications, Inc. and Combined Companies
                     (Debtor-in-Possession), Payphones of America, Inc., International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina Company), Paramount Communications Systems, Inc., World Communications, Inc., Public

                     Telephone Corporation, and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended December 31, 1995.

                3. Cherokee Communications, Inc., Texas Coinphone, Amtel Communications, Inc. and Combined Companies (Debtor-in-Possession), Payphones of America, Inc., International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina Company), Paramount Communications Systems, Inc., World Communications, Inc., Public Telephone Corporation, and PhoneTel Technologies, Inc. - Footnotes to the Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended December 31, 1995.

                4. Cherokee Communications, Inc., Texas Coinphone, Amtel Communications, Inc. and Combined Companies (Debtor-in-Possession), Payphones of America, Inc., International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina Company), Paramount Communications Systems, Inc., and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Statement of Operations for the Nine Months Ended September 30, 1996.

                5. Cherokee Communications, Inc., Texas Coinphone, Amtel Communications, Inc. and Combined Companies (Debtor-in-Possession), Payphones of America, Inc., International Pay Phones, Inc. (a Tennessee company), International Pay Phones, Inc. (a South Carolina Company), Paramount Communications Systems, Inc., and PhoneTel Technologies, Inc. - Footnotes to the Unaudited Pro Forma Combined Condensed Statement of Operations for the Nine Months Ended September 30, 1996.

                6. Cherokee Communications, Inc. Texas Coinphone and PhoneTel Technologies, Inc. - Unaudited Pro Forma Combined Condensed Balance Sheet at September 30, 1996

                7. Cherokee Communications, Inc. Texas Coinphone and PhoneTel Technologies, Inc. - Footnotes to the Unaudited Pro Forma Combined Condensed Balance Sheet at September 30, 1996

     (c)     Exhibits

     99.2 Unaudited pro forma financial statements as listed in (b) above.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PHONETEL TECHNOLOGIES, INC.


April 29, 1997                             By: /s/ Peter G. Graf
                                           ---------------------
                                           Peter G. Graf
                                           Chairman of the Board and
                                           Chief Executive Officer


April 29, 1997                             By: /s/ Richard  Kebert
                                           -----------------------
                                           Richard Kebert
                                           Chief Financial Officer and
                                           Treasurer
                                           (Principal Financial Officer and
                                           Accounting Officer)