Form 10KSB40/A
period 1996-12-31
PHONETEL TECHNOLOGIES INC
filed 1997-04-30
CIK 821511

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

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            OHIO                                      34-1462198
            ----                                      ----------
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

1127 EUCLID AVENUE, SUITE 650, STATLER OFFICE TOWER         44115-1601
---------------------------------------------------         ----------
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

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ X ]

Revenues for the year ended December 31, 1996 were $44,804,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 28, 1997 was $32,415,000.

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of April 28, 1997 was 16,097,200.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

The undersigned registrant hereby amends the following items and exhibits of its Annual Report for the fiscal year ended December 31, 1996 previously filed on Form 10-KSB as set forth in the pages attached hereto.

         COVER PAGE

         PART III

                  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  ITEM 10.  EXECUTIVE COMPENSATION

                  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PART IV

                  ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers, and the positions with the Company held by each.

NAME, AGE AND
TENURE AS DIRECTOR                            PRINCIPAL OCCUPATION DURING LAST FIVE YEARS
------------------                            -------------------------------------------

Joseph Abrams, Age 60                         Served as a Director of the Company since September 1995.  Mr. Abrams
Director since September 1995                 is also a director of Merisel, Inc., a public company that distributes micro computer hardware and software, and Spectrum Signal Processing, Inc., a public company that specializes in digital signal solutions.  Mr. Abrams was a co-founder of and served as the President of AGS Computers from 1967 to 1991.  Since 1991, Mr. Abrams has been a private investor.


Peter G. Graf, Age 59                         Served as a Director, Chairman and Chief Executive Officer of the Company since
Director since July 1995                      July 1, 1995.  Mr. Graf is licensed as an attorney and as a certified public accountant  and serves as an officer and/or director of various privately-held companies and is the Managing Partner of an accounting firm. From 1991 to
                                              September 1995, Mr. Graf served as Vice Chairman of USA Mobile Communications
                                              Holdings, Inc.


George H. Henry, Age 43                       Served as a Director of the Company since April 1990. Mr. Henry has been the
Director since April 1990                     President of   G. Howard Associates, Inc., a private investment firm, since 1986.
                                              Mr. Henry is also on the Board of Directors of Biovail International Corporation  and
                                              is a trustee of Mitchell College.


Aron Katzman, Age 58                          Served as a Director of the Company since September 1995.  Mr. Katzman
Director since September 1995                 is President of New Legends, Inc., a country club/residential community in the St. Louis, Missouri area, and Chairman and Chief Executive Officer of
                                              Decorating Den of Missouri, a company engaged in the selling of decorating franchises in Missouri.  Previously, Mr. Katzman was founder and former director of Medicine Shoppe, Inc., a franchisor of pharmacies, and
                                              Chairman and Chief Executive Officer of Roman Company, a manufacturer and distributor of fashion costume jewelry, from 1984 until it was sold in
                                              1994.  Mr. Katzman was formerly a director and officer of World
                                              Communications, Inc., which was merged into the Company in September
                                              1995.


Nickey B. Maxey, Age 40                       Served as a Director of the Company since April 1996 and as Vice
Director since April 1996                     Chairman of the Company since February 1997. Mr. Maxey was founder and
                                              President of International Pay Phones, Inc., a Tennessee company, and
                                              International Pay Phones, Inc., a South Carolina company, for more than five years prior to the acquisition of said companies by the Company in
                                              March 1996.  Since 1990, Mr. Maxey has owned and operated Resort
                                              Hospitality Services of South Carolina, Resort Hospitality Services of
                                              Tennessee and Resort Hospitality Services International, a group of affiliated companies which are resellers of long distance services.

NAME, AGE AND
TENURE AS DIRECTOR                            PRINCIPAL OCCUPATION DURING LAST FIVE YEARS
------------------                            -------------------------------------------

Steven Richman, Age 53                        Served as a Director of the Company since September 1995.  Mr. Richman
Director since September 1995                 is principal owner of, and has served as the Chief Executive Officer of,
                                              Fabric Resources International for more than the past five years.  Mr.
                                              Richman was the co-founder and an officer of Cable Systems USA, an officer at Cellular Systems USA, and a director of USA Mobile
                                              Communications Holdings, Inc.  Mr. Richman has been a director of Cable
                                              Systems USA II since 1989.



EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company has two executive officers other than Messrs. Graf and Maxey.


EXECUTIVE OFFICERS                            BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS
------------------                            ----------------------------------------------

Tammy L. Martin                               Served as Executive Vice President and Chief Administrative Officer of the
Age 32                                        Company since April 1996 and has been General Counsel and Secretary of the
                                              Company since September 1995. Previously, Ms. Martin served as Associate Legal
                                              Counsel for the Company during 1993 and 1994. Prior to joining the Company, Ms.
                                              Martin was in private legal practice from 1992 to 1993 and was self-employed as an accountant from 1990 to 1992.




Richard P. Kebert                             Served as Chief Financial Officer and Treasurer of the Company since September
Age 50                                        1996. Prior to joining the Company, Mr. Kebert was an independent consultant.
                                              From 1994 to 1996, he was Vice President-Finance and Administration of Acordia
                                              of Cleveland, Inc. For 12 years prior thereto, Mr. Kebert held several senior management positions with Mr. Coffee, inc., including Vice President-
                                              Administration and Secretary. Mr. Kebert is a certified public accountant.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     On September 22, 1995, the Company entered into an employment agreement with the Company's former Senior Vice President, Gary Pace, pursuant to the terms of the acquisition of World Communications, Inc. ("World"). The agreement with Mr. Pace entitles him to annual salaries of $110,000 and $120,000, as well as certain bonuses, during the two year term of the agreement.

     On September 1, 1996, the Company also entered into an employment agreement with the Company's Chief Financial Officer and Treasurer, Richard P. Kebert. The agreement with Mr. Kebert entitles him to an annual salary of $120,000, as well as a guaranteed minimum bonus of $15,000, during the eighteen-month term of the agreement.

     The following table sets forth a summary of all compensation of the Company's Chief Executive Officer and all other executive officers whose total compensation exceeded $100,000 per year for any year in the three year period ended December 31, 1996.

================================================================================
                           SUMMARY COMPENSATION TABLE
================================================================================

                                                                                             Long-Term Compensation

                           Annual Compensation                                        Awards                       Payouts
                                                                            -----------------------      -------------------------
                                                                Other                                      Long-         All Other
        Name                                                   Annual       Restricted                      Term            Com-
        and                                                    Compen-         Stock       Options/      Incentive          pen-
     Principal                      Salary        Bonus        sation        Award(s)        SARs         Payouts          sation
      Position          Year         ($)          ($)           ($)            ($)           (#)           ($)             ($)
     ---------          ----        ------       ------        ------         -------       -------       -------          -----
   Peter G. Graf        1996         --            --            --             --            --            --              --
  Chairman, Chief       1995         --            --            --             --            --            --              --
     Executive          1994         --            --            --             --            --            --              --
    Officer and
      Director

  Jerry H. Burger       1996         --            --            --             --        208,252(a)        --           468,527(b)
    Former Chief        1995        74,293       13,600      13,600(c)          --         62,500           --           212,000(d)
     Executive          1994        40,000         --            --             --            --            --              --
      Officer

   Bernard Mandel       1996         --            --            --             --        106,524(e)        --           325,731(f)
 Former President,      1995       147,544        9,760       9,760(g)          --         41,666           --           146,500(h)
  Chief Operating       1994        88,894         --         4,154(i)          --            --            --              --
 Officer, and Secretary

   Daniel J. Moos       1996        61,154         --         5,771(j)          --         67,826(k)        --            25,000(l)
  Former Executive      1995        95,000        1,442      12,800(m)          --         54,999           --              --
  Vice President,
  Chief Financial
     Officer and
     Treasurer

    Tammy L. Martin     1996        98,123      106,892          --             --            --            --              --
   Executive Vice
  President, Chief
   Administrative
  Officer, General
    Counsel and
     Secretary

     Gary Pace          1996       112,307       20,000          --             --            --            --              --
   Former Senior
   Vice President


(a) Represents additional shares issuable pursuant to anti-dilution rights. Mr. Burger's outstanding options and the adjusted per share option price (adjusted pursuant to anti-dilution rights) are as follows: 131,414 options exercisable at $2.17 per share, 157,563 options exercisable at $2.38 per share and 46,636 options exercisable at $2.23 per share through August 31, 1997.

(b) In addition to certain cash payments made under the Burger Separation Agreement (as defined herein), also represents the value of non-business use of a Company automobile and medical insurance premiums of $19,236 and accrued interest of $4,291 paid pursuant to the Burger Separation Agreement.


(c) Represents the value of 2,833 shares paid to Mr. Burger for services provided.

(d) On September 15, 1995, the Company and Mr. Burger entered into a separation agreement (the "Burger Separation Agreement") which provided for the termination of his employment agreement and the resignation of Mr. Burger as a Director, Officer and employee of the Company. Pursuant to the Burger Separation Agreement, the Company agreed to pay Mr. Burger the amount of $650,000 in installments, with an initial payment of $205,000 made in September 1995 and the final payment of $445,000 made on March 15, 1996 and $7,000 for miscellanous expenses.

(e) Represents additional shares issuable pursuant to anti-dilution rights. Mr. Mandel's outstanding options and the adjusted per share option price (adjusted pursuant to anti-dilution rights) are as follows: 5,650 options exercisable at $5.31 per share, 105,040 options exercisable at $2.38 per share and 62,500 options exercisable at $1.20 per share through August 1, 2000.

(f) In addition to certain cash payment made under the Mandel Separation Agreement (as defined herein), also represents the value of non-business use of a Company automobile and medical insurance premiums of $14,255 and accured interest of $2,976 paid pursuant to the Mandel Separation Agreement.

(g) Represents the value of 2,033 shares paid to Mr. Mandel for services provided.

(h) On September 15, 1995, the Company and Mr. Mandel entered into a separation agreement (the "Mandel Separation Agreement") which provided for the terminantion of his employment agreement and the resignation of Mr.
     Mandel as a Director, Officer and employee of the Company. Pursuant to the Mandel Separation Agreement, the Company agreed to pay Mr. Mandel the amount of $455,000 in installments, with an initial payment of $146,500 made in September 1995 and the final payment of $308,500 made on March
     15, 1996.

(i)  Represents the value of non-business use of Company automobile.

(j) Represents the value of non-business use of Company automobile paid pursuant to the Moos Separation Agreement (as defined herein).

(k) Represents additional shares issuable pursuant to anti-dilution rights. Mr. Moos's outstanding options and the adjusted per share option price (adjusted pursuant to anti-dilution rights) are as follows: 21,008 options exercisable at $2.38 per share and 101,817 options exercisable at $2.75 per share through August 2, 2000.

(l) On July 29, 1996, the Company and Mr. Moos entered into a separation agreement (the "Moos Separation Agreement") which provided for the termination of his employment agreement and the resignation of Mr. Moos as an Executive Vice President, Chief Financial Officer and Treasurer of the Company, effective August 2, 1996. Pursuant to the Moos Separation Agreement, the Company agreed to pay Mr. Moos the amount of $325,000, of which $25,000 was paid in 1996 and $250,000 was paid in 1997.

(m) Represents the value of 2,666 shares paid to Mr. Moos for services provided.

GRANTS IN FISCAL 1996

     Other than options issued pursuant to certain anti-dilution rights, there were no individual grants of stock options made during the year ended December 31, 1996 to any of the named executive officers. The following table sets forth certain information about unexercised stock options held by the named executive officers at December 31, 1996. No stock options were exercised by such persons during 1996.

================================================================================
               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND
                            FY-END OPTION/SAR VALUES
================================================================================

                                                                              NUMBER OF
                                                                             SECURITIES               VALUE OF
                                                                             UNDERLYING              UNEXERCISED
                                           SHARES                            UNEXERCISED            IN-THE-MONEY
                                          ACQUIRED                          OPTIONS/SARS            OPTIONS/SARS
                NAME                         ON             VALUE             AT FY-END               AT FY-END
                 AND                      EXERCISE        REALIZED               (#)                     ($)
         PRINCIPAL POSITION                 (#)              ($)             EXERCISABLE             EXERCISABLE
          ----------------                -------          -------          ------------            -------------
            Peter G. Graf                   --               --                   --                      --
              Chairman,
       Chief Executive Officer
            and Director

           Jerry H. Burger                  --               --                335,613                 274,137
            Former Chief
          Executive Officer

           Bernard Mandel                   --               --                173,190                 193,331
          Former President,
       Chief Operating Officer
            and Secretary

           Daniel J. Moos                   --               --                122,825                  49,994
          Former Executive
           Vice President,
       Chief Financial Officer
           and Treasurer

           Tammy L. Martin                  --               --                    333                    --
      Executive Vice President,
    Chief Administrative Officer,
          General Counsel and
              Secretary

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock owned by each Director of the Company, each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, the named executive officers and all Directors and Officers as a group as of March 31, 1997 (after giving effect to the sale of shares pursuant to the Over-Allotment Option). Unless otherwise indicated, the number of shares of Common Stock owned by the named shareholders assumes the exercise of the warrants or options that are exercisable within 60 days, the number of which is separately referred to in a footnote, and the percentage shown assumes the exercise of such warrants or options and assumes that no warrants or options held by others are exercised. This information is based upon information furnished by such persons and statements filed with the Commission and other information known by the Company.

===================================================================================================================

                                                                NUMBER OF SHARES                  PERCENTAGE
                    NAME AND ADDRESS                             OF COMMON STOCK                      OF
                   OF BENEFICIAL OWNER                          BENEFICIALLY OWNED                   CLASS

===================================================================================================================

                       DIRECTORS
                       =========
                  Peter G. Graf (a)(o)                             1,272,434                         7.7%
           Chairman, Chief Executive Officer
                      and Director
             1127 Euclid Avenue, Suite 650
                Cleveland, OH 44115-1601

                 Nickey B. Maxey (b)(o)                              408,411                         2.5%
              Vice Chairman and Director
             1127 Euclid Avenue, Suite 650
                Cleveland, OH 44115-1601

                  George H. Henry (c)                                350,376                         2.2%
                        Director
                   6860 Sunrise Court
                 Coral Gables, FL 33133

                  Stuart Hollander (d)                               323,559                         2.0%
                        Director
                     32 Lake Forest
                  St. Louis, MO 63117

                 Steven Richman (e)(o)                               261,734                         1.6%
                        Director
                      9 Beech Lane
                 Kings Point, NY 11024

                  Aron Katzman (f)(o)                                248,045                         1.5%
                        Director
                     10 Layton Lane
                  St. Louis, MO 63124

                  Joseph Abrams (g)(o)                               200,014                         1.2%
                        Director
                    85 Old Farm Road
                  Bedminster, NJ 07921

                NAMED EXECUTIVE OFFICERS

                =======================

                  Jerry H. Burger (h)                                365,113                         2.2%
             Former Chief Executive Officer
                    27040 Cedar Road
                  Beachwood, OH 44122

===================================================================================================================

                                                                NUMBER OF SHARES                  PERCENTAGE
                    NAME AND ADDRESS                             OF COMMON STOCK                      OF
                 OF BENEFICIAL OWNER                            BENEFICIALLY OWNED                   CLASS

===================================================================================================================
                   Bernard Mandel (i)                                 176,473                        1.1%
     Former President, Chief Operating Officer and
                       Secretary
              8233 Whispering Pines Drive
                   Russell, OH 44072

                   Daniel J. Moos (j)                                 134,824                        1.0%
            Former Executive Vice President,
         Chief Financial Officer and Treasurer
                     7399 Stow Road
                    Hudson, OH 44236

                  Tammy L. Martin (k)                                     333                         *
               Executive Vice President,
             Chief Administrative Officer,
             General Counsel and Secretary

            Executive Officers and Directors                        3,064,905                       18.2%
             as a group (8 persons) (l)(o)


                  5% BENEFICIAL OWNERS

                  ====================

         ING (U.S.) Investment Corporation (m)                      2,048,240                       11.3%
                  135 East 57th Street
                   New York, NY 10022

              Cerberus Partners, L.P. (n)                           2,048,240                       11.4%
                    450 Park Avenue
                   New York, NY 10022

*    Less than 1.0%

(a) Includes warrants to purchase 33,231 shares of Common Stock through December 31, 1997, warrants to purchase 41,833 shares of Common Stock through August 15, 2000 and 14% Preferred which is convertible through June 30, 2000 into 288,646 shares of Common Stock.
(b) Includes 14% Preferred which is convertible through June 30, 2000 into 33,489 shares of Common Stock.
(c) Includes options to purchase 25,000 shares of Common Stock through October 9, 1998.
(d) Includes 148,864 shares of Common Stock held by his spouse and 6,266 shares of Common Stock held by other family members.
(e) Includes Nominal Value Warrants to purchase 89,998 shares of Common Stock through March 31, 2001, warrants to purchase 8,110 shares of Common Stock through December 31, 1997, warrants to purchase 12,500 shares of Common Stock through August 15, 2000, warrants to purchase 16,222 shares of Common Stock through August 29, 2000, warrants to purchanse 3,244 shares of Common Stock through August 29, 2000, 11,033 shares of Common Stock held by his spouse and 14% Preferred which is convertible through June 30, 2000 into 48,108 shares of Common Stock.
(f) Includes 14% Preferred which is convertible through June 30, 2000 into 50,850 shares of Common Stock.
(g) Includes 14% Preferred which is convertible through June 30, 2000 into 67,351 shares of Common Stock.
(h) Includes options to purchase 335,613 shares of Common Stock through August 31, 1997. Beneficial owner has anti-dilution rights pursuant to stock option agreements or other rights which may require adjustments to the number of shares beneficially owned as a result of certain transactions which occur subsequent to March 31, 1997.
(i) Includes options to purchase 173,190 shares of Common Stock through August 1, 2000 and 1,250 shares of Common Stock held by his spouse. Beneficial owner has anti-dilution rights pursuant to stock option agreements or other rights which may require adjustments to the number of shares beneficially owned as a result of certain transactions which occur subsequent to March 31, 1997.
(j) Includes options to purchase 122,825 shares of Common Stock which expire August 2, 2000. Beneficial owner has anti-dilution rights pursuant to stock option agreements or other rights which may require adjustments to the number of shares beneficially owned as a result of certain transactions which occur subsequent to March 31, 1997.
(k) Includes options to purchase 333 shares of Common Stock through January 3, 2000.
(l) Includes beneficial ownership of Common Stock described above with respect to Messrs. Graf, Maxey, Richman, Abrams, Katzman, Hollander and Henry and Ms. Martin.
(m) Reflects Lenders' Warrants (as defined herein) to purchase the Series A Preferred, which is immediately convertible into 2,048,240 shares of Common Stock. ING (U.S.) Investment Corporation is a wholly-owned subsidiary of Internationale Nederlanden (U.S.) Capital Corporation ("ING"). In December 1996, ING transferred the Lenders' Warrants to ING (U.S.) Investment Corporation. All references to "ING" as holder of the Lenders' Warrants or as a holder of shares of Common Stock refer to ING (U.S.) Investment Corporation. See "Capital Stock".
(n) Reflects Lenders' Warrants to purchase the Series A Preferred, which is immediately convertible into 1,798,240 shares of Common Stock. See "Capital Stock".
(o) See "Certain Transactions" for information with respect to the 14% Preferred and the Nominal Value Warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock expiring March 13, 2001 were issued in conjunction with the acquisitions of International Pay Phones, Inc., a Tennessee company, International Pay Phones, Inc., a South Carolina company and Paramount Communications Systems, Inc., redemption of the 10% Preferred, 8% Preferred and 7% Preferred and conversion of certain debt of the Company into the 14% Preferred. See "Description of Capital Stock--Preferred Stock--14% Preferred" for a description of the terms of the 14% Preferred. Concurrently with their exchange of debt and preferred stock for the 14% Preferred, the following Directors, Executive Officers and security holders, who at the time held 5% or more of the Common Stock, received the amount of 14% Preferred and Nominal Value Warrants shown below.

              ==============================================================================================

                                                   Value of Debt/Preferred            Number of Nominal
                  Name of Beneficial Owner               Surrendered                   Value Warrants
                                                   and Stated Value of 14%                 Issued
                                                       Preferred Issued

              ==============================================================================================
                       Peter G. Graf                     $1,500,000                        539,989
                      Chairman, Chief
                     Executive Officer
                        and Director

                       Joseph Abrams                     $  350,000                        125,997
                          Director

                        Aron Katzman                     $  264,250                         95,128
                          Director

              ==============================================================================================

                                                   Value of Debt/Preferred            Number of Nominal
                  Name of Beneficial Owner               Surrendered                   Value Warrants
                                                   and Stated Value of 14%                 Issued
                                                       Preferred Issued

              ==============================================================================================
                       Steven Richman                      $250,000                         89,998
                          Director

                      Nickey B. Maxey                      $174,032                         62,650
                          Director

                    J&C Resources, Inc.                    $825,000                        296,994
                          5% Owner

                     Southcoast Capital                    $600,000                        143,994
                        Corporation
                          5% Owner

     In 1995, Mr. Graf loaned an aggregate of $1.25 million to the Company at no interest. Such amounts were subordinated to the Company's other indebtedness. In the first quarter of 1996, Mr. Graf loaned to the Company an additional $250,000 under similar terms. On March 15, 1996, Mr. Graf and the Company agreed to convert $1.5 million of such indebtedness into 25,000 shares of 14% Preferred and 539,989 Nominal Value Warrants. Additionally in 1996, Mr. Graf loaned approximately $585,000 to the Company at an interest rate of 13.25%. On
December 31, 1996, Mr. Graf and the Company agreed to convert approximately $248,000 of the principal amount of such indebtedness into 99,119 shares of Common Stock or $2.50 per share, representing the market price of the Common Stock on the day the Company's Board of Directors approved the conversion. On January 2, 1997, Mr. Graf and the Company agreed to convert the remaining indebtedness of approximately $337,000, plus accrued interest of $37,000, into 124,747 shares of Common Stock or $3.00 per share, representing the market price of the Common Stock on the day the Company's Board of Directors approved the conversion.

     In March 1996, a predecessor of Southcoast Capital Corporation ("Southcoast"), which at the time and prior to the consummation of the Company Equity Offering was a 5% or more stockholder of the Company, was paid fees consisting of (i) $600,000, (ii) 10,000 shares of 14% Preferred valued at $600,000 and (iii) Nominal Value Warrants to purchase 143,944 shares of Common Stock for providing financial advisory services to the Company in connection with a certain credit agreement. In addition, in December 1995, a predecessor of Southcoast received 56,666 shares of Common Stock and warrants to purchase 166,666 shares of the Company's Common Stock at an exercise price of $6.00 per share through September 5, 2000, for services rendered in connection with the acquisition of World and a working capital loan. Southcoast was the underwriter in an offering of the Company's Common Stock (the "Company Equity Offering") and received $1,418,000 in December 1996 and $213,000 in January 1997 for acting as the underwriter in connection with the Company Equity Offering and $808,000 in January 1997 for providing financial advisory services to the Company in connection with the acquisition of Cherokee Communications, Inc.

     Internationale Nederlanden (U.S.) Capital Corporation ("ING") and Cerberus Partners, L.P., each of which is a 5% or more stockholder and one of the lenders under a certain credit agreement, received customary fees during 1995 and 1996 pursuant to the terms of said credit agreement, including fees upon the prepayment and termination of said credit agreement in December 1996. In addition, an affiliate of ING received approximately $656,000 in December 1996 for acting as co-underwriter in the Company Debt Offering.

     On September 22, 1995, the Company entered into a consulting agreement with Stuart Hollander, World's Chairman pursuant to the terms of the acquisition of World. The agreement with Mr. Hollander entitles him to annual payments of $125,000 and $135,000 during the two year term of the agreement.

PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.       FINANCIAL STATEMENTS - incorporated by reference from the Company's
         Form 10-KSB for the year ended December 31, 1996.

         Report of Independent Accountants...................................................... F-1

         Consolidated Balance Sheets as of December 31, 1995 and 1996........................... F-2

         Consolidated Statements of Operations for the Years Ended
              December 31, 1994, 1995 and 1996.................................................. F-3

         Statement of Changes in Mandatorily Redeemable Preferred Stock for the Years Ended
              December 31, 1994, 1995 and 1996.................................................. F-4

         Consolidated Statements of Changes in Non-Mandatorily Redeemable Preferred Stock,
             Common Stock and Other Shareholders' Equity for the Years Ended
             December 31, 1994, 1995 and 1996................................................... F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
             1995 and 1996...................................................................... F-7

         Notes to Financial Statements for the Years Ended
              December 31, 1994, 1995 and 1996.................................................. F-9


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

3.12     Amendment to Articles of Incorporation dated February 28, 1996. (13)*

4.1      Specimen of Common Stock Certificate. (3)*

4.2      Form of 14% Convertible Preferred Stock. (13)*

4.3 Indenture relating to the Notes offered in the Company Debt Offering (including the form of Note). (18)*

5.1      Opinion of Tammy L. Martin, Esq. regarding validity of certain Notes.
         (18)*

10.1 Stock Option Agreement between William Tymoszczuk and PhoneTel Technologies, Inc. dated March 1, 1987. (3)*

10.2     Stock Incentive Plan for Key Employees dated May 5, 1987. (1)*

10.3 Amended and Restated Stock Option Agreement between PhoneTel Technologies, Inc. and Jerry H. Burger dated July 1, 1993. (8)*

10.4 Stock Option Agreement dated July 1, 1993 between PhoneTel Technologies, Inc. and Bernard Mandel. (8)*

10.5 Form of Stock Option Agreement between PhoneTel Technologies, Inc. and DeBartolo, Inc. (4)*

10.6 Extension of Stock Option Agreement between PhoneTel Technologies, Inc. and The Edward J. DeBartolo Corporation. (8)*

10.7 Separation Agreement dated September 15, 1995 between PhoneTel Technologies, Inc. and Jerry H. Burger, together with amendments thereto. (13)*

10.8 Separation Agreement dated September 15, 1995 between PhoneTel Technologies, Inc. and Bernard Mandel, together with amendments thereto. (13)*

10.9 Lease Agreement between PhoneTel Technologies, Inc. and Bankers Leasing Association, Inc. dated February 12, 1992. (5)*

10.10 Registration Rights Agreement dated April 10, 1992 among PhoneTel Technologies, Inc., George H. Henry, Carl Kirchhoff and Charles Stuart.
         (5)*

10.11 Registration Rights Agreement among PhoneTel Technologies, Inc., J & C Resources, Inc. and Allen Moskowitz. (5)*

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

10.18 Master Agreement between The Cafaro Company and PhoneTel Technologies, Inc. dated December 23, 1992. (6)*

10.19 Operator Subscriber Service Agreement dated March 25, 1994 between U.S. Long Distance, Inc. and Alpha Pay Phones-IV, L.P. (7)*

10.20 Non-Competition Agreement among PhoneTel Technologies, Inc., Alpha Pay Phones-IV, L.P., American Telecommunications Management Corporation, Stephen C. Fowler and Ronald T. Huggard dated January 5, 1994. (8)*

10.21 Stock Option Agreement for WEA Investments, Inc. relative to 50,000 shares of Common Stock under option dated on or about November 30, 1993. (8)*

10.22 Stock Option Agreement with Allenstown Investments Limited dated on or about January 10, 1994 relative to grant of an option to purchase 126,000 shares of PhoneTel Technologies, Inc. Common Stock. (8)*

10.23 Stock Option Agreement with Douglas Abrams with respect to 45,000 shares of Common Stock of PhoneTel Technologies, Inc. dated on or about January 10, 1994. (8)*

10.24 Amendment to Stock Option Agreement dated January 10, 1994 with Douglas Abrams with respect to 45,000 shares of Common Stock of PhoneTel Technologies, Inc. (9)*

10.25 Stock Option Agreement with William Moses, Jr. relative to 75,000 shares of Common Stock of PhoneTel Technologies, Inc. dated on or about January 29, 1993. (8)*

10.26 Agreement dated January 5, 1994 between PhoneTel Technologies, Inc. and the Estate of William Moses relative to a loan in the amount of one million dollars and providing for warrants to purchase 100,000 shares and contingent rights to acquire warrants to purchase 400,000 shares of PhoneTel Technologies, Inc. Common Stock. (8)*

10.27 Agreement dated September 13, 1994 between PhoneTel Technologies, Inc. and the Estate of William Moses relative to restructuring the repayment schedule of certain monies owed by PhoneTel Technologies, Inc. and providing for warrants to purchase 45,000 shares of PhoneTel Technologies, Inc. Common Stock. (9)*

10.28 Loan Agreement dated December 29, 1993 between PhoneTel Technologies, Inc. and certain lenders identified therein with respect to borrowing by PhoneTel Technologies, Inc. of $400,000 and the granting of warrants to purchase, in the aggregate, a total of 62,745 shares of Common Stock by PhoneTel Technologies, Inc. (8)*

10.29 Letter Agreement dated February 23, 1995 between PhoneTel Technologies, Inc. and certain lenders identified therein with respect to the extension of the maturity dates of certain promissory notes and the granting of additional warrants to purchase Common Stock of PhoneTel Technologies, Inc. (9)*

10.30 Stock Option Agreement dated March 3, 1994 between PhoneTel Technologies, Inc. and George H. Henry relative to a grant of an option to purchase 39,000 shares of PhoneTel Technologies, Inc. Common Stock.
         (9)*

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

10.48 Agreement and Plan of Merger dated September 22, 1995, together with Exhibits attached thereto, by and among PhoneTel Technologies, Inc., PhoneTel II, Inc. and World Communications, Inc. (10)*

10.49 Amendment to Agreement and Plan of Merger dated September 22, 1995 by and among PhoneTel Technologies, Inc., PhoneTel II, Inc. and World Communications, Inc. (10)*

10.50 Agreement and Plan of Merger dated October 16, 1995, together with Exhibits attached thereto, by and among PhoneTel Technologies, Inc., PhoneTel II, Inc. and Public Telephone Corporation. (11)*

10.51 Agreement and Plan of Merger dated November 22, 1995, between PhoneTel Technologies, Inc. and International Pay Phones, Inc., South Carolina corporation, and all amendments thereto. (12)*

10.52 Agreement and Plan of Merger dated November 22, 1995, between PhoneTel Technologies, Inc. and International Pay Phones, Inc., Tennessee corporation, and all amendments thereto. (12)*

10.53 Share Purchase Agreement dated as of November 16, 1995, between PhoneTel Technologies, Inc. and Paramount Communications Systems, Inc., and all amendments thereto. (12)*

10.54 Credit Agreement dated as of March 15, 1996 among PhoneTel Technologies, Inc., Various Lenders and Internationale Nederlanden (U.S.) Capital Corporation (the "Credit Agreement"). (12)*

10.55 Security Agreement dated as of March 15, 1996 among PhoneTel Technologies, Inc., Public Telephone Corporation, World Communications, Inc., Northern Florida Telephone Corporation, Paramount
         Communications Systems, Inc. and Internationale Nederlanden (U.S.) Capital Corporation, as Agent for itself and certain other lenders.
         (12)*

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

10.63 Relay Services Agreement dated as of February 29, 1996 by and between Intellicall, Inc. and PhoneTel Technologies, Inc. (13)*

10.64 Stock Option Agreement dated April 1, 1995 between PhoneTel Technologies, Inc. and Daniel J. Moos. (13)*

10.65 Separation Agreement dated July 29, 1996 between PhoneTel Technologies, Inc. and Daniel J. Moos. (15)*

10.66 Employment Agreement dated September 1, 1996 between PhoneTel Technologies, Inc. and Richard Kebert. (15)*

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

10.75    Seventh Amendment to Credit Agreement dated as of November 22, 1996.
         (16)*

10.76 Agreement and Plan of Merger dated as of November 21, 1996 among PhoneTel Technologies, Inc., PhoneTel CCI, Inc., Cherokee Communications, Inc. and all of the shareholders of Cherokee Communications, Inc. (the "Cherokee Merger Agreement") (16)*

10.77 Escrow Agreement dated as of November 21, 1996 among Comerica Bank-Texas, as escrow agent, Cherokee Communications, Inc., Bill H. Bailey, Jr. and J. Bruce Duty, as duly authorized agents for all of the shareholders of Cherokee Communications, Inc., PhoneTel Technologies, Inc. and Bill H. Bailey, Jr., Jerry T. Beddow and Edward L. Marshall, individually. (16)*

10.78 Amendment dated as of December 31, 1996 to the Cherokee Merger Agreement. (17)*

10.79 Asset Purchase Agreement dated January 13, 1997, among PhoneTel Technologies, Inc., an Ohio Corporation, Texas Coinphone, a Texas general partnership, Pete W. Catalena and Dennis H. Goehring. (17)*

10.80 Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and Communications Central Inc. dated as of March 14, 1997. (19)*

21.1     Subsidiaries of PhoneTel Technologies, Inc. (19)*

27       Financial Data Schedule (19)*

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

(19) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1996.


(B)      REPORT ON FORM 8-K

         There were no reports on Form 8-K filed by the Company during the fourth quarter of 1996.

(C)      EXHIBITS

         The response to this portion of Item 13 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to its Annual Report for the fiscal year ended December 31, 1996 previously filed on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PHONETEL TECHNOLOGIES, INC.

April 30, 1997                                 By:  /s/ Peter G. Graf
                                               ----------------------
                                               Peter G. Graf
                                               Chairman of the Board and
                                               Chief Executive Officer