Form 10QSB
period 1997-06-30
PHONETEL TECHNOLOGIES INC
filed 1997-08-14
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                                   (Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                 -------------

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                       FOR THE TRANSITION PERIOD FROM ________ TO _______.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 12, 1997, 16,113,113 SHARES OF THE REGISTRANT'S COMMON STOCK $.01 PAR VALUE, WERE OUTSTANDING.



         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       ---  ---

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 1997


                                      INDEX


                                                                                                      Page No.
PART I.  FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Consolidated Balance Sheets as of December 31, 1996
                            and June 30, 1997............................................................  3

                         Statements of Consolidated Operations for the Six and Three
                            Months Ended June 30, 1996 and 1997..........................................  4

                         Statements of Changes in Mandatorily Redeemable Preferred
                            Stock as of December 31, 1996 and June 30, 1997..............................  5

                         Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
                            Common Stock and Other Shareholders' Equity as of
                            December 31, 1996 and June 30, 1997..........................................  6

                         Statements of Consolidated Cash Flows for the Six
                            Months Ended June 30, 1996 and 1997..........................................  7

                         Notes to Consolidated Financial Statements......................................  8

              Item 2.    Management's Discussion and Analysis of
                            Financial Condition and Results of Operations................................ 13

Part II. Other Information

              Item 4.    Submission of Matters to a Vote of Security Holders............................. 17

              Item 6.    Exhibits and Reports on Form 8-K................................................ 17

Signatures............................................................................................... 19


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        (UNAUDITED)
                                                                       DECEMBER 31,       JUNE 30,
                                                                           1996            1997
                                                                         --------        --------

ASSETS
Current assets:
     Cash                                                                 $46,438          $4,636
     Accounts receivable, net of allowance for doubtful
         accounts of $92 and $590, respectively                             3,749          15,615
     Other current assets                                                     283           1,304
                                                                         --------        --------
            Total current assets                                           50,470          21,555

Property and equipment, net                                                19,243          27,985
Intangible assets, net                                                     52,144         129,419
Other assets                                                                  283             342
Acquisition deposits                                                          520           6,000
Restricted cash equivalents                                                37,110            --
Investment in affiliates                                                     --               137
                                                                         --------        --------
                                                                         $159,770        $185,438
                                                                         ========        ========

LIABILITIES AND EQUITY
Current liabilities:
     Current portion:
         Long-term debt - others                                             $501            $577
         Long-term debt - related parties                                     508              95
         Obligations under capital leases                                     138             114
     Accounts payable                                                       4,137           4,899
     Accrued expenses:
         Location commissions                                               1,767           1,617
         Line and transmission charges                                        866           1,360
         Personal property and sales tax                                    1,071           1,958
         Interest                                                             774             902
         Salaries, wages and benefits                                         574             780
         Other                                                                643           1,709
                                                                         --------        --------
            Total current liabilities                                      10,979          14,011
Long-term debt - others                                                   125,274         125,512
Long-term debt - related parties                                             --            21,700
Obligations under capital leases                                              104              50
Commitments and contingencies                                                --              --

14% cumulative preferred stock mandatorily redeemable, redemption
     amount of $7,476 and $7,738, respectively, due June 30, 2000           6,708           7,100
Non-mandatorily redeemable preferred stock,
     common stock and other shareholders' equity                           16,705          17,065
                                                                         ========        ========
                                                                         $159,770        $185,438
                                                                         ========        ========

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                       (Unaudited)                     (Unaudited)
                                                               Six Months Ended June 30,        Three Months Ended June 30,
                                                            -----------------------------      -----------------------------
                                                                1996              1997             1996              1997
                                                            -----------      ------------      -----------      ------------
REVENUES:
     Coin calls                                                 $10,411           $28,142           $5,960           $14,015
     Non-coin telecommunication services                          6,095            26,899            3,941            13,688
     Other                                                          300               338              299                18
                                                            -----------      ------------      -----------      ------------
                                                                 16,806            55,379           10,200            27,721
                                                            -----------      ------------      -----------      ------------
OPERATING EXPENSES:
     Line and transmission charges                                3,866            11,833            2,261             5,654
     Telecommunication and validation fees                        2,336             5,936            1,361             3,090
     Location commissions                                         2,171             6,501            1,155             3,332
     Field operations                                             3,372            11,058            1,969             5,239
     Selling, general and administrative                          2,103             4,627            1,094             2,651
     Depreciation and amortization                                5,314            10,553            3,229             5,257
     Other unusual charges and contractual settlements            5,335               -                531               -
                                                            -----------      ------------      -----------      ------------
                                                                 24,497            50,508           11,600            25,223
                                                            -----------      ------------      -----------      ------------

Income (loss) from operations                                    (7,691)            4,871           (1,400)            2,498

OTHER INCOME (EXPENSE):
     Interest expense - related parties                          (1,817)             (152)          (1,537)             (152)
     Interest expense - others                                     (274)           (7,628)             (50)           (3,828)
     Interest income                                                  2               449                2               170
     Equity in earnings of affiliate                                  -                 8                -                 8
                                                            -----------      ------------      -----------      ------------
                                                                 (2,089)           (7,323)          (1,585)           (3,802)
                                                            -----------      ------------      -----------      ------------

Loss before extraordinary item                                   (9,780)           (2,452)          (2,985)           (1,304)

Extraordinary item:
     Loss on debt restructuring                                    (267)              -                (91)              -
                                                            -----------      ------------      -----------      ------------

NET LOSS                                                       ($10,047)          ($2,452)         ($3,076)          ($1,304)
                                                            ===========      ============      ===========      ============


Earnings per share calculation:
Net loss                                                       ($10,047)          ($2,452)         ($3,076)          ($1,304)
     Preferred dividend payable in kind                            (111)             (278)             (83)             (131)
     Accretion of 14% Preferred to its redemption value             (24)             (114)             (24)              (64)
     Premium on redemption of 10%, 8% and 7% Preferred           (2,002)              -                -                 -
                                                            -----------      ------------      -----------      ------------

Net loss applicable to common shareholders                     ($12,184)          ($2,844)         ($3,183)          ($1,499)
                                                            ===========      ============      ===========      ============

Net loss per common share before extraordinary item              ($3.33)           ($0.18)          ($0.74)           ($0.09)
                                                            ===========      ============      ===========      ============

Net loss per common share                                        ($3.41)           ($0.18)          ($0.76)           ($0.09)
                                                            ===========      ============      ===========      ============

Weighted average number of shares                             3,576,381        15,813,129        4,196,868        16,097,200
                                                            ===========      ============      ===========      ============



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                       (Unaudited)
                                                                     Year Ended                     Six Months Ended
                                                                  December 31, 1996                   June 30, 1997
                                                            -----------------------------      -----------------------------
                                                               Shares           Amount           Shares            Amount
                                                            -----------      ------------      -----------      ------------

14 % CUMULATIVE REDEEMABLE
     CONVERTIBLE PREFERRED STOCK
     Balance at beginning of year                                   -                 -            120,387            $6,708
     Redemption of 7%, 8%, and 10%  Preferred                    34,436            $2,066              -                 -
     Conversion of debt                                          59,695             3,581              -                 -
     Acquisitions                                                13,787               622              -                 -
     Dividends payable-in-kind                                   12,469               337            8,575               278
     Accretion of carrying value to amount
       payable at redemption  on June 30, 2000                      -                 102              -                 114

Total Mandatorily Redeemable
                                                            -----------      ------------      -----------      ------------
     Preferred Stock                                            120,387            $6,708          128,962            $7,100
                                                            ===========      ============      ===========      ============






























   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
       COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                                    (Unaudited)
                                                                 Year Ended                      Six Months Ended
                                                              December 31, 1996                    June 30, 1997
                                                      ---------------------------------- ----------------------------------
                                                          Shares            Amount           Shares            Amount
                                                      ----------------  ---------------- ----------------  ----------------

SERIES A SPECIAL CONVERTIBLE
       PREFERRED STOCK
       Balance at beginning of year                                 -                 -                -                 -
       Exercise of warrants                                         -                 -           12,500                $3
       Conversion to common stock                                   -                 -          (12,500)               (3)
                                                      ================  ---------------- ================  ----------------
       Balance at end of period                                     -                 -                -                 -
                                                      ================  ---------------- ================  ----------------

COMMON STOCK
       Balance at beginning of year                         2,855,350               $29       14,488,828               145
       Company Equity Offering                              6,750,000                68        1,012,500                10
       Exercise of warrants and options                     1,035,137                10          221,125                 2
       Acquisitions                                         2,860,608                28                -                 -
       Conversion of 10% Non-voting Preferred                 884,214                 9                -                 -
       Conversion of Series A Preferred                             -                 -          250,000                 3
       Other issuances of stock                               103,519                 1          124,747                 1
                                                      ================  ---------------- ================  ----------------
       Balance at end of period                            14,488,828               145       16,097,200               161
                                                      ================  ---------------- ================  ----------------

ADDITIONAL PAID-IN CAPITAL
       Balance at beginning of year                                              16,650                             59,104
       Company Equity Offering                                                   18,228                              2,815
       Acquisitions                                                               8,010                                  -
       Warrants issued with debt                                                  6,412                                  -
       Conversion of 10% Non-voting Preferred                                     5,296                                  -
       Issuance of Nominal Value Warrants                                         4,241                                  -
       Other issuances of stock                                                     267                                373
                                                                        ----------------                   ----------------
       Balance at end of period                                                  59,104                             62,292
                                                                        ----------------                   ----------------

ACCUMULATED DEFICIT
       Balance at beginning of year                                             (13,454)                           (42,544)
       Net loss for the period                                                  (26,649)                            (2,452)
       14% Preferred dividends payable-in-kind
          and accretion                                                            (439)                              (392)
       Redemption of 7%, 8%, and 10% Preferred                                   (2,002)                                 -
                                                                        ----------------                   ----------------
       Balance at end of period                                                 (42,544)                           (45,388)
                                                                        ----------------                   ----------------

Total Non-mandatorily Redeemable
       Preferred Stock, Common Stock and
       Other Shareholders' Equity                                               $16,705                            $17,065
                                                                        ================                   ================



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                              (Unaudited)
                                                                                      Six Months Ended June 30,
                                                                                          1996          1997
                                                                                       --------      --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net loss                                                                          ($10,047)      ($2,452)
     Adjustments to reconcile net loss to net cash flow from operating activities:
         Depreciation and amortization                                                    5,314        10,553
         Issuance of Nominal Value Warrants                                               3,886           -
         Stock issued in lieu of cash payments                                               21           -
         Accretion of related parties debt                                                  561           -
         Equity in earnings of affiliate                                                    -              (8)
         Accretion of other debt                                                             46             3
         Loss on debt restructuring                                                         339           -
         Increase in allowance for doubtful accounts                                         61           495
         Amortization of deferred revenues                                                 (300)         (300)
         Changes in assets and liabilities net of effects of acquisitions:
            Net change in current assets                                                   (700)       (4,080)
            Net change in current liabilities                                               425        (2,081)
                                                                                       --------      --------
                                                                                           (394)        2,130
                                                                                       --------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisitions                                                                       (14,952)      (89,843)
     Escrowed cash equivalents - Cherokee acquisition                                       -          37,110
     Acquisition deposits                                                                (1,300)       (6,000)
     Deferred charges on pending acquisitions                                               -            (881)
     Deferred revenues - signing bonus                                                    1,200           -
     Deferred charges - commissions and signing bonuses                                    (661)         (843)
     Change in other assets                                                                 236           (59)
     Purchases of property and equipment                                                 (1,067)       (2,643)
                                                                                       --------      --------
                                                                                        (16,544)      (63,159)
                                                                                       --------      --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from debt issuances                                                           -             101
     Proceeds from related party debt                                                    32,798        21,700
     Principal payments on borrowings                                                   (10,272)       (1,139)
     Proceeds from issuance of common stock                                                 -           2,825
     Debt issuance costs                                                                 (4,166)       (4,265)
     Redemption of 10% Preferred and 8% Preferred                                        (1,120)          -
     Proceeds from warrant and option exercises                                              10             5
                                                                                       --------      --------
                                                                                         17,250        19,227
                                                                                       --------      --------

Increase (decrease) in cash                                                                 312       (41,802)
Cash at beginning of period                                                                 713        46,438
                                                                                       --------      --------
Cash at end of period                                                                    $1,025        $4,636
                                                                                       ========      ========



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
(IN THOUSANDS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE, SHARE AND
------------------------------------------------------------------
PER SHARE AMOUNTS)
------------------

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

         Certain amounts relating to 1996 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders' equity or net loss as previously reported.

2.    ACQUISITIONS AND MERGERS

         Acquisitions completed during the six months ended June 30, 1997:

     London Communications, Inc. - June 10, 1997 ("London") 2,519 installed public pay telephones for $9,675.
     Advance Pay Systems, Inc. - May 30, 1997 ("Advance") 800 installed public pay telephones for $2,734.
     American Public Telecom, Inc. - May 30, 1997 ("American") 859 installed public pay telephones for $3,307.
     Coinlink, LLC - February 14, 1997 ("Coinlink") 300 installed public pay telephones for $942.
     RSM Communications, Inc. - January 31, 1997 ("RSM") 292 installed public pay telephones for $1,061.
     Americom, Inc. - January 17, 1997 ("Americom") 99 installed public pay telephones for $274.
     Texas Coinphone - January 14, 1997 ("Texas Coinphone") 1,250 installed public pay telephones for $3,746.
     Cherokee Communications, Inc. - January 1, 1997 ("Cherokee") 13,131 public pay telephones for a purchase price consisting of (before post-closing adjustments): $52,812; $1,250 for non-competition agreements; contingent consideration (aggregating $6,000) payable $3,000 on January 3, 1998 if rate guidelines are not implemented in 1997 and $3,000 on January 3, 1999 if rate guidelines are not implemented in 1998; and acquisition expenses of approximately $1,656. Additionally, the Company acquired outstanding accounts receivable, prepaid expenses, deposits and coin in the installed pay telephones aggregating $4,137, and assumed accounts payable, accrued expenses, and vehicle debt aggregating $5,750.

         Acquisitions completed during the year ended December 31, 1996:

     Amtel Communications Services - September 13, 1996 ("Amtel") 6,872 installed public pay telephones and inventory consisting of 728 public pay telephones and related parts. Amtel's assets were acquired for a purchase price consisting of $7,000 and 2,162,163 shares of Common Stock (valued by an independent consultant at $2.15 per share, or $4,638). Additionally, the Company incurred approximately $783 in related acquisition expenses.
     Pay Phones of America, Inc. - August 1, 1996 ("POA") 3,115 installed public pay telephones for a purchase price consisting of: $500; 166,666 shares of Common Stock (valued by an independent consultant at $1.87 per share, or $312); assumption of $7,783 in capital lease obligations; $3,634 in notes payable to the sellers; the assumption of $1,779 in current liabilities and other debt; and two five-year non-competition and consulting agreements for an aggregate value of $360. Additionally, the Company incurred approximately $50 in related acquisition expenses.

     International Pay Phones, Inc. of South Carolina ("IPP SC") and
         International Payphones, Inc. of Tennessee ("IPP TN") - March 15, 1996 (referred to as "IPP") 2,101 installed public pay telephones for a purchase price consisting of: $4,829; 555,589 shares of Common Stock
         (valued at $4.51 per share, or $2,506); 5,453 shares of 14% Preferred, valued at $246; and 117,785 warrants to purchase shares of Common Stock at a nominal exercise price per share ("Nominal Value Warrants"), valued at $139; $57 for three five year non-competition agreements; and the assumption of approximately $588 in liabilities.
     Paramount Communications, Inc. - March 15, 1996 ("Paramount") 2,528 installed public pay telephones for a purchase price consisting of:
         $10,397; 8,333 shares of 14% Preferred, valued at $376; 179,996 Nominal Value Warrants, valued at $443; the assumption of $245 in liabilities; and included a five year consulting and non-competition agreement, valued at $50.

          PURCHASE PRICE ACCOUNTING

          The above transactions have been accounted for as purchases and have been included in the results of operations from the respective dates of acquisition. The difference between the total purchase price and the current assets and liabilities assumed has been allocated to property and equipment, location contracts and non-compete agreements based on the relative fair values: fair values of location contracts being determined using discounted cash flows over the remaining estimated economic lives of the acquired location contracts. The amount of the location contracts and non-competition agreements recorded for each acquisition and the estimated economic life of the acquired location contracts are as follows: London $8,563, 102 months; Advance $2,356, 120 months; American $2,914, 103 months; Coinlink $838, 103 months; RSM $956, 112 months; Americom $246, 120 months; Texas Coinphone $3,143, 101 months; Cherokee $53,746, 113 months; Amtel $10,136, 99 months; POA $12,054, 103 months; IPP $6,959, 97 months; and Paramount $10,116, 109 months. Acquired property and equipment is depreciated over three to five years.

          PRO FORMA FINANCIAL DATA (UNAUDITED)

          Set forth below is the Company's unaudited pro forma condensed statement of operations data as though the IPP, Paramount, POA, Amtel, Cherokee, Texas Coinphone, Americom, RSM, Coinlink, American, Advance, and London acquisitions had occurred at the beginning of 1996 and as though the Texas Coinphone, Americom, RSM, Coinlink, American, Advance, and London acquisitions had occurred at the beginning of 1997.


                                               Pro Forma Selected Results of Operations Data
                                           Six Months Ended June 30,  Three Months Ended June 30,
                                           -------------------------  ---------------------------
                                                1996        1997        1996         1997
                                                ----        ----        ----         ----
             Total revenues                   $52,116     $59,963     $26,671     $29,648
             Net loss before extraordinary
               item                           (20,771)     (7,377)     (7,946)     (3,810)
             Net loss                         (21,038)     (7,377)     (8,037)     (3,810)
             Net loss applicable to
                common shareholders           (23,067)     (7,769)     (8,144)     (4,005)
             Net loss per common share          (3.77)      (0.49)      (1.25)      (0.25)

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

         PENDING ACQUISITIONS

          Communications Central, Inc. ("CCI") On March 14, 1997, (and subsequently amended on May 15, 1997) the Company signed a definitive merger agreement with CCI pursuant to a tender offer whereby the Company would acquire all the outstanding shares of common stock and associated rights to purchase such common stock for $12.85 per share in cash. The total cost of the transaction, including debt to be assumed or refinanced and excluding related fees, is approximately $172,000. The tender offer is conditioned upon, among other things, 75% of the outstanding CCI shares, on a fully diluted basis, being tendered and the receipt by the Company of financing sufficient to enable it to consummate the transaction. CCI operates a network of approximately 26,000 installed public pay telephones and inmate telephones. Pursuant to the merger agreement and the First Amendment dated May 15, 1997, the Company deposited $6,000 with CCI. Of this amount $5,000 was advanced to CCI with the proviso that it would be refunded to PhoneTel only if the tendered shares were insufficient for PhoneTel to achieve a controlling position in CCI and $1,000 is refundable only under certain limited conditions. When the acquisition of CCI is consummated such deposit will be utilized to satisfy part of the purchase price. The $6,000 is recorded as a non-current asset pending reclassification upon completion of the acquisition. The Company's successful consummation of the CCI acquisition is dependent upon, among other things, its ability to raise sufficient debt and equity to finance its tender offer. The uncertainties surrounding dial-around compensation, as discussed in Note 8 - Commitments and Contingencies, have raised questions concerning the amount offered for the shares of CCI as well as questions concerning the Company's ability to service the debt it must incur to finance its purchase of CCI.

         On July 22, 1997, the Company and CCI jointly announced that they are engaged in discussions concerning a possible restructuring of the terms of the acquisition in light of the recent Court (as defined herein) decision. Further on August 5, 1997, the Company announced that it extended it's tender offer to August 18, 1997. Should the Company be unable to consummate its acquisition of CCI, the $6,000 advanced for CCI would be forfeited. In addition, the Company has incurred professional fees and related expenses of approximately $1,000 as of June 30, 1997, in connection with the CCI acquisition and related offerings, recorded as a non-current asset pending reclassification upon completion of the acquisition. As the Company is unable to determine the probability of a loss, much less a range of potential loss, no reserve has been made in the Company's financial statements.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                 Estimated
                                                                Useful Lives  December 31,    June 30,
                                                                 (in years)      1996           1997
                                                                 ----------      ----           ----
                  Telephones, boards, enclosures and cases          3-10       $ 25,784      $  36,907
                  Furniture, fixtures and other equipment           3-5           1,751          2,585
                  Leasehold improvements                            2-5             249            251
                                                                              ---------     ----------
                                                                                 27,784         39,743
                  Less - accumulated depreciation                                (8,541)       (11,758)
                                                                              ---------     ----------
                                                                               $ 19,243       $ 27,985
                                                                              =========     ==========

   4.        INTANGIBLE ASSETS

         Intangible assets consisted of the following:


                                                       Amortization Period  December 31,      June 30,
                                                           (in months)         1996             1997
                                                           -----------         ----             ----
             Value assigned to location contracts
                 acquired and installation of public
                 pay telephones                              60-120           $ 53,862      $ 132,375
             Deferred financing costs                          120               5,851         10,117
             Non-competition agreements                       24-60              2,099          3,728
             State operating certifications                     60                 524            527
                                                                             ---------      ---------
                                                                                62,336        146,747
             Less - accumulated amortization                                   (10,192)       (17,328)
                                                                             ---------      ---------
                                                                              $ 52,144      $ 129,419
                                                                             =========      =========

5.    RELATED PARTY LONG TERM DEBT

     On May 30, 1997, the Company obtained a $75,000 credit facility from Various Lenders and ING (U.S.) Capital Corporation, as the agent for the Lenders, ("ING") and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-agents for the Lenders., (collectively referred to as "$75 million Credit Facility").

The $75 million Credit Facility commitment includes $60,000 for future acquisitions, and $15,000 for general working capital. Borrowings accrue interest at the ING Alternate Base Rate (as defined therein) plus 1.50%. The $75 million Credit Facility matures on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral. The Company borrowed $17,700 (of the $60,000 acquisition commitment) to complete the acquisitions of Advance, American, and London; and to pay related acquisition and credit facility fees. Also, the Company borrowed $4,000 (of the $15,000 general working capital commitment) for interest payments due under the $125,000,000 12% Senior Notes.

6.   PREFERRED STOCK MANDATORILY REDEEMABLE

         Mandatorily redeemable preferred stock consisted of the following:

                                                                                 December 31,      June 30,
                                                                                     1996            1997
                                                                                     ----            ----
         14% Cumulative Redeemable Convertible Preferred Stock
         ($60 stated value - 200,000 shares authorized; 107,918 shares issued and outstanding, cumulative dividends issuable of 12,469 shares at December 31, 1996 (valued at $337) and 21,043 shares at June 30, 1997, (valued at $615); mandatory redemption
         amount of $7,476 and $7,738, respectively, due June 30, 2000             $ 6,708         $ 7,100

         The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the six months ended June 30, 1997, the carrying value of the 14% Preferred was increased by $114 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.

7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

         Non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity consisted of the following:


                                                                      December 31,       June 30,
                                                                         1996              1997
                                                                         ----              ----
         Series A Special Convertible Preferred Stock
           ($0.20 par value, $0.20 stated value - 250,000
           shares authorized; no shares outstanding)                        -                 -
         Common Stock
           ($0.01 par value - 50,000,000 shares authorized;
           14,488,828 and 16,097,200 shares issued and
           outstanding at December 31, 1996 and
           June 30, 1997, respectively)                               $    145          $     161
         Additional paid-in capital                                     59,104             62,292
         Accumulated deficit                                           (42,544)           (45,388)
                                                                        ------             ------
                                                                      $ 16,705          $  17,065
                                                                        ======             ======

         During January 1997, the Company's underwriters exercised their Over-Allotment Option (pursuant to the Company's Equity Offering completed on December 18, 1996, wherein the Company sold 6,750,000 shares of Common Stock at a price to the public of $3.00 per share) and sold an additional 1,012,500 shares of Common Stock for $2,825 in net proceeds. During the three months ended March 31, 1997, directors of the Company exercised 221,125 options with net proceeds to the Company of $2 and a former lender to the Company exercised options for 12,500 shares of Series A Special Convertible Preferred (with net proceeds to the Company of $3) which the lender then immediately converted into 250,000 shares of Common Stock. On January 2, 1997, an executive officer of the Company converted an outstanding loan and accrued interest of $374 to 124,747 shares of Common Stock.

8.   COMMITMENTS AND CONTINGENCIES

          On September 20, 1996, the Federal Communication Commission ("FCC") adopted rules which implemented the public pay telephone provisions of Section 276 of the Telecommunications Act enacted on February 8, 1996. Included in the adopted rules were mandated changes to dial-around compensation. Pursuant to this, effective November 6, 1996, compensation for access provided callers to any carrier other than the presubscribed carrier (commonly referred to as "dial-around" access), was mandated at the rate of $45.85 per telephone per month, as compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per telephone per month rate will change to a rate of $0.35 per call. Thereafter, the dial-around rate will be at a per-call rate equal to the local coin call rate. A number of parties filed petitions for judicial review of certain of the FCC implementing regulations (including the dial-around rules).

         On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the FCC's November 6, 1996, Pay Phone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis on which inter-exchange carriers (IXC's) would be required to compensate the pay phone providers.

         In particular, the FCC had mandated that the compensation rate for 800 and access code calls should be equal to the deregulated local coin rate. The FCC based this mandate on its conclusion that the costs of coin calls, 800 calls and access codes are all similar. However, the Court found that the FCC failed to respond to any of the data showing that the costs of different types of pay phones calls are not similar. The FCC did not provide any reason for its decision not to provide the additional data; accordingly, the Court found that the FCC's conclusion that compensation for 800 and access code calls should be set at the deregulated local coin rate was unjustified and remanded this issue to the FCC for further consideration. Additionally, since the decision by the FCC to set compensation for 800 and access code calls at the deregulated rate was remanded, the $.35 rate used to establish the interim dial-around compensation, and which was an attempt to approximate the deregulated rate, was also remanded. The Court found that the FCC must set a new interim rate and decide how to adjust it when the interim period has come to an end. Finally, the Court found that the FCC acted arbitrarily and capriciously in requiring payments only from large IXC's, nor did the FCC justify why it based its interim plan on total toll revenues. Accordingly, these issues were also remanded to the FCC.

         The Company has, since November 6, 1996, recognized gross dial-around compensation at the rate of $45.85 per month per phone. The incremental dial-around revenue (over the previously mandated $6.00 per phone per month) recorded in 1996 pursuant to Section 276 of the Telecommunications Act was $1,943, and for the six months ended June 30, 1997 was $9,389. As of June 30, 1997, the Company has net accounts receivable relating to dial-around compensation in the amount of $11,259. This amount is comprised of $376 for the fourth quarter of 1996, $5,362 for the first quarter of 1997 and $5,521 for the second quarter of 1997. Subsequent to June 30, 1997, the Company collected $4,022 in dial-around compensation relating to the first quarter of 1997.

         At this time, as a result of the Court remanding the pay phone ruling to the FCC, uncertainties exist surrounding the timing, nature of and extent of changes, if any, to the dial-around compensation and whether such changes, if any, would be retroactive or prospective. Accordingly, the Company has continued to recognize gross dial-around compensation at the currently mandated rates and has not provided any amount for potential losses due to the Court action, since a range of loss is indeterminate at this time. A significant reduction in the dial-around compensation rate would have a material adverse effect on the Company's results.

9.    NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standard Board ("FASB") issued Statement No. 128, "Earnings per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for publicly held entities. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Adoption of SFAS No. 128 is not expected to have a material impact on the Company.

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130"), was issued. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 is not expected to have a material impact on the Company.

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). This statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. This Statement is effective for financial statements for the periods beginning after December 15, 1997. Management has not evaluated the impact of this Statement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSAND OF DOLLARS EXCEPT FOR PUBLIC PAY TELEPHONES, PER CALL, SHARE AND PER SHARE AMOUNTS)

         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements, other than historical facts, contained in this Quarterly Report on Form 10-QSB, are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 1997 as well as over the long term such as, without limitation, (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; and (iii) increases in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this Report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

         PENDING ACQUISITIONS

         On March 14, 1997, (and subsequently amended on May 15, 1997) the Company signed a definitive merger agreement with CCI pursuant to a tender offer whereby the Company will acquire all of CCI's outstanding common stock and associated rights to acquire such common stock for $12.85 per share in cash. The total cost of the transaction, including debt to be assumed or refinanced and excluding related fees, is approximately $172,000. The tender offer is conditioned upon, among other things, 75% of the outstanding CCI shares, on a fully diluted basis, being tendered and the receipt by the Company of financing sufficient to enable it to consummate the transaction. CCI operates a network of approximately 26,000 installed public pay telephones and inmate telephones. Pursuant to the merger agreement and the First Amendment dated May 15, 1997, the Company deposited $6,000 with CCI. Of this amount $5,000 was advanced to CCI with the proviso that it would be refunded to PhoneTel only if the tendered shares were insufficient for PhoneTel to achieve a controlling position in CCI and $1,000 is refunded under certain limited conditions. When the acquisition of CCI is consummated such deposit will be utilized to satisfy part of the purchase price. The $6,000 is recorded as a non-current asset pending reclassification upon completion of the acquisition. The Company's successful consummation of the CCI acquisition is dependent upon, among other things, its ability to raise sufficient debt and equity to finance its tender offer. The uncertainties surrounding dial-around compensation, as discussed in Note 8 - Commitments and Contingencies, have raised questions concerning the amount offered for the shares of CCI as well as questions concerning the Company's ability to service the debt it must raise to finance its purchase of CCI.

         On July 22, 1997, the Company and CCI jointly announced that they are engaged in discussions concerning a possible restructuring of the terms of the acquisition in light of the recent Court (as defined herein) decision. Further on August 5, 1997, the Company announced that it extended it's tender offer to August 18, 1997. Should the Company be unable to consummate its acquisition of CCI, the $6,000 advanced for CCI would be forfeited. In addition the Company has incurred professional fees and related expenses of approximately $1,000 as of June 30, 1997, in connection with the CCI acquisition and related offerings, recorded as a non-current asset pending completion of the acquisition. As the Company is unable to determine the probability of a loss, much less a range of potential loss, no reserve has been made in the Company's financial statements.

         COMPLETED ACQUISITIONS

Acquisitions completed during the six months ended June 30, 1997:

     London - June 10, 1997, 2,519 installed public pay telephones for
     $9,675.
     Advance - May 30, 1997, 800 installed public pay telephones for $2,734. American - May 30, 1997, 859 installed public pay telephones for $3,307. Coinlink - February 14, 1997, 300 installed public pay telephones for $942. RSM - January 31, 1997, 292 installed public pay telephones for $1,061. Americom - January 17, 1997, 99 installed public pay telephones for $274. Texas Coinphone - January 14, 1997, 1,250 public installed pay telephones for $3,746.
     Cherokee - January 1, 1997, 13,131 public pay telephones for a purchase price consisting of (before post-closing adjustments): $52,812; $1,250 for non-competition agreements; contingent consideration (aggregating $6,000) payable $3,000 on January 3, 1998 if rate guidelines are not implemented in 1997 and $3,000 on January 3, 1999 if rate guidelines are not implemented in 1998; and incurred related acquisition expenses of approximately $1,656. Additionally, the Company acquired outstanding accounts receivable, prepaid expenses, deposits and coin in the installed pay telephones aggregating $4,137, and assumed accounts payable, accrued expenses, and vehicle debt aggregating $5,750.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues increased $38,573, or 229.5%, from $16,806 for the six months ended June 30, 1996 to $55,379 for the six months ended June 30, 1997. This increase is attributable primarily to the number of installed public pay telephones, which increased by 30,318, or 208.2%, from 14,561 at June 30, 1996 to 44,879 at June 30, 1997, with the majority of the increase occurring in the third quarter of 1996 and the first quarter of 1997 due to the Company's recent acquisitions, and the increase in the mandated monthly dial-around rate.

         Revenues from coin calls increased $17,731, or 170.3%, from $10,411 for the six months ended June 30, 1996 to $28,142 for the six months ended June 30, 1997. Non-coin telecommunication services increased $20,804, or 341.3%, from $6,095 for the six months ended June 30, 1996 to $26,899 for the six months ended June 30, 1997. The increases were primarily due to the acquisition and installation of public pay telephones producing additional revenues and the increase in the monthly dial-around rate. Dial-around revenues increased $10,840, or 2,007.4%, from $540 for the six months ended June 30, 1996 to $11,380 for the six months ended June 30, 1997. Dial-around revenues represented 3.2% of total revenues for the six months ended June 30, 1996 and 20.5% of total revenues for the six months ended June 30, 1997, an increase of 17.3%. This increase was due to the increase in the number of public pay telephones and the FCC mandated changes in the dial-around rate, pursuant to the February 8, 1996 enactment of Section 276 of the Telecommunications Act. Effective November 6, 1996, the Company recognizes gross dial-around revenues at the mandated rate of $45.85 per telephone per month, as compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Commencing October 7, 1997 and ending October 6, 1998, the $45.85 per telephone per month rate will change to a rate of $0.35 per call. Thereafter, the dial-around rate will be at a per-call rate equal to the local coin call rate. A number of parties have filed petitions for judicial review of certain of the FCC implementing regulations (including the dial-around rules) in federal courts of appeal. The cases initiated by these petitions were consolidated in a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit (the "Court"). On July 1, 1997 the Court remanded certain portions of the FCC Ruling to the FCC for reconsideration (see above and Note 8 Commitments and Contingencies).

         Other revenues increased $38 from $300 for the six months ended June 30, 1996 to $338 for the six months ended June 30, 1997.

         Operating Expenses. Total operating expenses increased $26,011, or 106.2%, from $24,497 for the six months ended June 30, 1996 to $50,508 for the six months ended June 30, 1997. Operating expenses represented 145.8% of total revenues for the six months ended June 30, 1996 and 91.2% of total revenues for the six months ended June 30, 1997, a decrease of 54.6%. The percentage decrease was due to the absence of other unusual charges and contractual settlements for the six months ended June 30, 1997 as compared to $5,335 of such charges for the six months ended June 30, 1996 and lower operating and administrative costs (as a percentage of total revenues) offset by higher depreciation and amortization resulting from the acquisitions. A portion of the decrease in the percentage is also due to the additional dial-around compensation as discussed in non-coin telecommunication services above.

         Line and transmission charges increased $7,967, or 206.1%, from $3,866 for the six months ended June 30, 1996 to $11,833 for the six months ended June 30, 1997. Line charges represented 23.0% of total revenues for the six months ended June 30, 1996 and 21.4% of total revenues for the six months ended June 30, 1997, a decrease of 1.6%. The dollar increase in line and transmission charges was due principally to additional public pay telephones acquired in the acquisitions. The percentage decrease was due to higher dial-around revenues. On a per phone basis, line and transmission charges have remained generally constant between 1996 and 1997.

         Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) increased $3,600, or 154.1%, from $2,336 for the six months ended June 30, 1996 to $5,936 for the six months ended June 30, 1997. Telecommunication and validation fees represented 13.9% of total revenues for the six months ended June 30, 1996 and 10.7% for the six months June 30, 1997, a decrease of 3.2%. The dollar increase was primarily the result of the increase in the number of installed public pay telephones and the outsourcing of operator services after the first quarter of 1996. The percentage decrease was mostly due to the effect of the increase in dial-around revenues on total revenues.

         Location commissions increased $4,330, or 199.4%, from $2,171 for the six months ended June 30, 1996 to $6,501 for the six months ended June 30, 1997. Location commissions represented 12.9% of total revenues for the six months ended June 30, 1996 and 11.7% of total revenues for the six months ended June 30, 1997, a decrease of 1.2%. The dollar increase is due to the acquired location agreements. The percentage decrease is due to economies of scale resulting from the acquisitions and the effect of the increase in dial-around revenues.

         Field operations (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones) increased $7,686, or 227.9%, from $3,372 for the six months ended June 30, 1996 to $11,058 for the six months ended June 30, 1997. Field operations represented 20.1% of total revenues for the six months ended June 30, 1996 and 20.0% of total revenues for the six months ended June 30, 1997. The dollar increase was primarily the result of higher operating and service costs attributable to the acquisitions and the resulting increased number of public pay telephone base and the additional field personnel to accommodate that increase.

         Selling, general and administrative ("SG&A") expenses increased $2,524, or 120%, from $2,103 for the six months ended June 30, 1996 to $4,627 for the six months ended June 30, 1997. SG&A represented 12.5% of total revenues for the six months ended June 30, 1996 and 8.4% of total revenues for the six months ended June 30, 1997, a decrease of 4.1%. The dollar increase was primarily the result of the acquisitions and the percentage decrease reflects the economies of scale resulting from those acquisitions that the Company has already realized and the effect of the increase in dial-around revenues.

         Depreciation and amortization increased $5,239, or 98.6%, from $5,314 for the six months ended June 30, 1996 to $10,553 for the six months ended June 30, 1997. Depreciation and amortization represented 31.6% of total revenues for the six months ended June 30, 1996 and 19.1% of total revenues for the six months ended June 30, 1997, a decrease of 12.5%. The dollar increase was primarily due to the Company's acquisitions and expansion of its public pay telephone base and purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth. The percentage decrease is due, in part, to a change in the estimated remaining economic life of acquired location contracts, which became effective in the fourth quarter of 1996. This change is expected to decrease depreciation and amortization by $2,645 each year.

         Other unusual charges and contractual settlements decreased $5,335, or 100%, from $5,335 for the six months ended June 30, 1996 to nil for the six months ended June 30, 1997. For the six months ended June 30, 1996, other unusual charges and contractual settlements consisted primarily of: (i) the settlement of contractual obligations under certain employment contracts, $325;
(ii) the write-off of selected assets in connection with the continued evaluation of the Company's operations and certain one-time charges for changes to the operations of the Company, $282; (iii) losses recognized on the early pay-off of obligations under capital leases and other debt concurrent with the debt restructuring completed on March 15, 1996, $630; (iv) the estimated fair market value of the Nominal Value Warrants charged to operations, $3,886; and
(v) the settlement of other contractual obligations, $212. Other unusual charges and contractual settlements represented 31.7% of total revenues for the six months ended June 30, 1996.

         Other income (expense). Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $5,689, or 272.1%, from $2,091 for the six months ended June 30, 1996 to $7,780 for the six months ended June 30, 1997. Interest expense represented 12.4% of total revenues for the six months ended June 30, 1996 and 14% of total revenues for the six months ended June 30, 1997, an increase of 1.6% as a result of the additional incurred debt from the Company's Debt Offering in December 1996. Interest income represented .8% of total revenues for the six months ended June 30, 1997, and resulted from the investment of acquisition deposits and excess operating cash.

         Extraordinary item. The Company recorded an extraordinary loss of $267, representing 1.6% of total revenues for the six months ended June 30, 1996. The extraordinary loss related to one-time costs that were incurred in connection with the refinancing of the Company's long-term debt. Concurrent with the refinancing of the Company's debt and the redemption of the 10%, 8% and 7% Preferred, the Company recorded the difference between the carrying value of the 10%, 8% and 7% Preferred and the redemption price as an increase to the accumulated deficit of $2,002.

         EBITDA. EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, other unusual charges and contractual settlements, and the extraordinary loss on debt refinancing) increased $12,466, or 421.4%, from $2,958 for the six months ended June 30, 1996 to $15,424 for the six months ended June 30, 1997. EBITDA represented 17.6% of total revenues for the six months ended June 30, 1996 and 27.9% of total revenues for the six months ended June 30, 1997, an increase of 10.3%. The increase in EBITDA, both in dollar and as a percentage of revenues, is attributable primarily to the increase in dial-around compensation and, to a lesser extent to the synergies of integration of the Company 's numerous acquisitions. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. The Company had working capital of $7,544 at June 30, 1997, compared to $39,491 at December 31, 1996, a decrease of $31,947, resulting from the acquisitions completed in 1997 and the placement of acquisition deposits for the pending acquisition. Net cash provided by (used in) operating activities during the six months ended June 30, 1996 and 1997 were ($394) and $2,130, respectively. Net cash provided by operations resulted mainly from the reduction in the net loss for the six months ended June 30, 1997, and the increase in depreciation and amortization.

         Cash used in investing activities during the six months ended June 30, 1996 and 1997 were $16,544 and $63,159, respectively. Cash used in investing activities consisted primarily of payments and deposits to acquire companies and purchases of property and equipment, offset (in 1997 only) by the release of the escrowed cash equivalents for the closing of the Cherokee acquisition.

         Cash flows provided by financing activities during the six months ended June 30, 1996, and 1997 were $17,250 and $19,227, respectively, which in 1997 consisted primarily of additional related party borrowings and the net proceeds from the exercise of the underwriters' Over-Allotment Option (wherein the underwriters' purchased 1,012,500 additional shares of Common Stock, at a net purchase price of $2.79 per share pursuant to the Company Equity Offering completed on December 18, 1996, wherein the Company sold 6,750,000 shares of Common Stock at a price to the public of $3.00 per share) offset by additional Debt Offering expenses arising from the sale of $125,000,000 aggregate principal amount of its 12% Senior Notes due 2006. Cash flows provided by financing activities during the six months ended June 30, 1996 of $17,250 resulted from the $32,798 borrowed mostly to acquire IPP and Paramount offset by the repayment of $10,272 in debt, the redemption of $1,120 in preferred stock, and the payment of $4,166 in refinancing fees. As of August 14, 1997, the Company has available under the $75 million Credit Facility $53,300, consisting of $42,300 for future acquisitions and $11,000 for general working capital purposes.

         The Company intends to fund the pending acquisition (CCI) with debt and/or equity offerings and senior secured debt.

         Management believes, but cannot assure, that cash flows from operations and other financial alternatives, including contemplated debt and equity offerings which are necessary to complete the pending acquisition and could be used to repay certain debt, will be sufficient to meet the Company's cash requirements for working capital, capital expenditures and debt service over the next twelve months.

CAPITAL EXPENDITURES

         For the six months ended June 30, 1997, the Company had capital expenditures (exclusive of acquisitions) of $2,643, which were financed through cash flows from operations and net proceeds from the Company Debt Offering and the Company Equity Offering. Capital expenditures are principally for the expansion of the Company's installed public pay telephone base and include purchases of telephones, related equipment, site contracts, operating equipment and computer hardware.

SEASONALITY

       The Company completed three acquisitions, which added 4,629 public pay telephones, in the first six months of 1996, and eight acquisitions, that added 19,250 public pay telephones, during the first six months of 1997. The seasonality of the Company's historical operating results has been reduced by shifts in the geographic concentrations of its public pay telephones resulting from such acquisitions which are located principally in the southeastern, southwestern, and western United States compared to the historical concentration in the mid-western United States.

YEAR 2000 ISSUES

       The Company expects to meet the management system requirements of the year 2000 as they relate to its financial reporting and pay telephone systems with current systems in place.


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On June 30, 1997, the Company held it's Annual Meeting of shareholders. Total shares eligible to vote as of the record date were 16,097,200 and total shares voted were 9,955,606, or 61.8%.

The following Proposal was NOT APPROVED by the Shareholders at the Annual Meeting of Shareholders:

       Proposal 1 - Amendment of the Code of Regulations to Establish a Classified Board of Directors so that the Board of Directors could be classified into two classes, serving staggered two-year terms and to adopt certain related amendments which would also provide that Directors can only be removed for "cause" and require a 75% vote of shareholders to change these amendments, increase or decrease the size of the Board of Directors or remove Directors for "cause". For 5,147,998, 32%; Withhold 467,417, 2.9%; and Not Voted 4,340,191, 27%.

The following Proposals WERE APPROVED by the Shareholders at the Annual Meeting of Shareholders:

       Proposal 2 - Election of Directors. The following nominees for director of the Company, as listed in the proxy statement were elected: Peter Graf - For 9,839,687, 99.1%; Withhold 86,722, 0.9%; Nickey Maxey - For 9,854,091, 99%,
Withhold 87,008, 0.9%; George Henry - For 9,868,884, 99%; Withhold 86,722, 0.9%;
Aron Katzman For 9,854,091, 99%; Withhold 101,515, 1%; Steven Richman - For 9,545,491, 95.9%; Withhold 410,115, 4.1%; and Joseph Abrams - For 9,869,050,
99%; Withhold 86,556, 0.9%.

       Proposal 3 - Ratification and Approval of the PhoneTel Technologies, Inc. 1997 Stock Incentive Plan. A stock incentive plan whereby 2,000,000 shares of the Company's Common Stock would become available for distribution to the Company's officers, directors, employees and independent contractors. For 5,441,235, 54.7%; Withhold 544,658, 5.5%; and Not Voted 3,969,713, 39.9%.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

     (10.1) First Supplemental Indenture, dated as of January 3, 1997, supplementing the Indenture, Dated as of December 18, 1996, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on
         Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes Due 2006.

     (10.2) Second Supplemental Indenture, dated as of May 29, 1997, supplementing the Indenture, Dated as of December 18, 1996, as supplemented by the First Supplemental Indenture dated as of January 3, 1997, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes Due 2006.

     (10.3) First Amendment to Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and Communications Central Inc. dated as of May 15, 1997.

     (10.4) $75,000,000 Credit Agreement dated as of May 30, 1997 among PhoneTel
         Technologies, Inc. as the Borrower, Various Lenders and ING (U.S.) Capital Corporation, as the Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders.

     (27) Financial Data Schedule

(b)      Reports on Form 8-K
         The Company filed no reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PHONETEL TECHNOLOGIES, INC.


August 13, 1997                          By: /s/ Peter G. Graf
                                         ----------------------------------
                                         Peter G. Graf
                                         Chairman of the Board and
                                         Chief Executive Officer


August 13, 1997                          By: /s/ Richard Kebert
                                         --------------------------------
                                         Richard Kebert
                                         Chief Financial Officer and
                                         Treasurer
                                         (Principal Financial Officer and
                                         Accounting Officer)

     EXHIBITS

     (10.1) First Supplemental Indenture, dated as of January 3, 1997, supplementing the Indenture, Dated as of December 18, 1996, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on
         Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes Due 2006.

     (10.2) Second Supplemental Indenture, dated as of May 29, 1997, supplementing the Indenture, Dated as of December 18, 1996, as supplemented by the First Supplemental Indenture dated as of January 3, 1997, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes Due 2006.

     (10.3) First Amendment to Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and Communications Central Inc. dated as of May 15, 1997.

     (10.4) $75,000,000 Credit Agreement dated as of May 30, 1997 among PhoneTel
         Technologies, Inc. as the Borrower, Various Lenders and ING (U.S.) Capital Corporation, as the Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders.

     (27) Financial Data Schedule