Form 10QSB
period 1997-09-30
PHONETEL TECHNOLOGIES INC
filed 1997-11-14
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


                                   (Mark One)
           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    FOR THE TRANSITION PERIOD FROM __ TO __.

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes _X_ No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of NOVEMBER 13, 1997, 16,360,829 SHARES OF THE REGISTRANT'S COMMON STOCK $.01 PAR VALUE, WERE OUTSTANDING.



    Transitional Small Business Disclosure Format (check one): Yes __ No _X_

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997


                                      INDEX

                                                                                                           Page No.
PART I.      FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Consolidated Balance Sheets as of December 31, 1996
                                and September 30, 1997..........................................................  3

                             Statements of Consolidated Operations for the Three and Nine
                                Months Ended September 30, 1996 and 1997........................................  4

                             Statements of Changes in Mandatorily Redeemable Preferred
                                Stock for the Year Ended December 31, 1996 and Nine Months
                                Ended September 30, 1997........................................................  5

                             Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
                                Common Stock and Other Shareholders' Equity for the Year Ended
                                December 31, 1996 and Nine Months Ended September 30, 1997......................  6

                             Statements of Consolidated Cash Flows for the Nine
                                Months Ended September 30, 1996 and 1997........................................  7

                             Notes to Consolidated Financial Statements
                                For the Three and Nine Months Ended September 30, 1997..........................  8

                  Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations................................... 14

PART II.     OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K................................................... 18

Signatures...................................................................................................... 19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------

                                                                                     (Unaudited)
                                                                      December 31,  September 30,
                                                                          1996           1997
                                                                      ------------  -------------
ASSETS
Current assets:
      Cash                                                              $ 46,438      $ 12,888
      Accounts receivable, net of allowance for doubtful
          accounts of $92 and $787, respectively                           3,749        13,446
      Other current assets                                                   283         1,011
                                                                        --------      --------
               Total current assets                                       50,470        27,345

Property and equipment, net                                               19,243        29,173
Intangible assets, net                                                    52,144       118,755
Other assets                                                                 283           355
Acquisition deposits                                                         520             -
Restricted cash equivalents                                               37,110             -
                                                                        --------      --------
                                                                        $159,770      $175,628
                                                                        ========      ========

LIABILITIES AND EQUITY
Current liabilities:
      Current portion:
          Long-term debt - others                                       $    501      $    559
          Long-term debt - related parties                                   508            14
          Obligations under capital leases                                   138           110
      Accounts payable                                                     4,137         5,627
      Accrued expenses:
          Location commissions                                             1,767         1,104
          Line and transmission charges                                      866         1,187
          Personal property and sales tax                                  1,071         3,606
          Interest                                                           774         4,800
          Salaries, wages and benefits                                       574           575
          Other                                                              643           152
                                                                        --------      --------
               Total current liabilities                                  10,979        17,734
Long-term debt - others                                                  125,274       125,350
Long-term debt - related parties                                               -        21,700
Obligations under capital leases                                             104            25
Commitments and contingencies                                                  -             -

14% cumulative preferred stock mandatorily redeemable, redemption
      amount of $7,476 and $8,009, respectively, due June 30, 2000         6,708         7,402
Non-mandatorily redeemable preferred stock,
      common stock and other shareholders' equity                         16,705         3,417
                                                                        --------      --------
                                                                        $159,770      $175,628
                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------------

                                                                       (Unaudited)                           (Unaudited)
                                                                    Nine Months Ended                     Three Months Ended
                                                                      September 30,                          September 30,
                                                              ------------------------------       -----------       -------------
                                                                  1996             1997                1996               1997
                                                              -----------       ------------       -----------       -------------
REVENUES:
      Coin calls                                              $    16,989       $     43,884       $     6,578       $     15,742
      Non-coin telecommunication services                          10,711             40,644             4,616             13,746
      Other                                                           616                468               316                129
                                                              -----------       ------------       -----------       ------------
                                                                   28,316             84,996            11,510             29,617
                                                              -----------       ------------       -----------       ------------
OPERATING EXPENSES:
      Line and transmission charges                                 6,800             17,734             2,934              5,901
      Telecommunication and validation fees                         3,562              9,400             1,226              3,464
      Location commissions                                          3,746             10,577             1,575              4,076
      Field operations                                              5,364             16,723             1,992              5,665
      Selling, general and administrative                           3,289              7,819             1,186              3,192
      Depreciation and amortization                                 8,877             16,621             3,563              6,068
      Provision for dial-around compensation adjustment                 -              2,361                 -              2,361
      Other unusual charges and contractual settlements             5,518              7,862               183              7,862
                                                              -----------       ------------       -----------       ------------
                                                                   37,156             89,097            12,659             38,589
                                                              -----------       ------------       -----------       ------------

Loss from operations                                               (8,840)            (4,101)           (1,149)            (8,972)

OTHER INCOME (EXPENSE):
      Interest expense - related parties                           (3,588)              (791)           (1,771)              (639)
      Interest expense - others                                      (551)           (11,493)             (277)            (3,865)
      Interest income                                                  (1)               468                (3)                21
      Other                                                             -                 15                 -                  5
                                                              -----------       ------------       -----------       ------------
                                                                   (4,140)           (11,801)           (2,051)            (4,478)
                                                              -----------       ------------       -----------       ------------

Loss before extraordinary item                                    (12,980)           (15,902)           (3,200)           (13,450)

Extraordinary item:
      Loss on debt restructuring                                     (267)                 -                 -                  -
                                                              -----------       ------------       -----------       ------------

NET LOSS                                                         ($13,247)          ($15,902)          ($3,200)          ($13,450)
                                                              ===========       ============       ===========       ============


Earnings per share calculation:
Net loss                                                         ($13,247)          ($15,902)          ($3,200)          ($13,450)
      Preferred dividend payable in kind                             (212)              (400)             (101)              (121)
      Accretion of 14% Preferred to its redemption value              (58)              (294)              (34)              (180)
      Premium on redemption of 10%, 8% and 7% Preferred            (2,002)                 -                 -                  -
                                                              -----------       ------------       -----------       ------------

Net loss applicable to common shareholders                       ($15,519)          ($16,596)          ($3,335)          ($13,751)
                                                              ===========       ============       ===========       ============

Net loss per common share before extraordinary item                ($3.54)            ($1.04)           ($0.58)           ($0.85)
                                                              ===========       ============       ===========       ============

Net loss per common share                                          ($3.60)            ($1.04)           ($0.58)           ($0.85)
                                                              ===========       ============       ===========       ============

Weighted average number of shares                               4,305,130         15,937,973         5,746,785         16,176,477
                                                              ===========       ============       ===========       ============



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

------------------------------------------------------------------------------------------------


                                                                                 (Unaudited)
                                                        Year Ended            Nine Months Ended
                                                     December 31, 1996        September 30, 1997
                                                    -------------------      -------------------
                                                     Shares     Amount        Shares      Amount
                                                    -------    --------      -------     -------
14% CUMULATIVE REDEEMABLE
      CONVERTIBLE PREFERRED STOCK
      Balance at beginning of year                        -           -      120,387      $6,708
      Redemption of 7%, 8%, and 10%  Preferred       34,436      $2,066            -           -
      Conversion of debt                             59,695       3,581            -           -
      Acquisitions                                   13,787         622            -           -
      Dividends payable-in-kind                      12,469         337       13,088         400
      Accretion of carrying value to amount
        payable at redemption on June 30, 2000            -         102            -         294

Total Mandatorily Redeemable
                                                    -------      ------      -------      ------
      Preferred Stock                               120,387      $6,708      133,475      $7,402
                                                    =======      ======      =======      ======








   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
    COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------

                                                                                                    (Unaudited)
                                                                   Year Ended                   Nine Months Ended
                                                                December 31, 1996               September 30, 1997
                                                         -------------------------------   ----------------------------
                                                           Shares               Amount        Shares         Amount
                                                         -----------         ------------  -----------      -----------
Series A Special Convertible
       Preferred Stock
       Balance at beginning of year                                -                  -              -               -
       Exercise of warrants                                        -                  -         12,500              $3
       Conversion to common stock                                  -                  -        (12,500)             (3)
                                                          ----------         ----------     ----------      ----------
       Balance at end of period                                    -                  -              -               -
                                                          ==========         ----------     ==========      ----------

Common Stock
       Balance at beginning of year                        2,855,350                $29     14,488,828             145
       Company Equity Offering                             6,750,000                 68      1,012,500              10
       Exercise of warrants and options                    1,035,137                 10        409,754               4
       Acquisitions                                        2,860,608                 28              -               -
       Conversion of 10% Non-voting Preferred                884,214                  9              -               -
       Conversion of Series A Preferred                            -                  -        250,000               3
       Other issuances of stock                              103,519                  1        124,747               1
                                                          ----------         ----------     ----------      ----------
       Balance at end of period                           14,488,828                145     16,285,829             163
                                                          ==========         ----------     ==========      ----------

Additional Paid-in Capital
       Balance at beginning of year                                              16,650                         59,104
       Company Equity Offering                                                   18,228                          2,815
       Acquisitions                                                               8,010                              -
       Warrants issued with debt                                                  6,412                              -
       Conversion of 10% Non-voting Preferred                                     5,296                              -
       Issuance of Nominal Value Warrants                                         4,241                              -
       Other issuances of stock                                                     267                            474
                                                                             ----------                     ----------
       Balance at end of period                                                  59,104                         62,393
                                                                             ----------                     ----------

Accumulated Deficit
       Balance at beginning of year                                             (13,454)                       (42,544)
       Net loss for the period                                                  (26,649)                       (15,902)
       14% Preferred dividends payable-in-kind
          and accretion                                                            (439)                          (693)
       Redemption of 7%, 8%, and 10% Preferred                                   (2,002)                             0
                                                                             ----------                     ----------
       Balance at end of period                                                 (42,544)                       (59,139)
                                                                             ----------                     ----------

Total Non-mandatorily Redeemable
       Preferred Stock, Common Stock and
       Other Shareholders' Equity                                               $16,705                         $3,417
                                                                             ==========                     ==========



    The accompanying notes are an ntegral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

------------------------------------------------------------------------------------------

                                                                        (Unaudited)
                                                                      Nine Months Ended
                                                                       September 30,
                                                                  ------------------------
                                                                    1996           1997
                                                                  --------       ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net loss                                                    ($13,247)      ($15,902)
      Adjustments to reconcile net loss to net cash flows
          from operating activities:
          Depreciation and amortization                              8,877         16,621
          Amortization of deferred revenues                           (600)          (300)
          Issuance of Nominal Value Warrants                         3,886              -
          Stock issued in lieu of cash payments                         21              -
          Accretion of related party debt                            1,183              -
          Loss on debt restructuring                                   339              -
          Increase in allowance for doubtful accounts                   61            693
          Other noncash charges                                         56            (10)
          Equity in earnings of affiliate                                -              -
          Changes in current assets and current liabilities,
               net of assets acquired                               (1,222)          (317)
                                                                  --------       --------
                                                                      (646)           785
                                                                  --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Acquisitions                                                 (22,380)       (85,115)
      Restricted funds                                                   -         37,110
      Purchases of property and equipment                           (2,359)        (4,979)
      Deferred revenues - signing bonus                              1,200              -
      Purchases of intangible assets                                  (626)        (1,051)
      Change in other assets                                          (426)           (71)
      Proceeds from sale of assets                                       -            734
      Other deferred charges                                          (187)             -
                                                                  --------       --------
                                                                   (24,778)       (53,372)
                                                                  --------       --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Proceeds from debt issuance's                                      -            110
      Proceeds from related party debt                              41,575         21,700
      Principal payments on borrowings                             (10,540)        (1,441)
      Proceeds from issuance of stock                                    -          2,825
      Expenses from issuance of common stock                           (88)             -
      Debt issuance costs                                           (4,473)        (4,265)
      Redemption of 10% Preferred and 8% Preferred                  (1,117)             -
      Proceeds from warrant and option exercises                        10            108
                                                                  --------       --------
                                                                    25,367         19,037
                                                                  --------       --------

Decrease in cash                                                       (57)       (33,550)
Cash at beginning of period                                            713         46,438
                                                                  --------       --------
Cash at end of period                                             $    656       $ 12,888
                                                                  ========       ========


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
(IN THOUSANDS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE, SHARE AND PER SHARE
----------------------------------------------------------------------------
AMOUNTS)
-------

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

         Certain amounts relating to 1996 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders' equity or net loss as previously reported.

2.    ACQUISITIONS AND MERGERS

         Acquisitions completed during the nine months ended September 30, 1997:

     London Communications, Inc. - June 10, 1997 ("London") 2,519 installed public pay telephones for $9,672.
     Advance Pay Systems, Inc. - May 30, 1997 ("Advance") 800 installed public pay telephones for $2,734.
     American Public elecom, Inc. - May 30, 1997 ("American") 859 installed public pay telephones for $3,307.
     Coinlink, LLC - February 14, 1997 ("Coinlink") 300 installed public pay telephones for $942.
     RSM Communications, Inc. - January 31, 1997 ("RSM") 292 installed public pay telephones for $1,061.
     Americom, Inc. - January 17, 1997 ("Americom") 99 installed public pay telephones for $274.
     Texas Coinphone - January 14, 1997 ("Texas Coinphone") 1,250 installed public pay telephones for $3,746.
     Cherokee Communications, Inc. - January 1, 1997 ("Cherokee") 13,131 public pay telephones for a purchase price consisting of: $53,953; $1,250 for non-competition agreements; $4,174 for acquired outstanding accounts receivable, prepaid expenses, deposits and coin in the installed pay telephones; and the assumption of $5,443 in liabilities. Additionally, the Company incurred approximately $1,656 in acquisition related expenses.

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

         PURCHASE PRICE ACCOUNTING

         The above transactions have been accounted for as purchases and have been included in the results of operations from the respective dates of acquisition. The difference between the total purchase price and the current assets and liabilities assumed has been allocated to property and equipment, location contracts and non-compete agreements based on the relative fair values: fair values of location contracts being determined using discounted cash flows over the remaining estimated economic lives of the acquired location contracts. The amount of the location contracts and non-competition agreements recorded for each acquisition and the estimated economic life of the acquired location contracts are as follows: London $8,563, 102 months; Advance $2,356, 120 months; American $2,914, 103 months; Coinlink $838, 103 months; RSM $956, 112 months; Americom $246, 120 months; Texas Coinphone $3,143, 101 months; Cherokee $53,858, 113 months; Amtel $10,136, 99 months; POA $12,054, 103 months; IPP $6,959, 97 months; and Paramount $10,116, 109 months. Acquired property and equipment is depreciated over three to five years.

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

                                                      Pro Forma Selected Results of Operations Data
                                                      ---------------------------------------------
                                          Nine Months Ended September 30,    Three Months Ended September 30,
                                          -------------------------------    --------------------------------
                                               1996            1997               1996             1997
                                               ----            ----               ----             ----
     Total revenues                          $ 79,855       $ 89,991           $ 27,739         $ 29,617
     Net loss before extraordinary item       (21,604)       (16,757)            (5,107)         (13,450)
     Net loss                                 (21,872)       (16,757)            (5,107)         (13,450)
     Net loss applicable to
       common shareholders                    (24,144)       (17,450)            (5,242)         (13,751)
     Net loss per common share                  (1.65)         (1.10)             (1.77)           (0.85)

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

         EXPIRED TENDER OFFER AND RELATED MERGER AGREEMENT

         Communications Central Inc. ("CCI") On March 14, 1997, (and subsequently amended on May 15, 1997) the Company tendered an offer pursuant to a merger agreement whereby the Company would acquire all the outstanding shares of common stock and associated rights to purchase such common stock for $12.85 per share in cash. The total cost of the transaction, including debt to be assumed or refinanced and excluding related fees, was estimated to be approximately $172,000. The tender offer was conditioned upon, among other things, 75% of the outstanding CCI shares, on a fully diluted basis, being tendered and the receipt by the Company of financing sufficient to enable it to consummate the transaction. Pursuant to the merger agreement and the subsequent amendment dated May 15, 1997, the Company deposited $6,000 with CCI. This amount was refundable only under certain limited conditions. The Company's successful consummation of the CCI acquisition was dependent upon, among other things, its ability to raise sufficient debt and/or equity to finance the tender offer.

         On July 22, 1997, the Company and CCI jointly announced that they were engaged in discussions concerning a possible restructuring of the terms of the acquisition in light of the July 1, 1997 court decision (See Note 10). On August 5, 1997 the Company announced that it had extended the tender offer to August 18, 1997. By August 18, 1997 the Company had not obtained the necessary financing to complete the merger thereby forfeiting the $6,000 deposit upon expiration of the tender offer. In addition, the Company had incurred professional fees and related expenses of approximately $1,818 in connection with the CCI expired tender offer and related merger agreement and related offerings. Accordingly, the Company recorded a charge of $7,818 to Other Unusual Charges and Contractual Settlements in the three months ended September 30, 1997.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                              Estimated
                                                            Useful Lives       December 31,      September 30,
                                                             (in years)           1996               1997
                                                            ------------       ------------      -------------
             Telephones, boards, enclosures and cases           3-10            $   25,784         $  39,641
             Furniture, fixtures and other equipment            3-5                  1,751             2,718
             Leasehold improvements                             2-5                    249               299
                                                                                ----------         ---------
                                                                                    27,784            42,658
             Less - accumulated depreciation                                        (8,541)          (13,485)
                                                                                ----------         ---------
                                                                                $   19,243         $  29,173
                                                                                ==========         =========

4.     INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                                         Amortization Period     December 31,     September 30,
                                                             (In months)             1996              1997
                                                             -----------             ----              ----
             Value assigned to location contracts
                 acquired and installation of public
                 pay telephones                              60-120             $   53,862          $ 125,855
             Deferred financing costs                          120                   5,851             10,117
             Non-competition agreements                      24-60                   2,099              3,731
             State operating certifications                    60                      524                548
                                                                                ----------          ---------
                                                                                    62,336            140,251
             Less - accumulated amortization                                       (10,192)           (21,496)
                                                                                ----------          ---------
                                                                                $   52,144          $ 118,755
                                                                                ==========          =========

5.    RELATED PARTY DEBT

      On May 30, 1997, the Company entered into a Credit Agreement with various lenders which were or may become thereafter, parties thereto (collectively referred to as the "Lenders"). ING (U.S.) Capital Corporation ("ING") is Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation are Co-Agents for the Lenders (the "Credit Facility"). ING is a significant shareholder of the Company's common equity. The Credit Facility provides a $75,000 commitment comprised of $60,000 for future acquisitions, and $15,000 for general working capital requirements. Borrowings accrue interest at the ING Alternate Base Rate (as defined in the Credit Facility) plus 1.50%. The Credit Facility matures on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral. The Company borrowed $17,700 (of the $60,000 acquisition commitment) to complete the acquisitions of Advance, American, and London and to pay related acquisition and credit facility fees. The Company also borrowed $4,000 (of the $15,000 general working capital commitment) for interest payments due under the $125,000,000 12% Senior Notes. Subsequent to the September 16, 1997 Court ruling which vacated dial-around compensation (see Note 10), and pursuant to certain terms of the Credit Facility, the agent has given notice that the Company is prohibited from making additional borrowings under the Credit Facility without prior approval of the Lenders.

     The Credit Facility includes covenants which, among other things, require the Company to maintain ratios as to fixed charges, debt to EBITDA, current ratio and interest coverage (all as defined in the Credit Facility). Other covenants limit incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

6.   PREFERRED STOCK MANDATORILY REDEEMABLE

         Mandatorily redeemable preferred stock consisted of the following:

                                                                                   December 31,      September 30,
                                                                                      1996                1997
                                                                                      ----                ----
         14% Cumulative Redeemable Convertible Preferred Stock ($60 stated value
         - 200,000 shares authorized; 107,918 shares issued and outstanding, cumulative dividends issuable of 12,469 shares at December 31, 1996
         (valued at $337) and 25,557 shares at September 30, 1997, (valued at
         $736); mandatory redemption
         amount of $7,476 and $8,009, respectively, due June 30, 2000                 $ 6,708            $ 7,402

         The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the nine months ended September 30, 1997, the carrying value of the 14% Preferred was increased by $294 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.

7. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

         Non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity consisted of the following:

                                                                              December 31,       September 30,
                                                                                  1996               1997
                                                                                  ----               ----
         Series A Special Convertible Preferred Stock
           ($0.20 par value, $0.20 stated value - 250,000
           shares authorized; no shares outstanding)                                  -                 -
         Common Stock
           ($0.01 par value - 50,000,000 shares authorized; 14,488,828 and
           16,285,829 shares issued and outstanding at December 31, 1996 and
           September 30, 1997, respectively)                                    $    145            $   163
         Additional paid-in capital                                               59,104             62,393
         Accumulated deficit                                                     (42,544)           (59,139)
                                                                                --------            -------
                                                                                $ 16,705            $ 3,417
                                                                                ========            =======

         During January 1997, the Company's underwriters exercised their Over-Allotment Option (pursuant to the Company's Equity Offering completed on December 18, 1996, wherein the Company sold 6,750,000 shares of Common Stock at a price to the public of $3.00 per share) and sold an additional 1,012,500 shares of Common Stock for $2,825 in net proceeds. During the three months ended March 31, 1997, directors of the Company exercised 221,125 options with net proceeds to the Company of $2 and a former lender to the Company exercised options for 12,500 shares of Series A Special Convertible Preferred (with net proceeds to the Company of $3) which were immediately converted into 250,000 shares of Common Stock. On January 2, 1997, an executive officer of the Company converted an outstanding loan and accrued interest of $374 to 124,747 shares of Common Stock. During the three months ended September 30, 1997, one individual and the Company's underwriter exercised 88,629 options with net proceeds to the Company of $1, and a former officer of the Company exercised 100,000 options with net proceeds to the Company of $102. On October 22, 1997, the Company issued 75,000 shares of Common Stock to the five non-employee directors of the Company for services rendered for the two years ended May 1997.

8.       NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standard Board ("FASB") issued Statement No. 128, "Earnings per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for publicly held entities. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The fully diluted per share amount is not expected to be materially different than the earnings per share amount currently disclosed.

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

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). This statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets utilizes the management of internal reporting methodologies. This Statement is effective for financial statements for the periods beginning after December 15, 1997. Management has not evaluated the impact of this Statement.

9.       CONDENSED CONSOLIDATING FINANCIAL STATEMENT DATA

         The Company's wholly-owned subsidiary, Cherokee Communications, Inc. ("Cherokee") which was acquired January 1, 1997, is a guarantor of the $125,000 12% Senior Notes, due 2006. The following are the condensed consolidating financial statements of PhoneTel and Cherokee as of September 30, 1997 and for the nine months ended September 30, 1997.


                                 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                                  (IN THOUSANDS)
Balance Sheet, at September 30, 1997
                                           PhoneTel       Cherokee(a)   Eliminations    Consolidated
                                           --------       -----------   ------------    ------------
Current assets                             $ 20,226        $  7,119            $ -         $ 27,345
Property and equipment, net                  22,635           6,538              -           29,173
Intangible assets, net                       68,499          50,256              -          118,755
Other non-current assets                     65,584               0        (65,229)             355
                                           --------        --------        -------         --------
Total                                       176,944          63,913        (65,229)         175,628
                                           ========        ========        =======         ========

Current liabilities                          15,958           1,776              -           17,734
Inter-company debt                                -          65,229        (65,229)               -
Long-term debt and capital leases           146,261             814              -          147,075
14% Preferred stock                           7,402               -              -            7,402
Other equity                                  7,323          (3,906)             -            3,417
                                           --------        --------        -------         --------
Total                                       176,944          63,913        (65,229)         175,628
                                           ========        ========        =======         ========

Income Statement, for the nine months ended September 30, 1997

Total revenues                               76,035           8,961              -           84,996
Operating expenses                           78,945          10,151              -           89,097
                                           --------        --------        -------         --------
Income (loss) from operations                (2,911)         (1,190)             -           (4,101)
Other income (expense), net                  (9,818)         (1,983)             -          (11,801)
                                           --------        --------        -------         --------
Net income (loss)                          ($12,729)        ($3,173)             -         ($15,902)
                                           ========        ========        =======         ========

         (a) The Cherokee separate financial statement data reflects the push down of the Company's debt, related interest expense and allocable debt issue costs associated with the Company's acquisition of Cherokee.

10.   PROVISION FOR DIAL-AROUND COMPENSATION ADJUSTMENTS

         On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled IN THE MATTER OF IMPLEMENTATION OF THE PAY TELEPHONE RECLASSIFICATION AND COMPENSATION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations, including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

         In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its SECOND REPORT AND ORDER in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for subscriber 800 and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation. The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for subscriber 800 and access code calls. These new rule provisions were made effective as of October 7, 1997.

         In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

         Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 (the $0.284 per call multiplied by 131 calls). As a result of this adjustment, the net provision recorded in the third quarter for reduced dial-around compensation is approximately $2,361 ($0.15 per share). For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is $4,952 and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

         The Company's counsel, Skadden, Arps, Slate, Meagher & Flom LLP, is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intentions to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

11. OTHER LEGAL MATTERS

         The Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine with precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have a material adverse affect on the consolidated financial statements of the Company.

         On September 5, 1997 a complaint against the Company was filed in the Common Pleas Court of Cuyahoga County, Ohio by Infosystems Resources, Inc. alleging breach of contract, tortious interference with contract and conversion of trade secrets. The suit involves a dispute regarding commissions payable under an operator services agreement. Each of the four counts included a prayer for damages in the amount of $260,161, and three of the counts included requests for $10,000 in punitive damages. An additional claim for injunctive relief also was included. On October 24, 1997, the Company filed its motion to dismiss for lack of subject matter jurisdiction indicating that the case involved a contract for telephone services and other issues subject to Federal Communication Commission regulations which are not within the jurisdiction of the Ohio courts. As of November 13, 1997, the court had not ruled on that motion. Management intends to vigorously contest the allegations set forth in the complaint, believes the allegations contained therein are without merit and is of the opinion that this suit will not have a materially adverse effect on the business, financial conditions or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSAND OF DOLLARS EXCEPT FOR PUBLIC PAY TELEPHONES, PER CALL, SHARE AND PER SHARE AMOUNTS)

        SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements, other than historical facts, contained in this Quarterly Report on Form 10-QSB, are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 1997 as well as over the long term such as, without limitation, (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; and (iii) increases in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this Report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

         EXPIRED TENDER OFFER AND RELATED MERGER AGREEMENT

         Communications Central Inc. ("CCI") On March 14, 1997, (and subsequently amended on May 15, 1997) the Company tendered an offer pursuant to merger agreement whereby the Company would acquire all the outstanding shares of common stock and associated rights to purchase such common stock for $12.85 per share in cash. The total cost of the transaction, including debt to be assumed or refinanced and excluding related fees, was estimated to be approximately $172,000. The tender offer was conditioned upon, among other things, 75% of the outstanding CCI shares, on a fully diluted basis, being tendered and the receipt by the Company of financing sufficient to enable it to consummate the transaction. Pursuant to the merger agreement and the subsequent amendment dated May 15, 1997, the Company deposited $6,000 with CCI. This amount was refundable only under certain limited conditions. The Company's successful consummation of the CCI acquisition was dependent upon, among other things, its ability to raise sufficient debt and/or equity to finance the tender offer.

         On July 22, 1997, the Company and CCI jointly announced that they were engaged in discussions concerning a possible restructuring of the terms of the acquisition in light of the July 1, 1997 court decision (see Note 10). On August 5, 1997 the Company announced that it had extended the tender offer to August 18, 1997. By August 18, 1997 the Company had not obtained the necessary financing to complete the merger thereby forfeiting the $6,000 deposit upon expiration of the tender offer. In addition, the Company had incurred professional fees and related expenses of approximately $1,818 in connection with the expired tender offer and related merger agreement and related offerings. Accordingly, the Company recorded a charge of $7,818 to Other Unusual Charges and Contractual Settlements in the three months ended September 30, 1997.

         COMPLETED ACQUISITIONS

Acquisitions completed during the nine months ended September 30, 1997:

     London - June 10, 1997, 2,519 installed public pay telephones for $9,672. Advance - May 30, 1997, 800 installed public pay telephones for $2,734. American - May 30, 1997, 859 installed public pay telephones for $3,307. Coinlink - February 14, 1997, 300 installed public pay telephones for $942. RSM - January 31, 1997, 292 installed public pay telephones for $1,061. Americom - January 17, 1997, 99 installed public pay telephones for $274. Texas Coinphone - January 14, 1997, 1,250 public installed pay telephones for $3,746.
     Cherokee Communications, Inc. - January 1, 1997 ("Cherokee") 13,131 public pay telephones for a purchase price consisting of: $53,953; $1,250 for non-competition agreements; $4,174 for acquired outstanding accounts receivable, prepaid expenses, deposits and coin in the installed pay telephones; and the assumption of $5,443 in liabilities. Additionally, the Company incurred approximately $1,656 in acquisition related expenses.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Revenues increased $56,680, or 200%, from $28,316 for the nine months ended September 30, 1996 to $84,996 for the nine months ended September 30, 1997. This increase is attributable primarily to the number of installed public pay telephones, which increased by 19,273, or 78%, from 24,732 at September 30, 1996 to 44,005 at September 30, 1997, with the majority of the increase occurring in the third quarter of 1996 and the first quarter of 1997 due to the Company's recent acquisitions, and the increase in the mandated monthly dial-around rate. The weighted average number of installed public pay telephones increased by 27,723, or 193%, from 14,352 for the nine months ended September 30, 1996 to 42,075 for the nine months ended September 30, 1997.

         Revenues from coin calls increased $26,895, or 158%, from $16,989 for the nine months ended September 30, 1996 to $43,884 for the nine months ended September 30, 1997. Coin calls represented 60% of total revenues for the nine months ended September 30, 1996 and 51% of total revenues for the nine months ended September 30, 1997, a decrease of 9%. Non-coin telecommunication services (including dial-around revenues) increased $29,933, or 279%, from $10,711 for the nine months ended September 30, 1996 to $40,644 for nine months ended September 30, 1997. The increases were primarily the result of the Company's recent acquisitions which produced additional revenues and the increase in the monthly dial-around compensation rate. Non-coin telecommunication services represented 38% of total revenues for the nine months ended September 30, 1996 and 48% of total revenues for the nine months ended September 30, 1997, an increase of 10%. Dial-around revenues increased $15,407, or 1,668%, from $924 for the nine months ended September 30, 1996 to $16,331 for the nine months ended September 30, 1997. Dial-around revenues represented 3% of total revenues for the nine months ended September 30, 1996 and 19% of total revenues for the nine months ended September 30, 1997, an increase of 16%. This increase was due to the increase in the number of public pay telephones owned and operated by the Company. The FCC mandated changes in the dial-around rate and compensation, pursuant to the February 8, 1996 enactment of Section 276 of the Telecommunications Act.

               On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled IN THE MATTER OF IMPLEMENTATION OF THE PAY TELEPHONE RECLASSIFICATION AND COMPENSATION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations, including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

         In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its SECOND REPORT AND ORDER in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for subscriber 800 and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation. The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for subscriber 800 and access code calls.
These new rule provisions were made effective as of October 7, 1997.

         In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

         Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to period from November 7, 1996 through June 30, 1997 from the initial $45.85 rate to $37.20 (the $0.284 per call multiplied by 131 calls). As a result of this adjustment, the net provision recorded in the third quarter for reduced dial-around compensation is approximately $2,361 ($0.15 per share). For the period from July 1, 1997 through October 6, 1997, the Company has recorded (and will record) dial-around compensation at the rate of $37.20 per payphone per month. The amount of dial-around revenue recognized in the period from July 1, 1997 through October 6, 1997 is $4,952 and such amount will be billed after final resolution of the allocation obligations of the IXCs as determined by the FCC.

         The Company's counsel, Skadden, Arps, Slate, Meagher & Flom LLP, is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period from November 7, 1996 through October 6, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intentions to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

         The foregoing sentence constitutes a forward-looking statement within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.

         Other revenues decreased $148 from $616 for the nine months ended September 30, 1996 to $468 for the nine months ended September 30, 1997.

         Operating Expenses. Total operating expenses increased $51,941, or 140%, from $37,156 for the nine months ended September 30, 1996 to $89,097 for the nine months ended September 30, 1997. Operating expenses represented 131% of total revenues for the nine months ended September 30, 1996 and 105% of total revenues for the nine months ended September 30, 1997, a decrease of 26%. The percentage decrease was due to the lower line and transmission, location commissions and administrative costs (as a percentage of total revenues) offset by higher depreciation and amortization resulting from the acquisitions, the loss resulting from the expiration of the tender offer and related merger agreement and the provision recorded for dial-around compensation to recognize the change in the mandated dial-around compensation rates.

         Line and transmission charges increased $10,934, or 161%, from $6,800 for the nine months ended September 30, 1996 to $17,734 for the nine months ended September 30, 1997. Line charges represented 24% of total revenues for the nine months ended September 30, 1996 and 21% of total revenues for the nine months ended September 30, 1997, a decrease of 3%. The dollar increase in line and transmission charges was due principally to the increase in the number of public pay telephones owned and operated by the Company as a result of its recent acquisitions. The percentage decrease was due to higher dial-around revenues.

         Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) increased $5,838, or 164%, from $3,562 for the nine months ended September 30, 1996 to $9,400 for the nine months ended September 30, 1997. Telecommunication and validation fees represented 13% of total revenues for the nine months ended September 30, 1996 and 11% for the nine months September 30, 1997, a decrease of 2%. The dollar increase was primarily the result of the increase in the number of installed public pay telephones owned and operated by the Company as a result of its recent acquisitions and the elimination of the Company's operator service center and the related outsourcing of said services during the second quarter of 1996. The percentage decrease was mostly due to the effect of the increase in dial-around revenues on total revenues.

         Location commissions increased $6,831, or 182%, from $3,746 for the nine months ended September 30, 1996 to $10,577 for the nine months ended September 30, 1997. Location commissions represented 13% of total revenues for the nine months ended September 30, 1996 and 12% of total revenues for the nine months ended September 30, 1997, a decrease of 1%. The dollar increase is the result of the increased number of location providers receiving commissions due to the increased number of location agreements owned by the Company as a result of the recent acquisitions. The percentage decrease is due to the effect of the increase in dial-around revenues.

         Field operations (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones) increased $11,359, or 212%, from $5,364 for the nine months ended September 30, 1996 to $16,723 for the nine months ended September 30, 1997. Field operations represented 19% of total revenues for the nine months ended September 30, 1996 and 1997. The dollar increase was primarily the result of higher operating and service costs attributable to the Company's recent acquisitions and the resulting increased number of public pay telephones owned and operated by the Company base and the additional field personnel needed to accommodate that increase.

         Selling, general and administrative ("SG&A") expenses increased $4,530, or 138%, from $3,289 for the nine months ended September 30, 1996 to $7,819 for the nine months ended September 30, 1997. SG&A represented 12% of total revenues for the nine months ended September 30, 1996 and 9% of total revenues for the nine months ended September 30, 1997, a decrease of 3%. The dollar increase was primarily the result of the

Company's recent acquisitions and the percentage decrease reflects the economies of scale realized by the Company from those acquisitions and the effect of the increase in dial-around compensation revenues.

         Depreciation and amortization increased $7,744, or 87%, from $8,877 for the nine months ended September 30, 1996 to $16,621 for the nine months ended September 30, 1997. Depreciation and amortization represented 31% of total revenues for the nine months ended September 30, 1996 and 19% of total revenues for the nine months ended September 30, 1997, a decrease of 12%. The dollar increase was primarily due to the Company's recent acquisitions, expansion of its public pay telephone base and purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth. The percentage decrease is due, in part, to a change in the estimated remaining economic life of acquired location contracts, which became effective in the fourth quarter of 1996. This change is expected to decrease depreciation and amortization by $2,645 each year.

         Other unusual charges and contractual settlements increased $2,344, or 42%, from $5,518 for the nine months ended September 30, 1996 to $7,862 for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, other unusual charges and contractual settlements consisted primarily of:
(i) the settlement of contractual obligations under certain employment contracts, $331; (ii) the write-off of selected assets in connection with the continued evaluation of the Company's operations and certain one-time charges for changes to the operations of the Company, $460; (iii) losses recognized on the early pay-off of obligations under capital leases and other debt concurrent with the debt restructuring completed on March 15, 1996, $630; (iv) the estimated fair market value of certain warrants charged to operations, $3,886; and (v) the settlement of other contractual obligations, $211. For the nine months ended September 30, 1997, other unusual charges and contractual settlements consisted of forfeited deposits relating to the proposed acquisition of CCI and expenses of the related proposed offerings.

         Other income (expense). Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $8,145, or 197%, from $4,139 for the nine months ended September 30, 1996 to $12,284 for the nine months ended September 30, 1997. Interest expense represented 15% of total revenues for the nine months ended September 30, 1996 and 14% of total revenues for the nine months ended September 30, 1997, a decrease of 1%. The dollar amount and percentage increase resulted from the additional debt from an offering of debt by the Company in December 1996. Interest income was $468 for the nine months ended September 30, 1997, or 1% of total revenues for the nine months ended September 30, 1997, and resulted from the investment of acquisition deposits and excess operating cash.

         Extraordinary item. The Company recorded an extraordinary loss of $267; representing 1% of total revenues for the nine months ended September 30, 1996. The extraordinary loss related to one-time costs that were incurred in connection with the refinancing of the Company's long-term debt. Concurrent with the refinancing of the Company's debt and the redemption of the 10%, 8% and 7% Preferred, the Company recorded the difference between the carrying value of the 10%, 8% and 7% Preferred and the redemption price as an increase to the accumulated deficit of $2,002.

         EBITDA. EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, other unusual charges and contractual settlements, and the extraordinary loss on debt refinancing) increased $14,827, or 267%, from $5,555 for the nine months ended September 30, 1996 to $20,382 for the nine months ended September 30, 1997. EBITDA represented 20% of total revenues for the nine months ended September 30, 1996 and 24% of total revenues for the nine months ended September 30, 1997, an increase of 4%. The increase in EBITDA both in dollars and as a percentage of revenues, is attributable primarily to the increase in dial-around compensation and the increase in telephones owned and operated by the Company as a result of recent acquisitions. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. The Company had a working capital deficit of $12,089 at September 30, 1997, compared to $39,491 at December 31, 1996, a decrease of $51,580, resulting from the acquisitions completed in 1997, the reclassification of debt under the Credit Agreement to current and the forfeiture of the CCI acquisition deposits. Net cash provided by (used in) operating activities during the nine months ended September 30, 1996 and 1997 were ($646) and $785, respectively. Net cash provided by operations resulted primarily from the increased dial-around compensation.

         Cash used in investing activities during the nine months ended September 30, 1996 and 1997 were $24,778 and $53,372, respectively. Cash used in investing activities consisted primarily of payments and deposits to acquire companies and purchases of property and equipment, offset (in 1997 only) by the release of the escrowed cash equivalents for the closing of the Cherokee acquisition.

         Cash flows provided by financing activities during the nine months ended September 30, 1996, and 1997 were $25,367 and $19,037, respectively. The decrease was due to a reduction in related party borrowings and principal payments on borrowings offset by the net proceeds from the exercise of the underwriters' Over-Allotment Option (wherein the underwriters' purchased 1,012,500 additional shares of Common Stock, at a net purchase price of $2.79 per share pursuant to the Company Equity Offering completed on December 18, 1996, wherein the Company sold 6,750,000 shares of Common Stock at a price to the public of $3.00 per share.

         As of November 13, 1997, the Company has borrowed $21,700 of the $75,000 Credit Facility (see Note 5). The Credit Facility includes covenants which, among other things, require the Company to maintain ratios as to fixed charges, debt to EBITDA, current ratio and interest coverage (all as defined in the Credit Facility). Other covenants limit the incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments. Pursuant to certain terms of the Credit Facility, the agent has also given notice that the Company is prohibited from making waivers of additional borrowing under the Credit Facility without prior approval of the Lenders.

         Management believes, (subject to obtaining written covenant noncompliance from the Lenders), but cannot assure, that cash flows from operations and other financial alternatives, will be sufficient to meet the Company's cash requirements for working capital, capital expenditures and debt service over the next twelve months.

CAPITAL EXPENDITURES

         For the nine months ended September 30, 1997, the Company had capital expenditures (exclusive of acquisitions) of $4,979, which were financed through cash flows from operations and net proceeds from an offering of debt and equity by the Company. Capital expenditures are principally for the expansion of the Company's installed public pay telephone base and include purchases of telephones, related equipment, site contracts, operating equipment and computer hardware.

SEASONALITY

       The Company completed five acquisitions, which added 14,616 public pay telephones, in the first nine months of 1996, and eight acquisitions, that added 19,250 public pay telephones, during the first nine months of 1997. The seasonality of the Company's historical operating results has been reduced by shifts in the geographic concentrations of its public pay telephones resulting from such acquisitions which are located principally in the southeastern, southwestern, and western United States compared to the historical concentration in the mid-western United States.

YEAR 2000 ISSUES

       The Company expects to meet the management system requirements of the year 2000 as they relate to its financial reporting and pay telephone systems with current systems in place.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

     (10.1)       Settlement Agreement as of August 8, 1997 together with the
         Release and Termination of escrow agent between PhoneTel Technologies, Inc. and Bill H. Bailey, Jr. and J. Bruce Duty, as duly authorized agents on behalf of Bill H. Bailey, Jr., Edward L. Marshall, Jerry T. Beddow, C. Nelson Trimble, Berthel Fisher & Company Investments, Inc. Capital Southwest Corporation, Capital Southwest Venture Corporation, and Bank One Capital Partners, L.P, and Comerica Bank-Texas as escrow agent.

     (27)         Financial Data Schedule

(b)      Reports on Form 8-K
         The Company filed a report on Form 8-K on October 21, 1997.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PHONETEL TECHNOLOGIES, INC.


November 13, 1997                   By:
                                    ----------------------------------
                                    Peter G. Graf
                                    Chairman of the Board and
                                    Chief Executive Officer


November 13, 1997                   By:
                                    ----------------------------------
                                    Richard Kebert
                                    Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial Officer and
                                    Accounting Officer)

     EXHIBITS

     (10.1)      Settlement Agreement as of August 8, 1997 together with the
         Release and Termination of escrow agent between PhoneTel Technologies, Inc. and Bill H. Bailey, Jr. and J. Bruce Duty, as duly authorized agents on behalf of Bill H. Bailey, Jr., Edward L. Marshall, Jerry T. Beddow, C. Nelson Trimble, Berthel Fisher & Company Investments, Inc. Capital Southwest Corporation, Capital Southwest Venture Corporation, and Bank One Capital Partners, L.P, and Comerica Bank-Texas as escrow agent.

      (27)        Financial Data  Schedule