Form 10-K405
period 1997-12-31
PHONETEL TECHNOLOGIES INC
filed 1998-03-31
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              OHIO                                               34-1462198
                              ----                                               ----------
                  (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  INCORPORATION OR ORGANIZATION)


NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO             44114-1195
-------------------------------------------------------------------             ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                        (ZIP CODE)

                                 (216) 241-2555
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
                  (TITLE OF CLASS)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  X    NO
                                                 ---      ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1998 was $29,281,000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 18, 1998 was 16,551,507.

                       Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for use at the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

         PhoneTel Technologies, Inc. (the "Company") was incorporated under the laws of the State of Ohio on December 24, 1984. The Company operates in the telecommunications industry which encompasses the installation and operation, in and on property owned by others, of public pay telephones on a revenue sharing basis, and the resale of operator assisted and long distance services. The Company's executive offices are located at North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio 44114-1195 and its telephone number is (216) 241-2555.

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

         The Company has increased its revenue base from 2,350 installed public pay telephones at December 31, 1993 to 43,847 installed public pay telephones at December 31, 1997. The Company's base of installed public pay telephones at March 13, 1998 was 43,156. This growth was principally achieved through acquisitions and to a lesser extent through new phone installations resulting from the Company's internal sales and marketing efforts.

         The Company's objective is to grow its pay telephone base through additional acquisitions, as well as through internal growth, thereby achieving economies of scale while implementing cost savings. Company management believes that there is a significant opportunity to consolidate the highly fragmented independent segment of the public pay telephone industry. Selective acquisitions enable the Company to expand its geographic presence and further its strategy of clustering its public pay telephones more rapidly than with new installations. When acquisitions are integrated, the Company typically can operate the public pay telephones at a lower cost than the seller. Accordingly, the Company has maintained an active acquisition program to acquire public pay telephones that are in, or contiguous to, its existing markets or that can form the basis of a new cluster. There can be no assurance that the Company will be able to continue its objective of growing through additional acquisitions.

         The Company actively seeks to install new public pay telephones and has enhanced its internal sales and marketing efforts to obtain additional contracts to own and operate public pay telephones with new and existing national, regional and local accounts. In evaluating locations for the installation of public pay telephones, the Company conducts a site survey to examine various factors, including population density, traffic patterns, historical usage information and other geographic factors. The installation of public pay telephones in new locations is generally less expensive than acquiring public pay telephones. As part of its strategy to continue to reduce operating costs, the Company outsources its long distance and operator services to a number of subcontractors that are providers of operator services ("OSPs"), principally Intellicall Operator Services, Inc (together with Intellicall, Inc. "Intellicall").

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

         The Company seeks to promote and achieve recognition of its products and services by posting the "PhoneTel" label on all of its public pay telephones, as well as through advertisements in trade magazines. The Company believes that achieving market recognition will facilitate its expansion strategy by enhancing its ability to obtain additional accounts and encouraging the use of its public pay telephones in locations where consumers have multiple pay telephone options.

     INDUSTRY OVERVIEW

         Public pay telephones are primarily owned and operated by BOCs, other LECs and independent public pay telephone companies. Of the approximately 2.5 million public pay telephones operated in the United States in 1995, Multimedia Telecommunications Association estimates that approximately 87% were operated by BOCs and other LECs and approximately 13% were operated by independent public pay telephone companies. Within the United States, Multimedia Telecommunications Association estimates that there were approximately 342,000 public pay telephones owned by independent public pay telephone companies in 1995. Today's telecommunications marketplace was principally shaped by the 1984 court-directed divestiture of the BOCs by AT&T. The AT&T divestiture and the many regulatory changes adopted by the FCC and state regulatory authorities in response to the AT&T divestiture, including the authorization of the connection of competitive or independently-owned public pay telephones to the public switched network, have resulted in the creation of new business segments in the telecommunications industry. Prior to these developments, only BOCs or other LECs owned and operated public pay telephones.

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

     ACQUISITIONS

         The following table summarizes the Company's significant acquisitions in 1995, 1996 and 1997.

                                                               Number of
                                               Date of     Installed Public        Primary
Company Acquired                             Acquisition    Pay Telephones      Areas Served
----------------                             -----------    --------------      ------------

London Communications, Inc.                 June 10, 1997          2,519      Georgia; North Carolina; South Carolina
("London")

American Public Telecom, Inc.               May 30, 1997             859      Michigan
("American")

Advance Pay Systems, Inc.                   May 30, 1997             800      Virginia
("Advance")

Coinlink, LLC                               February 14, 1997        300      Oklahoma
("Coinlink")

RSM Communications, Inc.                    January 31, 1997         292      Tennessee
("RSM")

Americom, Inc.                              January 17, 1997          99      Arizona
("Americom")

Texas Coinphone                             January 14, 1997       1,250      Texas
("Texas Coinphone")

Cherokee Communications, Inc.               January 1, 1997       13,949      Texas; New Mexico; Colorado;
("Cherokee")                                                                    Utah; Montana

Amtel Communications Services               September 13, 1996     6,872      California; Washington;
("Amtel")                                                                       Oregon; Colorado

Payphones of America, Inc.                  August 1, 1996         3,115      Missouri; Illinois;
("POA")                                                                         Virginia; Florida

International Pay Phones, Inc.              March 15, 1996         2,101      North Carolina,
of South Carolina and                                                           South Carolina, Tennessee
International Pay Phones, Inc.
of Tennessee
("IPP")

Paramount Communications Systems, Inc.      March 15, 1996         2,528      Florida
("Paramount")

Public Telephone Corporation                October 16, 1995       1,200      Illinois; Michigan
("Public")

World Communications, Inc.                  September 22, 1995     3,237      Missouri; Illinois; Florida
("World")
                                                           ------------

Total installed public pay telephones acquired                    39,121
                                                           =============

Total installed public pay telephones at March 13, 1998           43,156
                                                           =============

     PRODUCTS AND SERVICES

         The Company's primary business is to obtain contracts, either through acquisitions or internal growth, from location providers to install and operate public pay telephones on a revenue sharing basis. The Company installs public pay telephones in properties owned or controlled by others where significant demand exists for public pay telephone services, such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals, at no cost to the location provider. The Company services and collects the revenue generated from the public pay telephones and pays the location provider a share of the revenues generated by the telephone in consideration for permitting the installation of the pay telephone on its premises.

         The term of a location agreement generally ranges from three to ten years and provides for an automatic renewal ("evergreen") of the term of the contract unless it is cancelled by the location provider under the terms of the agreement. The Company can generally terminate a location agreement on 30-days' prior notice to the location provider if the public pay telephone does not generate sufficient total revenues for two consecutive months. Under certain of the Company's location agreements, the failure of the Company to remedy a default within a specified period after notice may give the location provider the right to terminate such location agreement. The duration of the contract and the commission arrangement depends on the location, number of telephones and revenue potential of the account.

         Substantially all of the Company's public pay telephones accept coins as well as other forms of payment for local or long-distance calls. The Company's public pay telephones generate coin revenues primarily from local calls. Prior to October 7, 1997, state regulatory authorities typically set the maximum rate for local coin calls that could be charged by BOCs and other LECs and independent public pay telephone companies. The Company generally was required to charge the same rate as the BOCs and the other LECs for local calls in substantially all of the states in which the Company's public pay telephones are located. In most states that charge was $0.25, although in some jurisdictions the charge was less than $0.25 per local call, and in a limited number of other jurisdictions which had already deregulated the price of local calls, the charge was $0.35. On October 7, 1997, the effective date of the FCC's mandate to deregulate the local coin rate, the Company increased the amount charged to place a local coin call from $0.25 to $0.35 on substantially all of its pay telephones. See "Government Regulations."

         Traditionally, local coin calls have been provided for an unlimited duration, although some jurisdictions, in which the Company's public pay telephones are located, allow call timing, which requires the deposit of an additional amount after a specified period of time has elapsed. The Company pays monthly line and usage charges to LECs or competitive local exchange carriers ("CLECs") for all of its installed public pay telephones. These charges cover basic telephone service as well as the transport of local coin calls.

         The Company outsources its long distance and operator service operations to a number of OSPs, including Intellicall, which is the Company's primary provider of such services. The revenue the Company receives from each OSP is determined based on the volume of calls carried by the OSP and the amount of revenues generated by the calls. In certain regions, the Company also utilizes a microprocessor-based automated operator system for certain pay telephones which allows the telephones to collect and store billing information and to complete the call, i.e. "store and forward calls". The Company also receives revenues from long distance carriers for calls made from its public pay telephones, including "dial-around calls" where the caller dials a code to obtain access to an OSP or a long distance company other than one designated by the Company. In May 1992, the FCC ruled that independent public pay telephone providers were entitled to compensation on an interim basis at a fixed rate of $6.00 per telephone per month for all interstate dial-around calls placed from a pay telephone. Section 276 of the Telecommunications Act ("Section 276") required the FCC to establish a per-call compensation plan to ensure that public pay telephone service providers were fairly compensated for all calls made from their telephones commencing November 6, 1996. In an order released on September 20, 1996 (the "1996 Payphone Order"), the FCC implemented regulations that replaced the $6.00 flat fee per telephone per month with an interim $45.85 flat fee per telephone per month from November 6, 1996 to October 6, 1997. Several parties filed petitions for judicial review of certain of the FCC regulations, including the dial-around compensation rate. On July 1, 1997, the U. S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate pay phone service providers ("PSPs"). The Court remanded the issues to the FCC for further consideration, and clarified on September 15, 1997 that it had vacated certain portions of the 1996 Payphone Order, including the dial-around compensation rate.

         Thereafter, the FCC adopted and released a subsequent order (the "1997 Payphone Order") in which it established a rate of $0.284 per call for two years for per-call dial-around compensation: These new rule provisions were made effective as of October 7, 1997. In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 to October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

         Management believes that both the interim plan and the per-call compensation plan will continue to generate significant additional revenues for the Company, net of related expenses and processing fees. However, there can be no assurance that the rules, regulations and policies adopted by the FCC on its own or after judicial review will not have a material adverse affect on the Company's business, results of operations or financial condition.

     TELEPHONE EQUIPMENT SUPPLIERS

         The Company purchases the majority of its pay telephones from two manufacturers of public pay telephones, Intellicall and Protel, Inc. Although each manufacturer uses similar technology, the Company seeks to install primarily a single brand of telephone within a specific geographic area. This maximizes the efficiency of the Company's field technicians and makes it easier to stock appropriate spare parts. It is the Company's policy to place the PhoneTel name on telephones that it acquires or installs.

     SALES AND MARKETING

         The Company utilizes its internal sales force and independent sales representatives to market its products and services. The internal sales force receives salaries plus incentive compensation for each public pay telephone installed, and the independent sales representatives are paid on a commission-only basis for each public pay telephone installed. In addition, in certain instances, the Company pays a fee to its technicians for securing location agreements for new installations. The Company also markets its products and services through advertising in trade publications, booths at trade shows and referrals from existing customers.

     The Company directs a major portion of its marketing efforts for public pay telephones to multi-station accounts, such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals. These multi-station accounts have the advantages of greater efficiency in collection and maintenance. The Company also solicits single station accounts, where there is a demonstrated high demand for public pay telephone service. In evaluating locations for the installation of public pay telephones, the Company generally conducts a site survey to examine various factors, including population density, traffic patterns, historical usage information and other geographical factors. The Company generally will not install a public pay telephone unless management believes, based on the site survey, that the site will generate an adequate level of revenues.

     CUSTOMERS

         The Company's public pay telephone operations are diversified on both a geographical and customer account basis. Currently, the Company owns and operates public pay telephones in 42 states and the District of Columbia (approximately 94% of which public pay telephones are located in 22 states) through agreements with both multi-station customers such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals, as well as with single station customers.

         The Company owns and operates the public pay telephones for certain properties owned by Simon DeBartolo Group, Inc. ("DeBartolo"). The Company derived approximately 15%, 5% and 2% of its total revenue for the years ended December 31, 1995, 1996 and 1997, respectively, from the operation of these public pay telephones. As the Company expands its installed public pay telephone base through additional acquisitions and internal growth, it expects that the percentage of total revenues derived from DeBartolo will continue to decline. Other than DeBartolo, no single customer generated 10% or more of the Company's total revenue for the years ended December 31, 1995, 1996 or 1997.

     GOVERNMENT REGULATIONS

         The operations of the public pay telephone industry are regulated primarily by the public service or utility commissions of the various states and by the FCC. Generally, the Company must obtain approvals to operate public pay telephones from the public utility or service commissions of most states in which the Company operates. In addition, from time to time, legislation is enacted by Congress or the various state legislatures that affects the telecommunications industry generally and the public pay telephone industry specifically. Court decisions interpreting laws applicable to the telecommunications industry may also have a significant effect on the public pay telephone industry.

         STATE. Since the AT&T break-up, state regulatory authorities have primarily been responsible for regulating intrastate public pay telephone services. Public utility commissions, in most states, have established rules and regulations that govern the provision of public pay telephone services, including certification or registration, notice to end users of the identity of the service provider in the form of postings or verbal announcements, requirements for rate quotes upon request, call routing restrictions, and maximum price limitations. While not necessarily uniform, these rules and regulations generally establish minimum technical and operational characteristics to assure that public interest considerations are met. Historically, each state has had the right to regulate pricing and other aspects of the operations of independently-owned public pay telephones as well as the provision of intrastate telephone service. In some jurisdictions, in order for the Company to operate its public pay telephones, it is necessary for it to become certified as a pay telephone provider and to file tariffs. The procedure and length of time for the certification process varies from state to state. Until recently, in many states only local telephone companies were permitted to process local and/or intraLATA operator assisted calls. The Company has obtained the requisite regulatory approvals to provide public pay telephone service in all states in which it provides such services and complies with applicable state regulations governing such services.

         Section 276 of the Telecommunications Act, which was enacted in 1996, gave the FCC authority to adopt rules affecting intrastate telephone services and to preempt state rules and regulations inconsistent with those adopted by the FCC. As discussed in more detail below, the FCC adopted rules on September 20, 1996 that preempt certain existing state regulations and limit the scope of future state regulation of pricing and other aspects of public pay telephone operation. In particular, states were required to: (a) effective October 7, 1997, deregulate the price of a local phone call; (b) eliminate all intrastate subsidies for BOC and LEC pay phone services; (c) enact rules governing the provision of "public interest pay phones"; and (d) conduct a thorough review of all existing state pay phone rules to ensure that those rules do not conflict with the intent of Section 276 and the FCC implementing rules.

         FEDERAL. Until recently, the FCC has not actively regulated the provision of intrastate public pay telephone services by independent public pay telephone companies. However, the Company believes that the enactment of

Section 276 will have a significant impact on the FCC's role in governing and regulating the provision of intrastate public pay telephone services. In addition, the FCC actively regulates the interstate and foreign telecommunications market, which affects the Company's operations in numerous ways.

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

         The Operator Services Act also directed the FCC to consider the need to prescribe compensation to owners of independent public pay telephones for dial-around calls. In May 1992, the FCC ruled that independent public pay telephone companies were entitled to dial-around compensation. Due to the complexity of establishing an accounting system for determining compensation for these calls, the FCC temporarily set compensation at $6.00 per public pay telephone per month, to be allocated among long distance companies earning annual toll revenues for interstate calls in excess of $100 million per year in accordance with their market share. In 1996, Section 276 was enacted, which required the FCC to establish a per-call compensation plan to ensure that all public pay telephone service providers are fairly compensated for all calls, both intrastate and interstate.

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

         In June 1996, the FCC issued a Second Further Notice of Proposed Rulemaking in CC Docket No. 92-77 in which it tentatively concluded that the costs of BPP outweigh the benefits, and proposed to not implement BPP. Instead, the FCC proposed to (i) establish benchmarks for OSP rates based upon a composite of the rates charged by the three largest interexchange carriers (AT&T, MCI, and Sprint), which composite is intended to reflect rates in line with what consumers expect to pay, and (ii) require OSPs that charge rates and/or fees imposed by location providers whose total is greater than a given percentage above the benchmarks, to disclose the applicable charges for the call to consumers orally before connecting a call. Alternatively, the FCC proposed to require all OSPs to disclose their rates on all operator assisted calls. The effect of the rules, if any, ultimately adopted by the FCC, on the Company's business, results of operations or financial condition cannot be determined at this time.

         On September 20, 1996, the FCC adopted rules in a docket entitled IN THE MATTER OF IMPLEMENTATION OF THE PAY TELEPHONE RECLASSIFICATION AND COMPENSATION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996 - FCC 96-388 (the "1996 Payphone Order"), implementing the public pay telephone provisions of
Section 276. Key elements of the rulemaking include:

     (a) The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations, including the dial-around compensation rate. On July 1, 1997, the Court responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which IXCs would be required to compensate pay phone service providers. The Court remanded the issue to the FCC for further consideration, and clarified on September 15, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls, and (ii) the allocation of the payment obligation amount the IXCs for the period from November 7, 1996 through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its SECOND REPORT AND ORDER in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for subscriber 800 and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation. This rate is based on the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call and is the default per-call rate for subscriber 800 and access code calls. The new rate was made effective as of October 7, 1997.

     In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 to October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     A number of parties filed a Motion to Stay the 1997 Payphone Order pending judicial review and requested expedited consideration and briefing schedule with the United States Court of Appeals for the District of Columbia (the "Court"). The Court denied the Motion to Stay and granted the Motion for Expedited Consideration and Briefing Schedule. The Court is expected to hear arguments in May 1998.

     On March 9, 1998, the Common Carrier Bureau of the FCC issued a Memorandum Opinion and Order (the "Memorandum") which, among other things, granted a waiver and extended the time frame for the LECs to implement the system for identifying dial-around calls placed from pay telephones ("ANI Identification"). The Memorandum reiterated the obligation of the IXCs to pay dial-around compensation by April 1, 1998, for the period commencing October 7, 1997 and ending December 31, 1998, at the rate of $0.284 per call based on the actual number of dial-around calls per pay telephone, if such call data is available. In the Memorandum the FCC recognized, given the waiver and extension of the time frame granted to certain IXCs to implement ANI Identification, that certain disputes between carriers and pay telephone providers were likely to arise regarding the true number of compensable calls. Therefore, the FCC identified the potential need for it to address true-up requirements for dial-around compensation in a subsequent order and clarified that the timing of said subsequent order in no way would relieve or delay the obligation of the IXCs to pay compensation on April 1, 1998.

     (b) LEC subsidization. BOCs and other LECs have traditionally included a public pay telephone cost element in determining the access charges imposed upon carriers to terminate long distance calls. Section 276 and the new FCC rules require LECs to eliminate these and other subsidies, to reduce their interstate access charges, to operate their public pay telephones as detariffed customer premises equipment and to provide independent public pay telephone providers all functionalities used by the LEC in its own delivery of public pay telephone service. In contrast to the past, when the LEC imposed a subscriber line charge on public pay telephone providers but not on its own public pay telephones, the FCC now requires that any subscriber line charge and tariffed network services charges apply equally to both LEC and independent public pay telephones.

     (c) Non-structural safeguards. The FCC adopted certain non-structural safeguards in its Computer III inquiry which were designed to prevent BOCs from using their incumbent market power in an anti-competitive manner. These safeguards generally allow the BOCs to provide certain services on an integrated basis (i.e., directly rather than through a separate subsidiary) provided that BOCs (i) allow nondiscriminatory access to their network features and functionalities; (ii) restrict use of customer proprietary network information;
(iii) subscribe to certain network information disclosure rules; (iv) do not discriminate in the provision, installation, and maintenance of services and reporting and (v) adopt certain cost accounting safeguards. In its rulemaking, the FCC applied these safeguards to the provision of public pay telephone services by the BOCs, and found that further non-structural safeguards were unnecessary. The FCC also decided to reclassify BOC public pay telephone service as a "nonregulated activity" so that costs from public pay telephone activities would be separated from regulated non-public pay telephone accounts. Consistent with this approach, the FCC has implemented certain accounting safeguards under the Telecommunications Act to prevent the subsidization of BOC public pay telephone services by non-public pay telephone revenues.

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

     (e) IntraLATA presubscription. Until recently, in almost every state, only the LEC has been able to be "presubscribed" to a telephone for local and intraLATA toll calls, including at a public pay telephone. "Presubscription" refers to an arrangement whereby a call is automatically connected to a pre-selected carrier, unless another carrier's access code is dialed. Section 276 provides that all public pay telephone service providers have the right to "negotiate with the location provider on the location provider's selecting and contracting with, and subject to the terms of any agreement with the location provider, to select and contract with, the carriers that carry intraLATA calls from their payphones." The FCC's new rules give all public pay telephone service providers (including BOCs and independent providers such as the Company) the right to negotiate with location providers concerning the intraLATA carrier.

     (f) Public interest public pay telephones. Section 276 requires the FCC to ensure that public pay telephones provided in the interest of public health, safety, and welfare are maintained and supported equitably. The new FCC rules adopt a narrow definition of "public interest payphone," and leave to the discretion of the states how to fund their respective public interest public pay telephone programs, so long as the funding mechanism: (i) "fairly and equitably" distributes the costs of such program; and (ii) does not involve the use of subsidies prohibited by Section 276(b)(1)(B) of the Telecommunications Act. Each state's funding review must be completed by October 1998.

         The Company believes that Section 276 and the implementing regulations adopted by the FCC will likely have an overall positive effect on the public pay telephone industry in general and the Company in particular. A number of parties have filed petitions for judicial review of these regulations in federal courts of appeals. To date, the regulations, as described hereinabove, remain in effect.

     SERVICEMARK

         The Company uses the servicemark "PhoneTel" on its telephones, letterhead and in various other manners. On November 22, 1988, the United States Patent and Trademark Office granted the Company a Certificate of Registration for the servicemark "PhoneTel" for providing telecommunications services for a period of twenty years.

     COMPETITION

         The public pay telephone industry is, and can be expected to remain, highly competitive. While the Company's principal competition comes from BOCs and other LECs, the Company also competes with other independent providers of public pay telephone services, major OSPs and interexchange carriers. In addition, the Company competes with providers of cellular communications services and personal communications services (wireless), which provide an alternative to the use of public pay telephones. Furthermore, pursuant to Section 276 and the FCC's implementing regulations, BOCs are permitted to negotiate with location providers and select interLATA long distance service providers for their public pay telephones. See "Business--Governmental Regulations." This will enable BOCs to generate revenues from a new service, as well as to compete with independent public pay telephone providers for locations to install their public pay telephones by offering location providers higher commissions for long distance calls than those currently offered by independent public pay telephone providers.

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

         The Company believes the principal competitive factors in the public pay telephone industry are: (i) the amount of commission payments to location providers; (ii) the ability to serve accounts with locations in several LATAs or states; and (iii) the quality of service provided to location owners and public pay telephone users. The Company believes that it is well-positioned to compete effectively in the public pay telephone industry.

     EMPLOYEES

         The Company had 513 employees on February 28, 1998. The Company considers its relations with its employees to be satisfactory. None of the employees of the Company are a party to agreements with any unions.

     IMPACT OF SEASONALITY

         The Company completed two acquisitions which added approximately 4,400 public pay telephones in 1995, four acquisitions which added approximately 14,600 telephones during the first nine months of 1996 and additional acquisitions which added approximately 20,000 telephones in the first six months of 1997. The seasonality of the Company's historical operating results has been affected by shifts in the geographic concentrations of its telephones resulting from such acquisitions.

ITEM 2. PROPERTIES

     The Company's principal office is located at North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio 44114-1195, where the Company leases approximately 20,000 square feet of space at a monthly rental of $24,167 subject to certain adjustments. The leased area increases to 39,919 square feet on November 1, 1998 with corresponding increases in monthly rent to $39,777 per month on November 1, 1998 and to $41,148 per month on November 1, 2000. The lease expires on October 31, 2003. The Company also maintains approximately 40 district operations facilities. The Company considers its facilities adequate for its purposes.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which, individually or in the aggregate, would have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of the Company's shareholders.

PART II

ITEM 5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                                                      Price Range
                                                                                  High           Low
                                                                                  ----           ---
1995:
First Quarter.................................................................  $  7 1/8         $ 4 7/8
Second Quarter................................................................     8 1/4           4 7/8
Third Quarter.................................................................     8 1/4           5 7/16
Fourth Quarter................................................................     8 5/8           5 1/4


1996:
First Quarter.................................................................     7 7/8           5
Second Quarter................................................................     6 1/2           2 3/4
Third Quarter.................................................................     5               2
Fourth Quarter................................................................     5               2 1/4

1997:
First Quarter.................................................................     4 5/8           3
Second Quarter................................................................     3 7/16          1 7/8
Third Quarter.................................................................     2 7/8           1 13/16
Fourth Quarter................................................................     3 3/8           2 3/8

1998:
Through March 19, 1998........................................................     2 7/8           2

As of February 27, 1998, there were 2,096 shareholders of record.

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

     SALES AND ISSUANCES OF COMMON STOCK

         Sales and issuances of the Company's Common Stock during 1995, 1996 and 1997 were as follows:

                                                                                 Number of    Average
                                                                                  Common     Price Per
                                                                                  Shares       Share
                                                                                  ------       -----

        1995:     Private sales to officers and directors                           286,643       4.77
                  Private sales to creditors of the Company                         133,332       4.50
                  Private sales to affiliates of the Company                         38,888       4.63
                  Issued in connection with acquisitions                            731,189       6.74
                  Issued to third parties for services                               69,895       6.01
                  Issued to directors for services                                   21,488       5.09
                  Issued to directors upon conversion of debt and interest           26,065       4.51
                  Issued to third party creditors upon conversion of debt
                    and accrued interest                                              4,166       4.80
                  Exercise of stock options                                           8,333       4.20
                  Other issuances                                                    13,193       5.20
                                                                             --------------
        Total issuances of Common Stock in 1995                                   1,333,192
                                                                             ==============

        1996:     Issued in connection with acquisitions                          2,860,608       2.81
                  Exercise of nominal value warrants                              1,035,137       0.01
                  Conversion of 10% Non-voting Preferred                            884,214       6.00
                  Company Equity Offering (registered)                            6,750,000       2.71
                  Issued to an executive upon conversion of
                    debt and accrued interest                                        99,119       2.50
                  Other issuances                                                     4,400       4.69
                                                                             --------------
        Total issuances of Common Stock in 1996                                  11,633,478
                                                                             ==============

        1997:     Company Equity Offering (registered)                            1,012,500       2.79
                  Exercise of nominal value
                    warrants by Directors                                           221,125        .01
                  Other exercises of nominal value warrants                          88,629        .01
                  Exercise of stock options                                         100,000       1.02
                  Issued to Directors for services                                   75,000       2.78
                  Conversion of Series A Preferred                                  250,000        .01
                  Issued to executive upon conversion of
                    debt and accrued interest                                       124,747       3.00
                                                                             --------------
        Total issuances of Common Stock in 1997                                   1,872,001
                                                                             ==============

     PREFERRED STOCK

        On February 23, 1996, the Company created three new classes of preferred stock: (i) Series A Special Convertible Preferred Stock, $0.20 par value, $0.20 Stated Value, 250,000 authorized shares, with each share immediately convertible into 20 shares of Common Stock, and non-voting ("Series A Preferred"); (ii) Series B Special Convertible Preferred Stock, $0.20 par value, $120 Stated Value, 250,000 authorized shares, with each share immediately convertible into 20 shares of Common Stock, and non-voting ("Series B Preferred"); and (iii) 14% Convertible Cumulative Redeemable Preferred Stock, without par value, $60 Stated Value, non-voting, 200,000 authorized shares, and with each share immediately convertible into 10 shares of Common Stock ("14% Preferred"). Each share of the 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. On February 7, 1997, a former lender to the Company exercised options for 12,500 shares of Series A Preferred which were immediately converted into 250,000 shares of Common Stock

         The Company's 10% Cumulative Non-Voting Redeemable Preferred Stock ("10% Non-Voting Preferred") was issued in connection with the acquisition of World. On June 27, 1996, the shareholders of the Company approved conversion rights to the 10% Non-Voting Preferred. On June 28, 1996, the Company converted the outstanding shares of 10% Non-Voting Preferred into 884,214 shares of Common Stock. No dividends were ever declared on the 10% Non-Voting Preferred.

     The Company's 10% Cumulative Redeemable Preferred Stock ("10% Cumulative Preferred") was issued to a significant customer in 1992. No dividends were paid on the 10% Cumulative Preferred in 1995 or 1996 and all outstanding shares of the 10% Cumulative Preferred were redeemed on March 15, 1996.

     All outstanding shares of the Company's 8% Cumulative Redeemable Preferred Stock ("8% Preferred") were redeemed on March 15, 1996. Dividends paid on the 8% Preferred of $36,000 in 1995 are reflected in the accumulated deficit.

     All outstanding shares of the Company's 7% Cumulative Convertible Redeemable Preferred Stock ("7% Preferred") were redeemed on March 15, 1996. Dividends paid on the 7% Preferred of $4,375 in 1995 are reflected in the accumulated deficit.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


STATEMENT OF OPERATIONS DATA:
(in thousands except share and per share amounts)                           YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------------------------------
                                                           1993            1994            1995            1996            1997
                                                      ------------    ------------    ------------    ------------    ------------
REVENUES:
  Coin calls                                                $4,238          $8,421         $12,130         $26,212         $58,520
  Non-coin telecommunication services (1)                    6,742           7,176           6,458          17,649          50,624
  Other                                                         89             269             130             943             500
                                                      ------------    ------------    ------------    ------------    ------------
                                                            11,069          15,866          18,718          44,804         109,644
                                                      ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Line and transmission charges (1)                          2,376           4,135           5,149          11,153          24,518
  Telecommunication and validation fees (1)                  1,517           1,390           1,258           5,608          11,599
  Location commissions                                       2,599           3,391           3,468           6,072          16,628
  Field operations (1)                                       1,895           3,565           4,934           8,733          21,330
  Selling, general and administrative (1)                    2,399           2,463           2,645           4,381          10,483
  Depreciation and amortization                                896           2,236           4,383          12,800          22,798
  Other unusual charges and contractual settlements              -               -           2,170           6,072           9,490
                                                      ------------    ------------    ------------    ------------    ------------
                                                            11,682          17,180          24,007          54,819         116,846
                                                      ------------    ------------    ------------    ------------    ------------

    Loss from operations                                      (613)         (1,314)         (5,289)        (10,015)         (7,202)
                                                      ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense - related parties                             -               -               -          (5,235)         (1,431)
  Interest expense - others                                   (175)           (388)           (837)         (1,504)        (15,181)
  Interest income                                                9               7              16             182             560
                                                      ------------    ------------    ------------    ------------    ------------
                                                              (166)           (381)           (821)         (6,557)        (16,052)
                                                      ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                                (779)         (1,695)         (6,110)        (16,572)        (23,254)
Extraordinary item:
  Loss on early extinguishment of debt                           -               -               -         (10,077)              -
                                                      ------------    ------------    ------------    ------------    ------------
NET LOSS                                                     ($779)        ($1,695)        ($6,110)       ($26,649)       ($23,254)
                                                      ============    ============    ============    ============    ============

Net loss applicable to common shareholders                   ($986)        ($1,987)        ($6,420)       ($29,090)       ($24,262)

Net loss per common share (2)                               ($0.96)         ($1.35)         ($3.29)         ($5.29)         ($1.51)

Weighted average number of shares (2)                    1,031,384       1,470,188       1,950,561       5,494,011      16,040,035

EBITDA (3)                                                    $283            $922          $1,264          $8,857         $25,086


BALANCE SHEET DATA:

Total assets                                                $4,697         $10,158         $28,917        $159,770        $169,826

Long-term debt and mandatorily redeemable preferred
  stock, less current portion of debt                          613           2,272          12,563         132,086         157,938

Stockholders' equity (deficit)                               2,190           2,648           9,711          16,705          (4,042)

Cash dividends per common share                                  -               -               -               -               -

     (1) Certain costs and expenses for prior years have been reclassified to conform to the current year presentation. The reclassifications have had no impact on net loss as previously reported.

     (2) Net loss per common share and weighted average number of common shares outstanding in all periods have been adjusted to reflect the one for six (1:6) reverse stock split which was effective December 26, 1995.

     (3) EBITDA represents earnings before interest income and expense, depreciation, amortization, other unusual charges and contractual settlements, and the extraordinary loss. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as defined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements, other than historical facts, contained in this Form 10-K are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 1997 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; and (iii) increases in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

     OVERVIEW

        The Company derives substantially all of its revenues from coin calls and non-coin calls placed from its public pay telephones. Coin revenue is generated from local and direct-dial long-distance calls that are placed from the Company's public pay telephones. Non-coin revenue is generated from calling card, credit card, collect and third party billed calls. Typically, each public pay telephone has a presubscribed (dedicated) provider of long distance and operator services. The Company receives revenues for non-coin calls placed from its public pay telephones in the form of commissions from its presubscribed long distance provider and OSPs based on the volume of calls carried by the OSP and the amount of revenue generated by the calls.

        Effective November 6, 1996, pursuant to FCC regulations, the Company derived additional revenues from dial-around calls placed from its public pay telephones. From November 6, 1996 to December 31, 1996, the Company recorded gross dial-around revenues at the then mandated rate of $45.85 per telephone per month, as compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Pursuant to the FCC's Second Report and Order, in 1997, the Company recorded gross dial-around revenue at a rate of $37.20 per installed pay telephone per month and recorded a charge of $395,000 in 1997 for the retroactive reduction in the dial-around compensation rate from $45.85 to $37.20 per telephone per month, applicable to the November 6, 1996 to December 31, 1996 period. From October 7, 1997 to October 6, 1998, the Company will receive dial-around compensation at a per-call rate of $0.284 (or such other rate as may be determined by the FCC or the courts) based on the actual number of dial-around calls placed from each of its public pay telephones (or such other number of calls as may be permitted by the FCC or the courts). Thereafter, the dial-around rate will be at a per-call rate equal to the local coin call rate less $0.066. Additionally, the states were required to deregulate the price of a local phone call, which has allowed the Company to increase its local coin call rate thereby generating additional revenues. Effective October 7, 1997, the Company increased the local coin call rate at a majority of its pay telephones to $0.35 in states in which the local call rate was previously limited to $0.25. Substantially all of the Company's pay telephones currently have a local coin rate of $0.35. However, there can be no assurance as to the ultimate effect that the rules and policies adopted by the FCC on its own or after any judicial review will have on the Company's business, results of operations or financial condition. See "Business -- Governmental Regulations."

        The Company's principal operating expenses consist of: (i) telephone line and transmission charges; (ii) commissions paid to location providers which are typically expressed as a percentage of revenues and are fixed for the term of the agreements with the respective location providers; (iii) telecommunication and validation fees; and (iv) field service and collection costs which are principally comprised of personnel costs for collecting coins from and maintaining the Company's public pay telephones. The Company pays monthly line and usage charges to BOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus either a per message or per minute usage rate based on the time and duration of the call. The Company also pays fees to BOCs and other LECs and long distance carriers based on usage for local or long distance coin calls.

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

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information from the Company's Consolidated Statements of Operations, included elsewhere in this Form 10-K, expressed as a percentage of total revenues. Certain of the following information for the year ended December 31, 1995 has been reclassified to conform to the presentation for the year ended December 31, 1997 based on management's belief that the revised presentation more accurately reflects the Company's strategy of owning and managing public pay telephones versus providing operator services. The reclassifications had no impact on total revenues or total expenses as previously reported.

                                                  Year Ended December 31
                                              ------------------------------
                                               1995        1996        1997
                                              ------      ------      ------
Revenues:
     Coin calls ..........................      64.8%       58.5%       53.4%
     Non-coin telecommunication services .      34.5        39.4        46.1
     Other ...............................       0.7         2.1         0.5
                                              ------      ------      ------
     Total revenues ......................     100.0       100.0       100.0
                                              ------      ------      ------
Operating expenses:
     Line and transmission charges .......      27.5        24.9        22.3
     Telecommunication and validation fees       6.7        12.5        10.6
     Location commissions ................      18.5        13.6        15.2
     Field operations ....................      26.4        19.5        19.5
     Selling, general and administrative
       expenses ..........................      14.2         9.7         9.6
     Depreciation and amortization .......      23.4        28.6        20.8
     Other unusual charges and
        contractual settlements ..........      11.6        13.6         8.6
                                              ------      ------      ------
     Total operating expenses ............     128.3       122.4       106.6
                                              ------      ------      ------
Loss from operations .....................     (28.3)      (22.4)       (6.6)
                                              ------      ------      ------
Other income (expense):
     Interest expense - related parties ..         -       (11.7)       (1.3)
     Interest expense - others ...........      (4.5)       (3.3)      (13.8)
     Interest income .....................       0.2         0.4         0.5
                                              ------      ------      ------
     Total other income (expense) ........      (4.3)      (14.6)      (14.6)
                                              ------      ------      ------
Loss before extraordinary item ...........     (32.6)      (37.0)      (21.2)
Extraordinary item .......................         -       (22.5)          -
                                              ------      ------      ------
Net loss .................................     (32.6)%     (59.5)%     (21.2)%
                                              ======      ======      ======
EBITDA ...................................       6.8%       19.8%       22.9%
                                              ======      ======      ======

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        REVENUES. Total revenues increased $64,840,000, or 144.7%, from $44,804,000 for the year ended December 31, 1996 to $109,644,000 for the year ended December 31, 1997. This increase is attributable primarily to an increase in the number of installed public pay telephones, which increased by 18,818, or 75.2%, from 25,029 at December 31, 1996 to 43,847 at December 31, 1997, with the majority of the increase occurring in the first quarter of 1997 due to acquisitions completed in that quarter.

        Revenues from coin calls increased $32,308,000, or 123.3%, from $26,212,000 for the year ended December 31, 1996 to $58,520,000 for the year ended December 31, 1997. This increase was primarily due to the acquisition and installation of public pay telephones which produced additional revenues and the increase in the local coin rate from $0.25 to $0.35 in a majority of the Company's pay telephones effective October 7, 1997. Such increases were offset in part by a reduction in average coin revenue per installed pay telephone due to a decrease in call volume.

         Revenues from non-coin telecommunication services increased by $32,975,000 or 186.8%, from $17,649,000 in 1996 to $50,624,000 in 1997. The increase was due to the increase in the number of installed pay telephones relating to the acquisition and installation of public pay telephones, and the increase in gross revenue from dial-around compensation. Dial-around revenues increased $15,881,000, from $3,219,000 in 1996 to $19,100,000 in 1997 due to regulatory changes that increased the dial-around compensation rate for both existing and acquired public pay telephones. The increase in non-coin revenue was offset in part by a reduction in operator assisted calls as a result of aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation ("MCI"). At December 31, 1996 and 1997, accounts receivable included $2,554,000 and $12,938,000, respectively, arising from dial-around compensation. Such receivables are received quarterly in arrears.

         Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under Section 276 of the Telecommunications Act (the "1996 Payphone Order"), the Company was to receive dial-around compensation of $45.85 per installed pay telephone per month from November 6, 1996 through October 6, 1997 (as compared with the flat fee of $6.00 per installed pay telephone per month in periods prior to November 6, 1996), and per-call compensation thereafter, at $0.35 per call from October 7, 1997 to October 6, 1998 (as compared with the flat fee of $45.85 per installed pay telephone per month) and thereafter, at a per-call rate equal to the local coin rate for each dial-around call.

         Several parties, including interexchange carriers ("IXCs"), filed petitions with the U. S. Court of Appeals for the District of Columbia Circuit (the "Court") for review of certain of the FCC regulations, including the dial-around compensation rate. On July 1, 1997, the Court vacated certain portions of the 1996 Payphone Order, including the dial-around compensation rate, and remanded the issue to the FCC for further consideration.

         On October 9, 1997, the FCC issued its Second Report and Order (the "1997 Payphone Order") which established a new dial-around compensation rate, effective October 7, 1997, of $0.284 per call (the market based local coin rate estimated at $0.35 less certain costs defined by the FCC as $0.066 per call) multiplied by the actual number of dial-around calls placed from a pay telephone. Furthermore, the 1997 Payphone Order tentatively concluded that the dial-around compensation rate of $0.284 per call would be used to calculate dial-around compensation for the period November 6, 1996 to October 7, 1997. Evidence initially presented by a pay telephone industry trade association as part of the Court of Appeals proceeding indicated that the average number of dial-around calls placed from independent pay telephones equaled 131 calls per month.

         Based on the FCC's tentative conclusions in the 1997 Payphone Order, in the third quarter of 1997, the Company adjusted the amount of dial-around compensation recorded in prior quarters from the initial $45.85 rate to $37.20 (131 calls per installed pay telephone per month). Included in this adjustment was a net charge of $395,000 for dial-around compensation relating to the period November 6, 1996 to December 31, 1996. This adjustment amount is included in other unusual charges and contractual settlements in 1997.

         On March 9, 1998, the Common Carrier Bureau of the FCC issued a Memorandum Opinion and Order (the "Memorandum") which, among other things, granted a waiver of the time frame previously scheduled and established a timetable for local exchange carriers to implement a system for identifying dial-around calls placed from pay telephones ("ANI Identification"). This Memorandum reiterated the obligation of the IXCs to pay, by April 1, 1998, $0.284 per call based on the actual number of dial-around calls per pay telephone if such call data is available. In its Memorandum, the FCC recognized, given its waiver and extension of the time frame set for certain IXCs for the implementation of ANI Identification, that certain disputes between carriers and pay telephone providers were likely to arise about the true number of compensable calls. Therefore, the FCC identified the potential need for it to address true-up requirements for dial-around compensation in a subsequent order and clarified that the timing of the subsequent order in no way relieves or delays the obligations of IXCs to pay compensation on April 1, 1998. In the fourth quarter of 1997, the Company recorded revenues of $4,734,000 for dial-around compensation at a rate of $37.20 per installed pay telephone per month, based on 131 calls per month.

         Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1998 is $37.20 per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $37.20 per pay telephone per month. While the amount of $0.284 per call constitutes the Company's position as to the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. A number of parties filed a Motion to Stay the 1997 Payphone Order pending judicial review and requested expedited consideration and briefing schedule with the Court. The Court denied the Motion to Stay and granted the Motion for Expedited Consideration and Briefing Schedule. The Court is expected to hear arguments in May 1998.

        Other revenues decreased $443,000 or 47.0% from $943,000 in 1996 to $500,000 in 1997. This decrease was primarily due to the reduction in revenue relating to the $1,200,000 signing bonus received in 1996 upon execution of a new operator service agreement, which was being recognized as income on a pro rata basis over the twelve month period ended March 1997.

        OPERATING EXPENSES. Total operating expenses increased $62,027,000 or 113.1%, from $54,819,000 for the year ended December 31, 1996 to $116,846,000 for the year ended December 31, 1997. Operating expenses represent 122.4% of total revenues in 1996 and 106.6% of total revenues in 1997, a decrease of 15.8%. The percentage decrease was due in part to the reductions in depreciation and amortization expense and in other unusual charges and contractual settlements as a percentage of total revenues, as well as the increase in total revenues attributable to the increase in dial-around compensation.

        Line and transmission charges increased $13,365,000 or 119.8%, from $11,153,000 in 1996 to $24,518,000 in 1997. Line and transmission charges represent 24.9% and 22.3% of total revenues for the years ended December 31, 1996 and 1997, respectively, a decrease of 2.6%. The increase in amount is primarily due to the increase in the number of pay telephones due to acquisitions. The decrease in expense as a percentage of total revenue is primarily due to the increase in dial-around compensation.

        Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) increased from $5,608,000 in 1996 to $11,599,000 or 106.8%. Telecommunication and validation fees represented 12.5% of total revenue in 1996 and 10.6% of total revenue in 1997. The increase in amount was primarily due to the increase in the number of installed pay telephones. The decrease, as a percentage of total revenue, is primarily due to the increase in dial-around compensation.

        Location commissions increased $10,556,000, or 173.8%, from $6,072,000 for the year ended December 31, 1996 to $16,628,000 for the year ended December 31, 1997. As a percentage of total revenues, location commissions increased from 13.6% in 1996 to 15.2% in 1997, an increase of 1.6%. The dollar and percentage increases are due to the increase in the number of pay telephones resulting from acquisitions and installations and the increase in commission rates on new location contracts. The commission rate increase also reflects the increased competition in certain geographic areas from local exchange carriers and other independent public pay telephone service providers in renewing existing contracts and obtaining new contracts with location providers.

        Field operations consists principally of personnel costs, rents and utilities of the district service facilities, repairs and maintenance of the public pay telephones, and sales and property taxes. Field operations expense increased from $8,733,000 in 1996 to $21,330,000 in 1997, an increase of $12,597,000 or 144.2%. The dollar increase is primarily due to the increase in personnel costs, rent and service related expenses relating to the acquisition of Cherokee, Amtel, POA and London. Field operations expenses as a percentage of total revenues remained unchanged at 19.5% in 1996 and 1997.

        Sales, general and administrative expenses ("SG&A") increased $6,102,000 or 139.3%, from $4,381,000 for the year ended December 31, 1996 to $10,483,000 for the year ended December 31, 1997. The dollar increase is primarily due to the increase in personnel cost, travel, telephone and insurance resulting from acquisitions and other business expansion. As a percentage of total revenue, SG&A expenses are comparable in 1996 and 1997.

        Depreciation and amortization increased $9,998,000 or 78.1% from $12,800,000 for the year ended December 31, 1996 to $22,798,000 for the year ended December 31, 1997. Depreciation and amortization represented 28.6% of total revenues in 1996 and 20.8% of total revenues in 1997, a decrease of 7.8%. The dollar increase is primarily due to the increase in depreciation and amortization relating to 1997 business acquisitions and to a lesser extent 1996 acquisitions. The decrease as a percentage of total revenue is due to the longer useful lives used for amortizing location contracts relating to acquisitions based on a study performed by the Company and the effect of the revenue increase relating to dial-around compensation.

         Other unusual charges and contractual settlements increased $3,418,000 or 56.3% from $6,072,000 in 1996 to $9,490,000 in 1997. For the year ended
December 31, 1997, the unusual charges and contractual settlements consisted of:
(i) a forfeited deposit, professional fees and related expenses applicable to the termination of the proposed acquisition of Communications Central Inc., $7,771,000; (ii) legal and note holder consent solicitation fees relating to the amendment to the indenture for the 12% Senior Notes, $761,000; (iii) a retroactive adjustment to dial-around compensation resulting from regulatory changes, $395,000; and (iv) other non-recurring items totaling $563,000. Other unusual charges and contractual settlements represented 13.6% of total revenue in 1996 and 8.6% of total revenue in 1997, a decrease of 5.0%.

        OTHER INCOME (EXPENSE) Other income (expense) consists of interest incurred on debt with related parties, the 12% Senior Notes and others, and interest income (earned primarily from the proceeds of the 12% Senior Notes before such proceeds were used for acquisitions). Total other income (expense) increased $9,495,000, or 144.8%, from $6,557,000 in 1996 to $16,052,000 in 1997.
Other income (expense) represented 14.6% of total revenue in 1996 and 1997. The dollar increase is due to the increase in long-term debt relating to the issuance of the 12% Senior Notes in December 1996 and borrowings under the related party debt agreement entered into in May 1997. Proceeds from the 12% Senior Notes, among other things, were used to repay the outstanding balance under the former debt agreement with the related party at the end of 1996.

        EXTRAORDINARY ITEM The Company recorded extraordinary losses of $10,077,000, representing 22.5% of total revenues for the year ended December 31, 1996. The extraordinary loss related to non-recurring costs that were incurred in connection with the restructuring of the Company's long-term debt on March 15, 1996 and December 18, 1996.

        EBITDA EBITDA (income before interest income, interest expense, depreciation, amortization, other unusual charges and contractual settlements, and the extraordinary losses on debt restructuring) increased $16,229,000 from $8,857,000 for the year ended December 31, 1996 to $25,086,000 for the year ended December 31, 1997. EBITDA represented 19.8% of total revenues for the year ended December 31, 1996 and 22.9% for the year ended December 31, 1997, an increase of 3.1%. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as defined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         REVENUES Total revenues increased $26,086,000, or 139.4%, from $18,718,000 for the year ended December 31, 1995 to $44,804,000 for the year ended December 31, 1996. This increase is attributable primarily to an increase in the number of installed public pay telephones, which increased by 15,571, or 164.6%, from 9,458 at December 31, 1995 to 25,029 at December 31, 1996, with the majority of the increase occurring in the third and fourth quarters of 1995 and the first and third quarters of 1996 due to the Company's acquisitions. As of March 7, 1997 the number of installed public pay telephones was 41,313.

         Revenues from coin calls increased $14,082,000, or 116.1%, from $12,130,000 for the year ended December 31, 1995 to $26,212,000 for the year ended December 31, 1996. Non-coin telecommunication services increased $11,191,000, or 173.3%, from $6,458,000 for the year ended December 31, 1995 to
$17,649,000 for the year ended December 31, 1996. The increases were primarily due to the acquisition and installation of public pay telephones producing additional revenues, the increase in the dial-around compensation rate and, to a lesser extent, to the increases in coin calls resulting from the continuation of the 1994 program which offered customers a three minute long distance call anywhere in the continental United States for $0.75 (the "$0.75 Long Distance Call Program" subsequently changed to $1.00 for the first three minutes in some locations). However, the increase in non-coin revenue was offset in part by a reduction in operator assisted calls as a result of aggressive dial-around advertising by long distance carriers such as AT&T and MCI.

         Other revenues increased $813,000, or 625.4%, from $130,000 for the year ended December 31, 1995 to $943,000 for the year ended December 31, 1996. This increase was primarily due to the pro rata recognition of the $1,200,000 signing bonus received from Intellicall upon execution of the Company's new operator services agreement on March 15, 1996. The Company is recognizing the signing bonus over a 12 month period.

         OPERATING EXPENSES Total operating expenses increased $30,812,000, or 128.3%, from $24,007,000 for the year ended December 31, 1995 to $54,819,000 for the year ended December 31, 1996. Operating expenses represented 128.3% of total revenues for the year ended December 31, 1995 and 122.4% of total revenues for the year ended December 31, 1996, a decrease of 5.9%. The percentage decrease was due to a reduction in other unusual charges and contractual settlements and selling, general and administrative expenses offset in part by higher depreciation and amortization as a result of acquisitions and higher unusual charges and contractual settlements.

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

         Telecommunication and validation fees, increased $4,350,000, or 345.8%, from $1,258,000 for the year ended December 31, 1995 to $5,608,000 for the year ended December 31, 1996. Telecommunication and validation fees represented 6.7% of total revenues for the year ended December 31, 1995 and 12.5% of total revenues for the year ended December 31, 1996, an increase of 5.8%. The increase was primarily the result of the increase in the number of installed public pay telephones and the outsourcing of operator services in 1996.

         Location commissions increased $2,604,000, or 75.1%, from $3,468,000 for the year ended December 31, 1995 to $6,072,000 for the year ended December 31, 1996. Location commissions represented 18.5% of total revenues for the year ended December 31, 1995 and 13.6% of total revenues for the year ended December 31, 1996, a decrease of 4.9%. The dollar increase is due to location agreements from public pay telephones acquired in the acquisitions of World, Public Telephone, IPP and Paramount, and to a lesser extent the location agreements acquired in the acquisitions of POA and Amtel, while the percentage decrease is due to such location agreements having lower commission rates than those from the Company's existing public pay telephones.

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

         Depreciation and amortization increased $8,417,000 or 192.0%, from $4,383,000 for the year ended December 31, 1995 to $12,800,000 for the year ended December 31, 1996. Depreciation and amortization represented 23.4% of total revenues for the year ended December 31, 1995 and 28.6% of total revenues for the year ended December 31, 1996, an increase of 5.2%. The dollar and percentage increases were primarily due to the Company's acquisitions and expansion of its public pay telephone base and purchases of additional computer equipment, service vehicles and software to accommodate the Company's growth.

         Other unusual charges and contractual settlements increased $3,902,000, or 179.8% from $2,170,000 for the year ended December 31, 1995 to $6,072,000 for the year ended December 31, 1996. For the year ended December 31, 1996, other unusual charges and contractual settlements consists primarily of: (i) the settlement of contractual obligations under certain employment contracts, $342,000; (ii) the settlement of other contractual obligations, $211,000; (iii) the write-off of certain assets in connection with the continued evaluation of the Company's operations and certain one-time charges for changes to the operations of the Company, $1,002,000; (iv) losses recognized on the early pay-off of obligations under capital leases and other debt concurrent with the debt restructurings completed on March 15 and December 18, 1996, $631,000; and
(v) the estimated fair market value of the Nominal Value Warrants issued pursuant to the debt restructuring completed on March 15, 1996, $3,886,000. Other unusual charges and contractual settlements represented 11.6% of total revenues for the year ended December 31, 1995, and 13.6% of total revenues for the year ended December 31, 1996, an increase of 2.0%.

         OTHER INCOME (EXPENSE) Other income (expense) is comprised of interest incurred on debt with related parties and others, and interest income. Total other (expense) income increased $5,736,000, from a net expense of $821,000 for the year ended December 31, 1995 to a net expense of $6,557,000 for the year ended December 31, 1996. Other (expense) income represented 4.4% of total revenues for the year ended December 31, 1995 and 14.6% of total revenues for the year ended December 31, 1996, an increase of 10.2%. The dollar and percentage increases were due to the financing obtained for the acquisitions completed in 1996, and to a lesser extent the refinancing obtained in December 1996. Related party interest expense was $5,235,000 for the year ended December 31, 1996, representing 11.7% of total revenues. Included in related party interest expense was non-cash interest expense of $1,605,000, or 3.6% of total revenues for the year ended December 31, 1996, representing the accretion of the debt under the Credit Agreement to its maturity amount.

         EXTRAORDINARY ITEM The Company recorded extraordinary losses of $10,077,000, representing 22.5% of total revenues for the year ended December 31, 1996. The extraordinary loss related to non-recurring costs that were incurred in connection with the restructuring of the Company's long-term debt on March 15, 1996 and December 18, 1996.

         EBITDA EBITDA increased $7,593,000, from $1,264,000 for the year ended December 31, 1995 to $8,857,000 for the year ended December 31, 1996. EBITDA represented 6.8% of total revenues for the year ended December 31, 1995 and 19.8% for the year ended December 31, 1996, an increase of 13.0%.

     LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS Net cash used in operating activities during the fiscal years ended December 31, 1995, 1996 and 1997 were $580,000, $269,000 and
$4,720,000, respectively. Net cash used in operating activities consisted primarily of the funding of operating losses, increases in current assets (see earlier discussion of increase in dial-around compensation accounts receivable) and repayment of current liabilities, offset by the issuance of the Nominal Value Warrants (as defined herein), depreciation and amortization, accretion of debt, and the non-cash portion of the loss associated with the debt restructuring.

         Cash used in investing activities during the fiscal years ended December 31, 1995, 1996 and 1997 were $2,354,000, $63,062,000 and $57,197,000, respectively. Cash used in investing activities consisted primarily of payments to acquire companies (including the Cherokee acquisition deposit of $37,110,000 at December 31, 1996) and capital expenditures primarily due to the purchase and installation of new pay telephone equipment.

         Cash provided by financing activities during the fiscal years ended December 31, 1995, 1996 and 1997 were $3,168,000, $109,056,000 and $21,998,000, respectively, which consisted primarily of net proceeds from the Company Debt Offering, the Company Equity Offering and from other borrowings offset by redemptions and repurchases of preferred stock and repayments of debt.

         CREDIT FACILITY On March 15, 1996, the Company entered into a credit agreement (the "Credit Facility"), with ING (U.S.) Capital Corporation ("ING") and Cerberus Partners, L.P. ("Cerberus" and, together with ING, the "Lenders"), pursuant to which the Lenders agreed to lend the Company up to $37,250,000. On March 15, 1996, the Company borrowed $30,531,000 pursuant to the Credit Facility. During the second quarter of 1996, the Company borrowed an additional $1,693,000 pursuant to the Credit Facility. The initial borrowings under the Credit Facility were used to complete the Paramount and IPP acquisitions, to repay $8,503,000 of outstanding debt and $3,174,000 of outstanding obligations under capital leases, to redeem the 10% Preferred, 8% Preferred and 7% Preferred, to pay related transaction fees, to fund the Amtel acquisition deposit of $1,300,000 and for working capital.

         In connection with the execution of the Credit Facility on March 15, 1996, ING and Cerberus each received 102,412 warrants (204,824 warrants in total and referred to herein as the "Lenders' Warrants"), which would collectively allow them to purchase up to 204,824 shares of Series A Preferred at an exercise price of $0.20 per share. Each share of Series A Preferred is convertible into 20 shares of the Company's Common Stock. The debt under the Credit Facility was initially recorded net of an allocation of the fair value of the Lenders' Warrants, such fair value being determined using the Black-Scholes valuation model. ING and Cerberus may separately exercise their warrants without any action of the other party.

         On September 13, 1996, concurrent with the acquisition of Amtel, the Lenders amended the Credit Facility to increase the maximum borrowings available under the Credit Facility to $41,000,000. The Company then borrowed an additional $8,777,000 and used $5,950,000 of the proceeds to complete the Amtel and POA acquisitions. The remainder of the proceeds were used for working capital and payment of certain related acquisition expenses. On November 22, 1996, the Lenders amended the Credit Facility to permit the incurrence of additional borrowings of up to $2,000,000 to fund the deposits required in connection with the Cherokee and the Texas Coinphone acquisitions and for working capital purposes, thereby increasing the maximum borrowings available under the Credit Facility to $43,000,000.

         On December 18, 1996, the Company repaid all of the indebtedness under the Credit Facility with a portion of the proceeds from the Company Equity Offering and the Company Debt Offering, and the Credit Facility was terminated. The Company realized an extraordinary loss of $9,810,000 consisting primarily of the write-off of the remaining value assigned to the Series A Preferred warrants and related unamortized deferred financing costs.

         THE COMPANY EQUITY OFFERING AND THE COMPANY DEBT OFFERING. On December 18, 1996, the Company closed the following public underwritten offerings: (i) the sale of 6,750,000 shares of Common Stock (the "Company Equity Offering"), at a price to the public of $3.00 per share, for net proceeds to the Company therefrom of $18,295,000 and (ii) the sale of $125,000,000 aggregate principal amount of its 12% Senior Notes due 2006 (the "Notes" or the "Company Debt Offering"), for net proceeds to the Company therefrom of $119,149,000. In connection with the Company Equity Offering, the Company also granted the underwriters a 45-day option to purchase up to 1,012,500 additional shares of Common Stock, at $3.00 per share (less an underwriting discount of $0.21 per share), solely to cover over-allotments (the "Over-Allotment Option"). The Company received $2,825,000 at the time the underwriters exercised their Over-Allotment Option on January 29, 1997.

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

         In addition, upon a "change of control" (as defined in the indenture), the Company has the obligation to offer to repurchase all outstanding Notes from the holders thereof at a price equal to 101% of the outstanding principal balance, plus accrued and unpaid interest to the date of repurchase. On December 30, 1997, the Company solicited and received the consent from its Note Holders to amend the indenture to increase the limit of permitted indebtedness and to modify the definition of consolidated net income to exclude certain non-recurring expenses and non-operating charges when calculating certain restrictive covenants. The Company incurred $625,000 in deferred financing costs to the Note Holders and $761,000 in fees relating to the solicitation of the Note Holders' consent to amend the indenture.

         The Company used the net proceeds from the Company Equity Offering to repay approximately $8.0 million of debt outstanding under the Credit Facility and the balance for working capital and other general corporate purposes. The Company used a portion of the net proceeds from the Company Debt Offering to repay all of the remaining outstanding debt under the Credit Facility, to repay certain capital lease obligations and other indebtedness and to finance the Cherokee and Texas Coinphone acquisitions.

         NEW CREDIT AGREEMENT. On May 30, 1997, the Company entered into an agreement ( the "Credit Agreement") with various lenders (collectively referred to as the "Lenders"). ING is Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation are Co-Agents for the Lenders. ING is a significant shareholder of the Company's common equity. The Credit Agreement provided a $75,000,000 commitment of which $60,000,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000,000 was to be utilized for general working capital requirements. Borrowings accrue interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement matures on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral. The Company borrowed $17,700,000 under the Expansion Loan Commitment to complete the acquisitions of Advance, American, and London and to pay related acquisition and credit facility fees. The Company also borrowed $7,300,000 of the Revolving Credit Commitment for interest payments due under the $125,000,000 12% Senior Notes and for general working capital purposes. Subsequent to the September 16, 1997 Court ruling which vacated dial-around compensation, and pursuant to certain terms of the Credit Agreement, the Agent gave notice to the Company that it was prohibited from making additional borrowings under the Credit Agreement, without prior approval from the Lenders.

         The Credit Agreement includes covenants which, among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limit incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

         On February 24, 1998, the Credit Agreement was amended to increase the Revolving Credit Commitment to $20,000,000 and to decrease the Expansion Loan Commitment to $55,000,000. The amount available for letters of credit under the working capital commitment was reduced from $5,000,000 to $3,000,000 and certain of the covenants were amended. On March 31, 1998, the Credit Agreement was further amended with respect to certain financial covenants.

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

         On March 15, 1996, warrants to purchase 2,018,942 shares of Common Stock at an exercise price of $.01 per share ("Nominal Value Warrants") were issued in conjunction with the acquisitions of IPP and Paramount, redemption of the 10% Preferred, 8% Preferred and 7% Preferred, and conversion of certain related party debt of the Company to the 14% Preferred. Certain holders of the 14% Preferred are deemed related parties. See "Item 13 Certain Relationships and Related Transactions." The warrants expire on March 13, 2001. An independent valuation company has estimated the fair market value of the Nominal Value Warrants to be $4,975,000, using the Black-Scholes valuation model, of which $3,886,000 (the amount attributable to the warrants provided to related parties in connection with the redemption of the preferred shares and the conversion of certain debt) was recorded in the caption "other unusual charges and contractual settlements" in the Company's consolidated statement of operations.

         On September 12, 1995, the Company borrowed $1,200,000 (which was recorded net of the value of warrants issued of $349,000) from third party investors pursuant to a 19 month credit agreement, bearing interest at 12.5%. The proceeds were used for operating expenses and to make certain employee severance payments. This debt was repaid on March 15, 1996 with borrowings under the Credit Facility.

         The Company's working capital declined from $39,491,000 at December 31, 1996 to $7,839,000 at December 31, 1997, a decrease of $31,652,000. Cash flows used in operating activities increased from $269,000 in 1996 to $4,720,000 in 1997, an increase of $4,451,000 predominantly due to the increase in accounts receivable relating to dial-around compensation. At December 31, 1997, the Company had a deficit of $4,042,000 in stockholders' equity (excluding mandatorily redeemable preferred stock) as a result of the current year loss of $23,254,000 and a loss of $26,649,000 in 1996.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and Management's ability to control expenses. There can be no assurance that coin revenues will increase, that revenues from dial-around compensation will continue at the rates anticipated or that they will be received by the Company in the amounts the Company has recorded as receivable as they become due, or that operating expenses can be maintained at present or reduced to lower levels. To the extent that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's Lenders will grant additional advances under the Credit Agreement for working capital or business expansion purposes or that the Company can obtain additional financing to meet its debt service and other cash requirements. In the event the Company fails to meet its debt service requirements, such debt could become immediately due and payable.

         The Company has negotiated with its Lenders who have given notice to the Company that it is prohibited from making additional borrowings under its existing credit agreement without the prior approval of the Lenders. On February 24, 1998, the Credit Agreement was amended to increase the working capital commitment and to amend certain restrictive covenants. Subsequently, the Company was permitted to borrow an additional $3,000,000 for general working capital purposes. On March 31, 1998, the Credit Agreement was further amended with respect to certain financial covenants.

         The Company continues to negotiate with its current lenders and to evaluate the necessity of alternative financing arrangements. Management believes, but cannot assure, that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation), additional liquidity which its current lenders may provide or other alternative financing arrangements as may be required, will allow the Company to sustain its operations and meet its obligations through the remainder of 1998.

     IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company is currently in the process of completing a detailed assessment of the full impact of the Year 2000 Issue. In the absence of the completion of this detailed assessment, the Company does not have a reasonable basis to conclude whether the Year 2000 Issue will have a material effect on future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. The Company also does not have a reasonable basis to conclude whether the impacts of the Year 2000 Issue will come to fruition. However, it is Management's belief that the Company will be able to meet the compliance requirements for the Year 2000 Issue.

ITEM 8.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no resignation or dismissal of the Registrant's accountants during the two most recent fiscal years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The description of the directors and executive officers of the Registrant is incorporated herein by reference to the section of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), entitled "Election of Directors", which Proxy Statement is expected to be filed in April 1998. In addition, the information set forth in the section of the Proxy Statement entitled "Section 16(a), Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the section of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders entitled "Executive Compensation", which Proxy Statement is expected to be filed in April 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the section of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management", which Proxy Statement is expected to be filed in April 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the section of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders entitled "Executive Compensation-Certain Transactions", which Proxy Statement is expected to be filed in April 1998.

PART IV

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.   FINANCIAL STATEMENTS
     --------------------

         Report of Independent Accountants......................................................................F-1

         Consolidated Balance Sheets as of December 31, 1996 and 1997...........................................F-2

         Consolidated Statements of Operations for the Years Ended
              December 31, 1995, 1996 and 1997..................................................................F-3

         Statements of Changes in Mandatorily Redeemable Preferred Stock for the Years Ended
              December 31, 1995, 1996 and 1997..................................................................F-4

         Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
             Common Stock and Other Shareholders' Equity (Deficit) for the Years Ended
             December 31, 1995, 1996 and 1997...................................................................F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
             1996 and 1997......................................................................................F-7

         Notes to Consolidated Financial Statements for the Years Ended
              December 31, 1995, 1996 and 1997..................................................................F-9

2.   FINANCIAL STATEMENT SCHEDULES
     -----------------------------

     The financial statement schedules required to be filed herewith are set forth in Exhibits 27 and 99.


3.       EXHIBITS
         --------

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

5.1    Opinion of Tammy L. Martin, Esq. regarding validity of the Notes registered. (18)*

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

10.81  First Supplemental Indenture, dated as of January 3, 1997, supplementing the Indenture, Dated as of December 18, 1996, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on Schedule I thereto and Marine Midland Bank, as
       Trustee, $125,000,000 12% Senior Notes Due 2006. (20)*

10.82  Second Supplemental Indenture, dated as of May 29, 1997, supplementing the Indenture, Dated as of December 18, 1996, as
       supplemented by the First Supplemental Indenture dated as of January 3, 1997, among PhoneTel Technologies, Inc., the
       Subsidiary Guarantors named on Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes Due
       2006. (20)*

10.83  First Amendment to Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and
       Communications Central Inc. dated as of May 15, 1997. (20)*

10.84  $75,000,000 Credit Agreement dated as of May 30, 1997 among PhoneTel Technologies, Inc., as the Borrower, Various Lenders
       and ING (U.S.) Capital Corporation, as the Agent for the Lenders and Transamerica Business Credit Corporation and Finova
       Capital Corporation, as Co-Agents for the Lenders. (20)*

10.85  Settlement Agreement as of August 8, 1997 together with the Release and Termination of escrow agent between PhoneTel
       Technologies, Inc. and Bill H. Bailey, Jr. and J. Bruce Duty, as duly authorized agents on behalf of Bill H. Bailey, Jr.,
       Edward L. Marshall, Jerry T. Beddow, C. Nelson Trimble, Berthel Fisher & Company Investments, Inc., Capital Southwest
       Corporation, Capital Southwest Venture Corporation, and Bank One Capital Partners, L.P., and Comerica Bank-Texas as escrow agent. (21)*

10.86  Third Supplemental Indenture, dated as of December 30, 1997, supplementing the Indenture, dated as of December 18, 1996, as supplemented by the First Supplemental Indenture, dated as of January 3, 1997, and the Second Supplemental Indenture, dated as of May 29, 1997, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on Schedule I thereto and Marine
       Midland Bank, as Trustee, $125,000,000 12% Senior Notes due 2006.

10.87  First Amendment to Credit Agreement, dated as of February 24, 1998, amending the $75,000,000 Credit Agreement dated as of
       May 30, 1997 among PhoneTel Technologies, Inc. as the Borrower, Various Lenders and ING (U.S.) Capital Corporation, as
       Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the
       Lenders.

10.88  PhoneTel Technologies, Inc. 1997 Stock Incentive Plan (22) *

21.1   Subsidiaries of PhoneTel Technologies, Inc.

27.1   Financial Data Schedule for the Year Ended December 31, 1997

27.2   Financial Data Schedule for the Year Ended December 31, 1996

27.3   Financial Data Schedule for the Year Ended December 31, 1995

  99   Financial Statement Schedule - Valuation and Qualifying Accounts
       -----------------

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

(20) Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1997.

(21) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1997.

(22) Incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

(B)    REPORT ON FORM 8-K

       The Company filed a report on Form 8-K on October 21, 1997, reporting under Item 5 of Form 8-k.

(C)    EXHIBITS

       The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)3. for a list of Exhibits hereto.

(D)    FINANCIAL STATEMENT SCHEDULES

       The financial statement schedules to this Form 10-K are set forth as exhibits 27.1, 27.2, 27.3 and 99.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  and Shareholders of
  PhoneTel Technologies, Inc.



         In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and other shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of PhoneTel Technologies, Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
Cleveland, Ohio

March 31, 1998

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        DECEMBER 31
                                                                   ---------------------
                                                                      1996         1997
                                                                   ---------    ---------
ASSETS
  Current assets:
    Cash                                                             $46,438       $6,519
    Accounts receivable, net of allowance for doubtful accounts
      of $92 and $507, respectively                                    3,749       16,278
    Other current assets                                                 283          972
                                                                   ---------    ---------
        Total current assets                                          50,470       23,769

  Property and equipment, net                                         19,243       30,109
  Intangible assets, net                                              52,144      115,607
  Other assets                                                           803          341
  Restricted cash equivalents                                         37,110            -
                                                                   ---------    ---------
                                                                    $159,770     $169,826
                                                                   =========    =========

LIABILITIES AND EQUITY
  Current liabilities:
    Current portion:
      Long-term debt                                                  $1,009         $544
      Obligations under capital leases                                   138           92
    Accounts payable                                                   5,003        8,768
    Accrued expenses:
      Location commissions                                             1,767        3,142
      Personal property and sales tax                                  1,071        1,927
      Interest                                                           774          991
      Salaries, wages and benefits                                       574          466
      Other                                                              643            -
                                                                   ---------    ---------
        Total current liabilities                                     10,979       15,930

  Long-term debt                                                     125,274      150,203
  Obligations under capital leases                                       104           19
  Commitments and contingencies                                            -            -

  14% Cumulative Preferred Stock Mandatorily Redeemable
    (redemption amount $8,289 due June 30, 2000)                       6,708        7,716

  Non-mandatorily Redeemable Preferred Stock, Common Stock
    and Other Shareholders' Equity (Deficit)                          16,705       (4,042)

                                                                   ---------    ---------
                                                                    $159,770     $169,826
                                                                   =========    =========

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                        YEAR ENDED DECEMBER 31
                                                            ----------------------------------------------

                                                                1995             1996             1997
                                                            ------------     ------------     ------------
REVENUES:
  Coin calls                                                     $12,130          $26,212          $58,520
  Non-coin telecommunication services                              6,458           17,649           50,624
  Other                                                              130              943              500
                                                            ------------     ------------     ------------
                                                                  18,718           44,804          109,644
                                                            ------------     ------------     ------------

COSTS AND EXPENSES:
  Line and transmission charges                                    5,149           11,153           24,518
  Telecommunication and validation fees                            1,258            5,608           11,599
  Location commissions                                             3,468            6,072           16,628
  Field operations                                                 4,934            8,733           21,330
  Selling, general and administrative                              2,645            4,381           10,483
  Depreciation and amortization                                    4,383           12,800           22,798
  Other unusual charges and contractual settlements                2,170            6,072            9,490
                                                            ------------     ------------     ------------
                                                                  24,007           54,819          116,846
                                                            ------------     ------------     ------------

    Loss from operations                                          (5,289)         (10,015)          (7,202)
                                                            ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense - related parties                                   -           (5,235)          (1,431)
  Interest expense - others                                         (837)          (1,504)         (15,181)
  Interest income                                                     16              182              560
                                                            ------------     ------------     ------------
                                                                    (821)          (6,557)         (16,052)
                                                            ------------     ------------     ------------

Loss before extraordinary item                                    (6,110)         (16,572)         (23,254)
Extraordinary item:
  Loss on early extinguishment of debt                                 -          (10,077)               -
                                                            ------------     ------------     ------------

NET LOSS                                                         ($6,110)        ($26,649)        ($23,254)
                                                            ============     ============     ============


Earnings per share calculation:
  Loss before extraordinary item                                 ($6,110)        ($16,572)        ($23,254)
  Preferred dividend payable in kind                                   -             (337)            (514)
  Preferred dividend payable in cash                                (310)               -                -
  Accretion of 14% Preferred to its redemption value                   -             (102)            (494)
  Premium on redemption of 10%, 8% and 7% Preferred                    -           (2,002)               -
                                                            ------------     ------------     ------------
Loss before extraordinary item applicable to
  common shareholders                                             (6,420)         (19,013)         (24,262)
Extraordinary item:
  Loss on early extinguishment of debt                                 -          (10,077)               -
                                                            ------------     ------------     ------------

Net loss applicable to common shareholders                       ($6,420)        ($29,090)        ($24,262)
                                                            ============     ============     ============

Loss per common share before extraordinary item                   ($3.29)          ($3.46)          ($1.51)
                                                            ============     ============     ============

Net loss per common share                                         ($3.29)          ($5.29)          ($1.51)
                                                            ============     ============     ============

Weighted average number of shares                              1,950,561        5,494,011       16,040,035
                                                            ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES


STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

--------------------------------------------------------------------------------

                                                      YEAR ENDED DECEMBER 31
                                   --------------------------------------------------------------
                                          1995                 1996                  1997
                                   ------------------    ------------------    ------------------
                                   SHARES      AMOUNT    SHARES     AMOUNT     SHARES     AMOUNT
                                   -------    -------    -------    -------    -------    -------

14% CUMULATIVE
  REDEEMABLE CONVERTIBLE
    PREFERRED STOCK
  Balance, beginning of year             -          -          -          -    120,387     $6,708
  Redemption of 7%, 8% and
    10% Preferred                        -          -     34,436     $2,066          -          -
  Conversion of debt                     -          -     59,695      3,581          -          -
  Acquisitions                           -          -     13,787        622          -          -
  Dividends payable-in-kind              -          -     12,469        337     17,760        514
  Accretion of carrying value
    to amount payable at
    redemption on June 30, 2000          -          -          -        102          -        494
                                   -------    -------    -------    -------    -------    -------

  Balance, end of year                   -          -    120,387     $6,708    138,147     $7,716
                                   =======    =======    =======    =======    =======    =======


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
     COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                   YEAR ENDED DECEMBER 31
                                     -----------------------------------------------------------------------------------------
                                                1995                          1996                            1997
                                     --------------------------    ---------------------------     ---------------------------
                                        SHARES        AMOUNT         SHARES          AMOUNT            SHARES         AMOUNT
                                     -----------    -----------    -----------     -----------     -----------     -----------
7 % Cumulative
  Convertible Redeemable
    Preferred Stock
  Balance, beginning of year               2,500           $200          2,500            $200               -               -
  Redemption                                   -              -         (2,500)           (200)              -               -
                                     -----------    -----------    -----------     -----------     -----------     -----------
  Balance, end of year                     2,500            200              -               -               -               -
                                     ===========    -----------    ===========     -----------     ===========     -----------

8 % Cumulative Redeemable
  Preferred Stock
  Balance, beginning of year              12,200            981         12,200             981               -               -
  Redemption                                   -              -        (12,200)           (981)              -               -
                                     -----------    -----------    -----------     -----------     -----------     -----------
  Balance, end of year                    12,200            981              -               -               -               -
                                     ===========    -----------    ===========     -----------     ===========     -----------

10 % Cumulative Redeemable
    Preferred Stock
  Balance, beginning of year               1,496              -          1,496               -               -               -
  Redemption                                   -              -         (1,496)              -               -               -
                                     -----------    -----------    -----------     -----------     -----------     -----------
  Balance, end of year                     1,496              -              -               -               -               -
                                     ===========    -----------    ===========     -----------     ===========     -----------

10 % Cumulative Non-voting
  Redeemable Preferred Stock
  Balance, beginning of year                   -              -        530,534           5,305               -               -
  Acquisitions                           530,534          5,305              -               -               -               -
  Conversion                                   -              -       (530,534)         (5,305)              -               -
                                     -----------    -----------    -----------     -----------     -----------     -----------
  Balance, end of year                   530,534          5,305              -               -               -               -
                                     ===========    -----------    ===========     -----------     ===========     -----------

Series A Special Convertible
  Preferred Stock
  Balance, beginning of year                   -              -              -               -               -               -
  Exercise of Warrants                         -              -              -               -          12,500              $3
  Conversion to Common Stock                   -              -              -               -         (12,500)             (3)
                                     -----------    -----------    -----------     -----------     -----------     -----------
  Balance, end of year                         -              -              -               -               -               -
                                     ===========    -----------    ===========     -----------     ===========     -----------

Common Stock
  Balance, beginning of year           1,522,158             15      2,855,350              29      14,488,828             145
  Private sales of stock                 472,056              5              -               -               -               -
  Company Equity Offering                      -              -      6,750,000              68       1,012,500              10
  Exercise of warrants and option          8,333              -      1,035,137              10         409,754               4
  Acquisitions                           731,189              8      2,860,608              28               -               -
  Conversion of Series A Preferred             -              -              -               -         250,000               3
  Conversion of 10% Non-voting
    Preferred                                  -              -        884,214               9               -               -
  Other issuances of stock               121,614              1        103,519               1         199,747               2
                                     -----------    -----------    -----------     -----------     -----------     -----------
  Balance, end of year                 2,855,350             29     14,488,828             145      16,360,829             164
                                     ===========    -----------    ===========     -----------     ===========     -----------




   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
    COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED) (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

--------------------------------------------------------------------------------

                                                     YEAR ENDED DECEMBER 31
                                   -----------------------------------------------------------------
                                         1995                  1996                    1997
                                   ------------------    --------------------    -------------------
                                   SHARES      AMOUNT    SHARES       AMOUNT      SHARES   AMOUNT
                                   -------   --------    --------    --------    --------   --------
Additional Paid-in Capital
  Balance, beginning of year                   $8,755                 $16,650                $59,104
  Company Equity Offering, net                      -                  18,228                  2,815
  Private sales of stock                        2,010                       -                      -
  Exercise of warrants and options                 35                       -                    101
  Acquisitions                                  4,918                   8,010                      -
  Warrants issued with debt                       349                   6,412                      -
  Conversion of 10% Non-voting
    Preferred                                       -                   5,296                      -
  Issuance of Nominal
    Value Warrants                                  -                   4,241                      -
  Other issuances of stock                        583                     267                    580
                                             --------                --------               --------
  Balance, end of year                         16,650                  59,104                 62,600
                                             --------                --------               --------

Accumulated Deficit
  Balance, beginning of year                   (7,304)                (13,454)               (42,544)
  Net loss                                     (6,110)                (26,649)               (23,254)
  Dividends:
    Paid  on 7% and 8% Preferred                  (40)                      -                      -
    Payable in-kind on 14%
     Preferred and accretion                        -                    (439)                (1,008)
  Redemption of stock:
     7% , 8% and 10% Preferred                      -                  (2,002)                     -
                                             --------                --------               --------
  Balance, end of year                        (13,454)                (42,544)               (66,806)
                                             --------                --------               --------

Total Non-mandatorily
  Redeemable Preferred Stock,
  Common Stock and
  Other Shareholders' Equity (Deficit)         $9,711                 $16,705                ($4,042)
                                             ========                ========               ========


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             YEAR ENDED DECEMBER 31
                                                         --------------------------------
                                                           1995        1996        1997
                                                         --------    --------    --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss                                                ($6,110)   ($26,649)   ($23,254)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
    Depreciation and amortization                           4,383      12,800      22,798
    Amortization of deferred revenues                           -        (900)       (300)
    Increase in allowance for doubtful accounts                 -          92         267
    Issuance of Nominal Value Warrants                          -       3,886           -
    Stock in lieu of cash payments                            529          21           -
    Accretion of related party debt                             -       1,605           -
    Loss on debt restructuring                                  -       9,628           -
    Other non-cash charges                                    354         156           2
    Changes in current assets and current liabilities,
      net of assets acquired                                  264        (908)     (4,233)
                                                         --------    --------    --------
                                                             (580)       (269)     (4,720)
                                                         --------    --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions                                               (672)    (22,576)    (48,687)
  Restricted funds                                              -     (37,110)          -
  Acquisition deposits                                       (950)       (520)          -
  Purchases of property and equipment                        (237)     (2,851)     (7,937)
  Proceeds from sale of assets                                  -           -         789
  Deferred revenues - signing bonus                             -       1,200           -
  Purchases of intangible assets                             (427)       (907)     (1,265)
  Other deferred charges                                      (68)       (298)        (97)
                                                         --------    --------    --------
                                                           (2,354)    (63,062)    (57,197)
                                                         --------    --------    --------


The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                     YEAR ENDED DECEMBER 31
                                                              -----------------------------------
                                                                1995         1996         1997
                                                              ---------    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from debt issuances                                   $3,133      $43,000         $110
  Net proceeds from Company Debt Offering                             -      119,149            -
  Net proceeds from issuances of preferred and Common Stock       1,932            -            -
  Net proceeds from Company Equity Offering                           -       18,295        2,825
  Proceeds from shareholder debt                                      -          835       25,000
  Principal payments on borrowings                               (1,891)     (66,205)      (1,642)
  Dividends paid                                                    (40)           -            -
  Debt financing costs                                                -       (4,911)      (4,402)
  Redemption of 10% and 8% Preferred                                  -       (1,117)           -
  Proceeds from warrant and option exercises                         34           10          107
                                                              ---------    ---------    ---------
                                                                  3,168      109,056       21,998
                                                              ---------    ---------    ---------

Increase (decrease) in cash                                         234       45,725      (39,919)
Cash, beginning of period                                           479          713       46,438
                                                              ---------    ---------    ---------
Cash, end of period                                                $713      $46,438       $6,519
                                                              =========    =========    =========

SUPPLEMENTAL DISCLOSURE:
  Interest paid during the year                                    $674       $4,465      $16,395
                                                              =========    =========    =========

NON-CASH TRANSACTIONS:
  Acquisitions:
    Amtel Communications                                              -       $5,421            -
    Payphones of America                                              -       13,918            -
    International Pay Phones                                       $150        3,536            -
    Paramount Communications                                          -        1,064            -
    World Communications                                         14,935            -            -
    Public Telephone                                              4,853            -            -
  Common Stock issued for services                                  529           21         $208
  Common Stock issued in payment of debt and interest               138          248          374
                                                              ---------    ---------    ---------
                                                                $20,605      $24,208         $582
                                                              =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                 PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND
               1997 (IN THOUSANDS EXCEPT FOR INSTALLED PUBLIC PAY
                                   TELEPHONES,
                     PER CALL, SHARE AND PER SHARE AMOUNTS)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

         PhoneTel Technologies, Inc. and Subsidiaries (the "Company") operate in the telecommunications industry, specializing in the business segment that includes the installation and operation of public pay telephones on a revenue sharing basis and offering operator assisted long distance services. At December 31, 1995, 1996 and 1997, the Company operated 9,458, 25,029 and 43,847 installed public pay telephones, respectively. The Company's operations are regulated by the Public Service or Utility Commissions of the various States and the Federal Communications Commission.

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

    RESTRICTED CASH EQUIVALENTS

         Restricted cash equivalents represent a portion of the net proceeds realized from the Company's Debt Offering completed on December 18, 1996, which, pursuant to the terms of the Company's Debt Offering, were restricted to certain transactions. The funds were used to complete the acquisition of Cherokee Communications, Inc. on January 1, 1997.

    PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost or, if acquired through a business combination, at the amount established by purchase price allocation. The Company also capitalizes certain costs related to installing telephones and depreciates those costs over the estimated useful life of the telephone or the term of the location contract, whichever is shorter. Depreciation for financial reporting and tax purposes is computed using the straight-line method and accelerated methods, respectively, over the estimated useful lives of the assets commencing when the equipment is placed in service.

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

    IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically evaluates potential impairment of long-lived assets. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows to be generated by the Company's assets, grouped by Company operating district (including any salvage values) is less than the related assets' carrying value. Impairment is measured based on the difference between the present value of the discounted expected future cash flows and the assets' carrying value. No impairment was recorded in 1996 or 1997.

    REVENUE RECOGNITION

         Revenues from coin calls, reselling operator assisted and long distance services, and compensation for dial-around calls are recognized in the period in which the customer places the related call.

    EARNINGS PER SHARE

         In March 1997, the FASB issued Statement No. 128, "Earnings per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for publicly held entities. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

         In the fourth quarter of 1997, the Company adopted FASB Statement No. 128 and has applied the provisions of the statement to prior periods. No restatement of amounts previously reported as loss per share by the Company was required.

         Basic earnings per share amounts are computed by dividing income or loss applicable to common shareholders by the weighted average number of shares outstanding during the period.

         Diluted earnings per share amounts are determined in the same manner as basic earnings per share except the number of shares is increased assuming exercise of stock options and warrants using the treasury stock method and conversion of the 7% Cumulative Convertible Redeemable Preferred ("7% Preferred") in 1995 and the 14% Cumulative Redeemable Preferred ("14% Preferred") in 1996 and 1997. In addition, income or loss applicable to common shareholders is not adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. Diluted earnings per share amounts have not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants and the assumed conversion of the 7% Preferred and 14% Preferred is not dilutive.

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

    RECLASSIFICATIONS

         Certain amounts relating to 1995 and 1996 have been reclassified to conform to the current year presentation. The reclassifications have had no impact on total assets, shareholders' equity or net loss as previously reported.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of financial instruments are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 1996 and 1997, or that will be realized in the future. At December 31, 1996 and 1997, the difference between the estimated fair values of financial instruments and their carrying values was not material.

    NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 is not expected to have a material impact on the Company.

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"). This statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets utilizing internal reporting methodologies. This Statement is effective for financial statements for the period beginning after December 15, 1997. Management has not evaluated the impact of this Statement.

2.   FINANCIAL CONDITION

         The Company's working capital declined from $39,491 at December 31, 1996 to $7,839 at December 31, 1997, a decrease of $31,652. Cash flows used in operating activities increased from $269 in 1996 to $4,720 in 1997, an increase of $4,451, predominantly due to the increase in accounts receivable relating to dial-around compensation. At December 31, 1997, the Company had a deficit of $4,042 in stockholders equity (excluding mandatorily redeemable preferred stock) as a result of the current year loss of $23,254 and a loss of $26,649 in 1996. The Company was not in compliance with certain financial covenants under the Credit Agreement at December 31, 1997, principally due to the reduction in the per phone per month dial-around compensation from $45.85 to $37.20 and to the costs related to the termination of the Communications Central Inc. merger agreement. The Credit Agreement was subsequently amended to eliminate the financial covenants as of December 31, 1997.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and Management's ability to control expenses. There can be no assurance that coin revenues will increase, that revenues from dial-around compensation will continue at the rates anticipated or that they will be received by the Company in the amounts the Company has recorded as receivable as they become due, or that operating expenses can be maintained at present or reduced to lower levels. To the extent that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's Lenders will grant additional advances under the Credit Agreement for working capital or business expansion purposes or that the Company can obtain additional financing to meet its debt service and other cash requirements. In the event the Company fails to meet its debt service requirements, such debt could become immediately due and payable.

         The Company has negotiated with its Lenders who have given notice to the Company that it is prohibited from making additional borrowings under its existing credit agreement without the prior approval of the Lenders. On February 24, 1998, the Credit Agreement was amended to increase the working capital commitment and to amend certain restrictive covenants. Subsequently, the Company was permitted to borrow an additional $3,000 for general working capital purposes. On March 31, 1998, the Credit Agreement was further amended with respect to certain financial covenants.

         The Company continues to negotiate with its current lenders and to evaluate the necessity of alternative financing arrangements. Management believes, but cannot assure, that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation), additional liquidity which its current lenders may provide or other alternative financing arrangements as may be required, will allow the Company to sustain its operations and meet its obligations through the remainder of 1998.

3.   ACQUISITIONS AND MERGERS

    TERMINATION OF PROPOSED ACQUISITION

         On March 14, 1997, PhoneTel entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Communications Central Inc. ("CCI"), pursuant to which on March 20, 1997 a wholly-owned subsidiary of PhoneTel commenced a tender offer (the "Offer") for all of the outstanding shares of common stock of CCI ("CCI Shares") at $12.85 per share in cash. The Offer expired on August 20, 1997. No CCI Shares were purchased and all CCI Shares tendered and not properly withdrawn at the time of expiration were returned by the depository. On August 21, 1997, PhoneTel announced that the Merger Agreement had been terminated and in connection therewith forfeited a $6,000 deposit that had been paid to CCI. The Company recorded a charge of $7,818 relating to the transaction, including the forfeited deposit and $1,818 in professional fees and related expenses in the third quarter of 1997.

    LONDON COMMUNICATIONS, INC. - JUNE 10, 1997 ("LONDON")

         The Company acquired 2,519 installed public pay telephones for $9,514 and incurred related acquisition expenses of $204.

    ADVANCE PAY SYSTEMS, INC. - MAY 30, 1997 ("ADVANCE")

         The Company acquired 800 installed public pay telephones for $2,709 and incurred related acquisition expenses of $62.

    AMERICAN PUBLIC TELECOM, INC. - MAY 30, 1997 ("AMERICAN")

         The Company acquired 859 installed public pay telephones for $3,312 and incurred related acquisition expenses of $69.

    TEXAS COINPHONE - JANUARY 14, 1997 ("TEXAS COINPHONE")

         The Company acquired 1,250 installed public pay telephones, parts and supplies inventories, and certain other assets for $3,660 and incurred related acquisition expenses of approximately $50.

    CHEROKEE COMMUNICATIONS, INC. - JANUARY 1, 1997 ("CHEROKEE")

         The Company acquired 13,131 public pay telephones for a purchase price consisting of: $53,953; $1,250 for non-competition agreements; $4,174 for acquired outstanding accounts receivable, prepaid expenses, deposits and coin in the installed pay telephones; and the assumption of $5,443 in liabilities. Additionally, the Company incurred approximately $1,656 in acquisition related expenses.

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

    PAY PHONES OF AMERICA, INC. - AUGUST 1, 1996 ("POA")

         The Company acquired 3,115 installed public pay telephones for a purchase price consisting of: $500; 166,666 shares of Common Stock (valued by an independent consultant at $1.87 per share, or $312); assumption of $7,783 in capital lease obligations; $3,634 in notes payable to the sellers; the assumption of $1,779 in current liabilities and other debt; and non-competition and consulting agreements for an aggregate value of $360. Additionally, the Company incurred approximately $50 in related acquisition expenses.

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

    PUBLIC TELEPHONE CORPORATION - OCTOBER 16, 1995 ("PUBLIC TELEPHONE")

         The Company acquired 1,200 installed public pay telephones for a purchase price consisting of 304,879 shares of Common Stock (valued at $6.75 per share, or $2,058) and the assumption of $2,795 in liabilities. In connection with the acquisition, the Company entered into two five year non-compete agreements valued at $798.

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

    PURCHASE PRICE ACCOUNTING

         The Company recorded each of the above acquisitions as purchases and has included the results of the acquired entities in the statements of operations from the respective dates of acquisition. The difference between the total purchase price and the current assets and liabilities assumed has been allocated to property and equipment, location contracts and non-compete agreements based on the relative fair values. Fair values of location contracts are determined using discounted cash flows over the remaining estimated economic lives of the acquired location contracts. The amount of location contracts recorded for each acquisition and the estimated economic life of the acquired location contracts are as follows: London $8,608, 102 months; Advance $2,313, 120 months; American $2,763, 103 months; Texas Coinphone $ 3,097, 101 months; Cherokee $53,103, 113 months; Amtel $10,136, 99 months; POA $12,054, 103 months;
IPP $6,959, 97 months; Paramount $10,116, 109 months; Public Telephone $1,404, 103 months; World $7,156, 103 months.

    PRO FORMA FINANCIAL DATA (UNAUDITED)

         Set forth below is the Company's unaudited pro forma condensed statement of operations data for the years ended December 31, 1995, 1996 and 1997, as though the World and Public Telephone acquisitions had occurred at the beginning of 1995; the IPP, Paramount, POA and Amtel acquisitions had occurred at the beginning of 1995 and 1996; and the Cherokee, Texas Coinphone, Advance, American and London acquisitions had occurred at the beginning of 1996 and 1997.

                                                          1995             1996              1997
                                                          ----             ----              ----
       Total revenues                                $    59,515       $   109,980      $   114,638
       Loss before extraordinary item                    (15,364)          (26,060)         (24,093)
       Net loss                                          (15,364)          (36,137)         (24,093)
       Net loss applicable to common
         Shareholders                                    (16,018)          (38,578)         (25,101)
       Net loss per common share                          ( 2.99)          (  2.63)         (  1.56)

         The unaudited pro forma results above are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of 1995, 1996 or 1997, or of future results. The pro forma statement of operations data includes adjustments related to depreciation of property and equipment, amortization of intangible assets, interest expense on borrowings used to finance the acquisitions and the weighted average number of common shares outstanding after giving effect to the acquisitions and excludes the assets and results of operations not acquired.

4.       ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         At December 31, 1996 and 1997, accounts receivable included $2,554 and $12,938, respectively, arising from dial-around compensation. A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). Such receivables are received quarterly in arrears. For the years ended December 31, 1995, 1996 and 1997, revenues from non-coin telecommunication services included $685, $3,219 and $19,100, respectively, for dial-around compensation.

         Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under Section 276 of the Telecommunications Act (the "1996 Payphone Order"), the Company was to receive dial-around compensation of $45.85 per installed pay telephone per month from November 6, 1996 through October 6, 1997 (as compared with the flat fee of $6.00 per installed pay telephone per month in periods prior to November 6, 1996), and per-call compensation thereafter, at $0.35 per call from October 7, 1997 to October 6, 1998 (as compared with the flat fee of $45.85 per installed pay telephone per month) and thereafter, at a per-call rate equal to the local coin rate for each dial-around call.

         Several parties, including interexchange carriers ("IXCs"), filed petitions with the U. S. Court of Appeals for the District of Columbia Circuit (the "Court") for review of certain of the FCC regulations, including the dial-around compensation rate. In 1997, the Court vacated certain portions of the 1996 Payphone Order, including the dial-around compensation rate, and remanded the issue to the FCC for further consideration.

         On October 9, 1997, the FCC issued its Second Report and Order (the "1997 Payphone Order") which established a new dial-around compensation rate, effective October 7, 1997, of $0.284 per call (the market based local coin rate estimated at $0.35 less certain costs defined by the FCC as $0.066 per call) multiplied by the actual number of dial-around calls placed from a pay telephone. Furthermore, the 1997 Payphone Order tentatively concluded that the dial-around compensation rate of $0.284 per call would be used to calculate dial-around compensation for the period November 6, 1996 to October 7, 1997. Evidence initially presented by a pay telephone industry trade association as part of the Court of Appeals proceeding indicated that the average number of dial-around calls placed from independent pay telephones equaled 131 calls per month.

         Based on the FCC's tentative conclusions in the 1997 Payphone Order, in the third quarter of 1997, the Company adjusted the amount of dial-around compensation recorded in prior quarters from the initial $45.85 rate to

$37.20 (131 calls per installed pay telephone per month). Included in this adjustment was a net charge of $395 for dial-around compensation relating to the period November 6, 1996 to December 31, 1996. This adjustment amount is included in other unusual charges and contractual settlements in 1997.

         On March 9, 1998, the Common Carrier Bureau of the FCC issued a Memorandum Opinion and Order (the "Memorandum") which, among other things, granted a waiver of the time frame previously scheduled and established a timetable for local exchange carriers to implement a system for identifying dial-around calls placed from pay telephones ("ANI Identification"). This Memorandum reiterated the obligation of the IXCs to pay, by April 1, 1998, $0.284 per call based on the actual number of dial-around calls per pay telephone if such call data is available. In its Memorandum, the FCC recognized, given its waiver and extension of the time frame set for certain IXCs for the implementation of ANI Identification, that certain disputes between carriers and pay telephone providers were likely to arise about the true number of compensable calls. Therefore, the FCC identified the potential need for it to address true-up requirements for dial-around compensation in a subsequent order and clarified that the timing of the subsequent order in no way relieves or delays the obligations of IXCs to pay compensation on April 1, 1998. In the fourth quarter of 1997, the Company has recorded revenues of $4,734 for dial-around compensation at a rate of $37.20 per installed pay telephone per month, based on 131 calls per month.

         Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1998 is $37.20 per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $37.20 per pay telephone per month. While the amount of $0.284 per call constitutes the Company's position as to the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. A number of parties filed a Motion to Stay the 1997 Payphone Order pending judicial review and requested expedited consideration and briefing schedule with the Court. The Court denied the Motion to Stay and granted the Motion for Expedited Consideration and Briefing Schedule. The Court is expected to hear arguments in May 1998.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                              Estimated      December 31
                                                            Useful Lives -----------------------
                                                             (in years)     1996         1997
                                                            ----------   ----------   ----------
     Telephone boards, enclosures and cases                       3-10      $25,784      $41,653
     Furniture, fixtures and other equipment                       3-5        1,751        3,063
     Leasehold improvements                                        2-5          249          424
                                                                         ----------   ----------
                                                                             27,784       45,140
         Less - accumulated depreciation                                     (8,541)     (15,031)
                                                                         ----------   ----------
                                                                            $19,243      $30,109
                                                                         ==========   ==========

       Depreciation expense, including amortization of assets under capital leases, was $1,846, $5,032 and $7,270 for the years ended December 31, 1995, 1996 and 1997, respectively.

       Effective January 1, 1997, the Company changed the estimated useful life of new telephones to ten years. The impact on depreciation for 1997 was not material.

6.      INTANGIBLE ASSETS

        Intangible assets consisted of the following:


                                                                                   December 31
                                                        Amortization         ---------------------
                                                           Period               1996        1997
                                                         -----------         --------    ---------
        Location contracts                              60-113 months         $ 53,862    $126,775
        Deferred financing costs                         120 months              5,851      10,254
        Non-compete agreements                          24-60 months             2,099       3,731
        State operating certifications                    60 months                524         567
                                                                              --------    --------
                                                                                62,336     141,327
        Less: accumulated amortization                                         (10,192)    (25,720)
                                                                              --------    --------
                                                                              $ 52,144    $115,607
                                                                              ========    ========

        Amortization of intangible assets amounted to $2,537, $7,768 and $15,528 for the years ended December 31, 1995, 1996 and 1997, respectively.

        During the fourth quarter of 1996, the Company performed a study of its location contracts acquired in business combinations. The Company determined that the economic life (economic life includes the estimated effect of the operation of the evergreen contract provisions, net of non-renewals) of a contract is greater than the remaining life based on contractual terms at the time of acquisition. Generally, location contracts are written such that they contain an "evergreen" clause which causes the contract to automatically renew for a like term unless the contract is canceled, in writing, by the location provider. The Company determined that the average remaining contractually determined life for a location contract ranged from 30 months to 36 months for its acquisitions. Based on the study performed, which analyzed historical renewal rates and contract terms, the economic life of acquired location contracts were determined to range from 60 months to 113 months. The Company adjusted its amortization periods for the acquired location contracts as of October 1, 1996. This adjustment had the effect of decreasing amortization and the net loss by approximately $663 or $0.12 per share in 1996 and $2,645 or $0.16 per share in 1997. In addition, the results of operations in 1998 will be improved by approximately $2,645 as a result of utilizing the longer location contract life.

7.      LONG-TERM DEBT

        Long-term debt consisted of the following:


                                                                                              December 31
                                                                                     ------------------------
                                                                                        1996           1997
                                                                                     ---------      ---------
                 Senior Notes due December 15, 2006 with interest at 12%
                        payable semiannually                                         $ 125,000      $ 125,000
                 Related Party Debt due May 30, 2000, with interest payable monthly at 1-1/2% above the Lenders' alternate base
                      rate (10% at December 31, 1997)                                        -         25,000
                 Notes payable to directors and shareholders at interest
                      rates ranging from 9% to 13.25%, $171 repaid in
                      1997 and $337 plus accrued interest converted into
                      124,747 shares of Common Stock on January 2, 1997                    508              -
                 Term notes payable to vendor in monthly installments
                      including interest at 15% (paid in February 1997)                    190              -
                 Other notes payable due in monthly installments of
                      $79 including interest at rates ranging from 3% to 12%.              585            747
                                                                                     ---------      ---------
                                                                                       126,283        150,747
                 Less current maturities                                                (1,009)          (544)
                                                                                     ---------      ---------
                                                                                     $ 125,274      $ 150,203
                                                                                     =========      =========

        Following are maturities of long-term debt for each of the next five years:

                                                         Amount
                                                         ------
                        1998                           $    544
                        1999                                198
                        2000                             25,005
                        2001                                  -
                        2002                                  -
                                                       --------
                                                       $ 25,747

     SENIOR 12% NOTES

        On December 18, 1996, the Company completed a public debt offering of $125,000 aggregate principal amount 12% Senior Notes, due 2006, with interest payable semiannually on June 15 and December 15. The net proceeds of $119,149 were used to complete the Cherokee and Texas Coinphone acquisitions in January 1997, and to repay the outstanding indebtedness under the prior Credit Facility, certain capitalized lease obligations and the Sellers' notes incurred in the acquisition of POA. The remaining proceeds are available for general corporate purposes and working capital. The Senior 12% Notes contain covenants which, among other things, limit the Company's ability to incur additional indebtedness or pay dividends and which require the Company, in the event of a change in control of the Company, to offer to purchase the Senior 12% Notes for 101% of their aggregate outstanding principal value plus accrued and unpaid interest. On December 30, 1997, the Company solicited and received the consent from its Note Holders to amend the indenture to increase the limit of permitted indebtedness and to modify the definition of consolidated net income to exclude certain non-recurring expenses and non-operating charges when calculating certain restrictive covenants. The Company incurred $625 in deferred financing costs to the Note Holders and $761 in fees relating to the solicitation of the Note Holders' consent to amend the indenture.

     RELATED PARTY DEBT

        On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders which were or may, thereafter, become parties thereto (collectively referred to as the "Lenders"). ING (U.S.) Capital Corporation ("ING") is Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation are Co-Agents for the Lenders. ING is a significant shareholder of the Company's common equity. The Credit Agreement provided a $75,000 commitment of which $60,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000 was to be utilized for general working capital requirements. Borrowings accrue interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement matures on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral. The Company borrowed $17,700 under the Expansion Loan Commitment to complete the acquisitions of Advance, American, and London and to pay related acquisition and credit facility fees. The Company also borrowed $7,300 of the Revolving Credit Commitment for interest payments due under the $125,000 12% Senior Notes and for general working capital purposes. Subsequent to the September 16, 1997 Court ruling which vacated dial-around compensation (see Note 3), and pursuant to certain terms of the Credit Agreement, the agent gave notice to the Company that it was prohibited from making additional borrowings under the Credit Agreement, without prior approval from the Lenders.

        The Credit Agreement includes covenants which, among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limit incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

        On February 24, 1998, the Credit Agreement was amended to increase the Revolving Credit Commitment to $20,000 and to decrease the Expansion Loan Commitment to $55,000. The amount available for letters of credit under the working capital commitment was reduced from $5,000 to $3,000 and certain of the covenants were amended. On March 31, 1998, the Credit Agreement was further amended with respect to certain financial covenants.

     CREDIT FACILITY REPAID ON DECEMBER 18, 1996

        In a transaction consummated on March 15, 1996, the Company borrowed $30,531 (out of a total credit facility ("Credit Facility") commitment of $37,250) from ING (U.S.) Capital Corporation and one other lender (collectively known as the "Lenders"). The Company used the funds to complete the Paramount and IPP acquisitions, to repay all outstanding long-term debt and capital lease obligations which had a secured interest in the Company's installed phones at March 15, 1996, redeem the 10% Preferred, 7% Preferred and 8% Preferred and to pay related transaction fees. In connection with the repayments, the Company recorded an extraordinary loss of $267, or $0.05 per share. All of the Company's installed phones were pledged as collateral to the Credit Facility. On September 13, 1996, concurrent with the acquisitions of Amtel and POA, the Lenders amended the Credit Facility, increasing the maximum borrowings available under the Credit Facility to $41,000. The Company then borrowed an additional $8,777 and used $5,950 of the proceeds to complete the Amtel and POA acquisitions and the remaining proceeds for working capital and payment of certain related acquisition expenses. Subsequently, the Credit Facility was further amended to $43,000. The Company repaid the Credit Facility on December 18, 1996 and recognized an extraordinary loss of $9,810, or $1.79 per share, consisting primarily of the write-off of the remaining unamortized value assigned to the Nominal Value Warrants and related unamortized deferred financing costs.

     A portion of the Credit Facility ($29,000) was convertible into Series B Preferred at the ratio of 833 shares for each $100 in outstanding debt and interest. Concurrent with the repayment of the Credit facility on December 18, 1996, the Series B Preferred was canceled. Additionally, the Lenders received warrants to purchase 204,824 shares of Series A Preferred at an exercise price of $0.20 per share. The debt under the Credit Agreement was initially recorded net of an allocation of the fair value of the Lender's Warrants, such fair value being determined using the Black-Scholes valuation model.

        On March 15, 1996, concurrent with the consummation of the Credit Facility, the Company redeemed the 10%, 8% and 7% Preferred through cash payments of $1,117 and the issuance of 34,436 shares of 14% Preferred. In the aggregate, $6,475 of the Company's outstanding obligations, including portions of the purchase price for the pending acquisitions, was liquidated by issuing 107,918 shares of 14% Preferred. The $2,002 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders.

8.      LEASES

     OPERATING LEASES

        The Company leases its corporate offices and other locations, office equipment and field operations service vehicles under noncancellable operating leases expiring at various times through 2003.

        Future minimum noncancellable payments under operating leases are as follows:


                           1998                          $ 1,573
                           1999                            1,576
                           2000                            1,457
                           2001                            1,084
                           2002                              574
                           After 2002                        411
                                                         -------
                                                         $ 6,675
                                                         =======

        Rent expense under all operating leases was $364, $474 and $1,868 for the years ended December 31, 1995, 1996 and 1997, respectively.

     CAPITAL LEASES

        During 1995 and 1996, as part of the acquisitions of World, Public Telephone, IPP and POA, the Company assumed capital lease obligations. Leased assets include installed public pay telephones, office equipment and vehicles. As of December 31, 1996, the Company had paid off all capital leases secured by installed public pay telephones.

Assets recorded under capital leases are as follows:


                                                             December 31
                                                             -----------
                                                            1996      1997
                                                           -----     -----
              Office Equipment                             $ 721     $ 779
              Less accumulated amortization                 (272)     (466)
                                                           -----     -----
                                                           $ 449     $ 313
                                                           =====     =====

        The Company repaid $11,149 and $130 of the outstanding obligations under capital leases during 1996 and 1997, respectively. Following are maturities of capital lease obligations for each of the next five years:


                        1998                               $  92
                        1999                                  17
                        2000                                   2
                        2001                                   -
                        2002                                   -
                                                           -----
                                                           $ 111
                                                           =====

9.      INCOME TAXES

        No provisions for income tax were required and no income taxes were paid for the years ended December 31, 1995, 1996 or 1997 because of operating losses generated by the Company. Deferred tax assets and (liabilities) are as follows:


                                                              December 31
                                                              -----------
                                                            1996        1997
                                                           ------    -------

       Federal net operating loss carryforward             $9,330    $12,073
       Depreciation and amortization                          342        512
       Bad debts                                               31        172
                                                           ------    -------
       Gross deferred tax assets                            9,703     12,757
       Valuation allowance on deferred tax assets          (9,703)   (12,757)
                                                           ------    -------
             Net deferred tax assets                       $    -    $     -
                                                           ======    =======

        A valuation allowance has been provided against the net deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The net operating loss carryforwards, if not utilized, will expire between the years 2002 to 2012. Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss carryforwards in years subsequent to significant changes in ownership. As a result of the Company's Initial Public Offering in 1988 and certain other transactions, including acquisitions utilizing proceeds from the Company's Common Stock and the Company Equity Offering, changes in ownership have occurred resulting in significant limitations on the use of net operating loss carryforwards. The extent of limitations as a result of significant changes in ownership has not been determined by the Company.

10.     PREFERRED STOCK MANDATORILY REDEEMABLE

        Preferred stock mandatorily redeemable consisted of the following:


                                                                                      December 31
                                                                                      -----------
                                                                                   1996          1997
                                                                                  ------        ------
       14%   Cumulative Redeemable Convertible Preferred Stock ($60 stated value
             - 200,000 shares authorized; 107,918 shares issued and outstanding;
             cumulative dividends issuable of 12,469 shares at December 31, 1996
             (valued at $337) and 30,229 shares at December 31, 1997 (valued at
             $851); mandatory redemption amount of $7,223 and $8,289,
             respectively; due June 30, 2000)                                     $6,708        $7,716
                                                                                  ------        ------

        The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount through monthly accretions using the interest method. The carrying value of the 14% Preferred was increased by $102 in 1996 and $494 in 1997 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.

11. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

        Non-mandatorily Redeemable Preferred Stock, Common Stock and Other Shareholders' Equity (Deficit) consisted of the following:

                                                                                           December 31
                                                                                           -----------
                                                                                          1996         1997
                                                                                       --------      --------
              Series A Special Convertible Preferred Stock
                   ($0.20 par value, $0.20 stated value - 250,000
                   shares authorized; no shares outstanding)                                  -             -
              Common Stock
                   ($0.01 par value - 50,000,000 shares authorized;
                   14,488,828 and 16,360,829 shares issued and
                   outstanding at December 31, 1996 and 1997, respectively)            $    145      $    164
              Additional paid-in capital                                                 59,104        62,600
              Accumulated deficit                                                       (42,544)      (66,806)
                                                                                       --------      --------
                                                                                       $ 16,705       ($4,042)
                                                                                       ========      ========

               On February 23, 1996, the Company created three new classes of preferred stock: (i) Series A Preferred; (ii) Series B Preferred; and (iii) 14% Preferred.

         On March 15, 1996, concurrent with entering into the Company's former Credit Facility, the Company redeemed its 10%, 8% and 7% Preferred for cash payments aggregating $1,117 and 34,436 shares of 14% Preferred. In the aggregate, $6,475 of the Company's outstanding obligations, including portions of the purchase price for the IPP and Paramount acquisitions, was liquidated by issuing 107,918 shares of 14% Preferred. The $2,002 excess of the redemption price of the preferred issues redeemed over their aggregate carrying value was recorded as a reduction of earnings available to common shareholders.

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

     COMPANY EQUITY OFFERING

         On December 18, 1996, the Company sold 6,750,000 shares of Common Stock at the price of $3.00 per share and received proceeds, net of offering expenses, of $18,295. On January 29, 1997, the Company issued an additional 1,012,500 shares of Common Stock at the price of $3.00 per share and received net proceeds of $2,825.

     COMMON STOCK SHARES RESERVED FOR POSSIBLE ISSUANCE

         As of December 31, 1997, the Company had reserved 8,940,930 shares of Common Stock for issuance under the following scenarios: (i) exercise of warrants to purchase 192,324 shares of Series A Preferred Stock, immediately convertible into 3,846,480 shares of Common Stock; (ii) conversion of 138,147 shares of 14% Preferred into

1,381,470 shares of Common Stock; (iii) exercise of 674,051 Nominal Value Warrants; (iv) exercise of 955,116 warrants; (v) the exercise of 726,813 stock options; and (vi) the exercise of 1,357,000 options under the 1997 Stock Incentive Plan. Substantially all of the shares reserved for future issuance, other than the shares issued under the 1997 Stock Incentive Plan, were registered on January 24, 1997.

     PREFERRED STOCK DIVIDENDS

         On December 31, 1995, the Company had dividends in arrears payable to preferred shareholders in the aggregate amount of $827. On March 15, 1996, the 10%, 8% and 7% Preferred, including dividends in arrears, were either paid or converted to 14% Preferred.

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

         On January 2, 1997, an executive officer of the Company converted an outstanding loan and accrued interest of $374 to 124,747 shares of Common Stock. On October 23, 1997, the Company issued 75,000 shares of Common Stock to the five non-employee directors of the Company for services rendered for the two years ended May 1997.

     STOCK WARRANT ACTIVITY

         Activity for warrants exercisable into common stock during 1995, 1996 and 1997 was as follows:


                                                                   Number         Weighted Average
                                                                  of Shares        Exercise Price
               BALANCE, DECEMBER 31, 1994                           112,278             $9.73
               Granted:
                 To the Company's investment advisor                166,666              6.00
                 To officers of the Company                          47,582              5.74
                 To lenders                                         277,876              5.71
                                                                -----------
               Total Granted                                        492,124              5.81
               Exercised                                                  -                 -
               Canceled                                             (24,051)            9.90
                                                                ------------
               BALANCE, DECEMBER 31, 1995                           580,351              6.40
               Granted:
                 Nominal Value Warrants                           2,018,942              0.01
                 Pursuant to anti-dilution provisions               322,958              2.37
                 To vendors                                         400,000              6.00
                                                                -----------
               Total Granted                                      2,741,900              1.16
               Exercised                                         (1,035,137)             0.01
               Canceled                                            (175,000)             6.00
                                                                -----------
               BALANCE, DECEMBER 31, 1996                         2,112,114              2.40
               Granted pursuant to:
                 Anti-dilution provisions                            16,798              2.33
               Exercised                                           (309,754)              .01
               Canceled                                            (189,991)             7.71
                                                                -----------
               BALANCE, DECEMBER 31, 1997                         1,629,167              2.22
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

         On March 15, 1996, the Company issued warrants to purchase 204,824 shares of Series A Preferred to two former lenders at an exercise price of $0.20 per share. Each share of Series A Preferred is convertible into 20 shares of Common Stock.

         On February 7, 1997, one of the Company's former lenders exercised warrants for 12,500 shares of Series A Preferred (with net proceeds to the Company of $3) which were immediately converted into 250,000 shares of common stock. At December 31, 1996 and 1997, there were 204,824 and 192,324 warrants which were exercisable into Series A Preferred. The warrants expire on April 1, 2006.

     STOCK OPTION ACTIVITY

         On February 4, 1997, the Company's Board of Directors adopted and its shareholders ratified the Company's 1997 Stock Incentive Plan (the "Plan"). The Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 2,000,000 shares of Common Stock by officers, directors, employees and independent contractors of the Company. In 1997, the Company granted 1,592,400 incentive stock options at exercise prices equal to the market value of the Company's Common Stock on the dates of grant to substantially all officers and employees. The options granted provide for graduated vesting, one-third each year on the anniversary of the date of grant, and have a term of ten years.

         Other options to purchase Common Stock are granted by the Company at the discretion of the Board of Directors to employees, officers, directors and others, and generally are exercisable immediately upon issuance, have terms of three to five years and are issued with exercise prices at or slightly below quoted market value of the Company's Common Stock on the date of grant. At December 31, 1996 and 1997, 1,021,330 options and 726,813 options, respectively, were exercisable.

Stock option activity during 1995, 1996 and 1997 was as follows:


                                                                     Number        Weighted Average
                                                                  of Shares         Exercise Price
               BALANCE, DECEMBER 31, 1994                           436,135             $7.85
               Granted:
                 To officers of the Company                         159,165              6.00
                 To employees of the Company                          9,208              6.00
                                                                -----------
               Total Granted                                        168,373              6.00
               Exercised                                             (8,334)             4.20
               Canceled                                            (124,410)            10.49
                                                                -----------
               BALANCE, DECEMBER 31, 1995                           471,764              6.56
               Granted:
                 Contractual settlement with former executive         5,000              6.00
                 Pursuant to anti-dilution provisions               556,898              2.11
                                                                -----------
               Total Granted                                        561,898              2.14
               Exercised                                                  -                 -
               Canceled                                             (12,332)             6.00
                                                                -----------
               BALANCE, DECEMBER 31, 1996                         1,021,330              2.98
               Granted:
                 1997 Stock Incentive Plan                        1,592,400              3.12
                 Pursuant to anti-dilution provisions                37,743              2.19
                                                                -----------
               Total options granted                              1,630,143              3.10
               Exercised                                           (100,000)             1.02
               Canceled                                            (467,660)             3.61
                                                                -----------
               BALANCE, DECEMBER 31, 1997                         2,083,813              2.99
                                                                ===========

        STOCK BASED COMPENSATION

               Under SFAS No. 123 "Accounting for Stock-Based Compensation," the fair value of each option and warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were made in estimating fair value: (i) dividend yield of 0%; (ii) risk-free interest rates of 6.29% for 1995, 6.20% for 1996 and 6.35% for 1997; expected life equal to the period of time remaining in which the options or warrants can be exercised; and expected volatility of 76% in 1995, 99% in 1996 and 81% in 1997. Compensation cost charged to operations was $42 in 1995 and $0 in 1996 and 1997. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and the loss per share would have increased as follows:


                                       1995            1996            1997
                                       ----            ----            ----
              Net loss:
                  As reported       ($6,110)       ($26,649)       ($23,254)
                  Pro forma          (7,680)        (29,930)        (24,114)
              Loss per share:
                  As reported         (3.29)          (5.29)          (1.51)
                  Pro forma           (3.94)          (5.45)          (1.57)

     Weighted average fair value of options and warrants granted during:


                      1995                      $3.63
                      1996                       1.76
                      1997                       2.42




The following is a summary of the status of options and warrants outstanding at December 31, 1997:


                                             Weighted Average
           Exercise Price                        Remaining       Weighted Average
                Range              Number    Contractual Life     Exercise Price
                -----              ------    ----------------     --------------
          $  0.00 - $0.01         674,051    3.2 years                $ 0.01
             1.16 -  2.69       2,134,748    6.9 years                  2.37
             4.00 -  6.00         872,348    5.7 years                  4.93
                7.65               10,833    0.5 years                  7.65
                19.50              21,000    1.0 years                 19.50

12.      COMMITMENTS AND CONTINGENCIES

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

         On September 5, 1997 a complaint against the Company was filed in the Common Pleas Court of Cuyahoga County, Ohio by Infosystems Resources, Inc. alleging breach of contract, tortious interference with contract and conversion of trade secrets. The suit involves a dispute regarding commissions payable under an operator services agreement. Each of the four counts included a prayer for damages in the amount to $260,161 and three of the counts included requests for $10,000 in punitive damages. An additional claim for injunctive relief also was included. On March 13, 1998, the Company filed a motion for sanctions including dismissal. The court has not ruled on that motion. Management intends to vigorously contest the allegations set forth in the complaint, believes the allegations contained therein are without merit and is of the opinion that this suit will not have a materially adverse effect on the business, financial condition or results of operations of the Company.

13.      MAJOR CUSTOMER

         One customer accounted for 15%, 5% and 2% of the Company's total revenues for the years ended December 31, 1995, 1996 and 1997, respectively.

14.      OTHER REVENUES AND OTHER UNUSUAL CHARGES AND CONTRACTUAL SETTLEMENTS

         Other revenues include $900 in 1996 and $300 in 1997 of income relating to amortization of deferred revenue received as a result of a signing bonus received in connection with a services agreement with an operator service provider.

         Other unusual charges and contractual settlements is compromised of:


                                                                                December 31
                                                                                -----------
                                                                           1995      1996        1997
                                                                           ----      ----        ----
             Termination of CCI acquisition                                    -         -     $   7,771
             Settlement of employee contractual obligations            $   1,316   $   342           147
             Other contractual settlements                                   162       211           210
             Ordinary loss on early repayment of debt                          -       631             -
             Nominal Value Warrants                                            -     3,886             -
             Amendment to Indenture-12% Senior Notes                           -         -           761
             Dial-around compensation adjustment                               -         -           395
             Changes to the operations of the Company                        692     1,002           206
                                                                      ----------   -------     ---------
                                                                       $   2,170   $ 6,072     $   9,490
                                                                      ==========   =======     =========

15.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT DATA

         The Company's wholly-owned subsidiary, Cherokee Communications, Inc. ("Cherokee") which was acquired January 1, 1997, is a guarantor of the $125,000 12% Senior Notes, due 2006. The following are the condensed consolidating financial statements of PhoneTel and Cherokee as of December 31, 1997, and for the year ended December 31, 1997.

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Balance Sheet, at December 31, 1997


                                              PhoneTel     Cherokee(a)  Eliminations       Consolidated
                                              --------     -----------  ------------       ------------
Current assets                               $ 14,939         $  8,830             -            $ 23,769
Property and equipment, net                    23,965            6,144             -              30,109
Intangible assets, net                         72,837           42,770             -             115,607
Other non-current assets                       58,870            6,700      ($65,229)                341
                                          -----------     ------------     ---------      --------------
Total                                        $170,611         $ 64,444      ($65,229)           $169,826
                                          ===========     ============     =========      ==============


Current liabilities                          $  6,634      $     9,296                           $15,930
Inter-company debt                                  -           65,229     ( $65,229)                  -
Long-term debt and capital leases             149,408              814             -             150,222
14% Preferred stock                             7,716                -             -               7,716
Other equity                                    6,853          (10,895)            -              (4,042)
                                          -----------     ------------     ---------      --------------
Total                                        $170,611      $    64,444      ($65,229)            $169,826
                                          ===========     ============     =========      ==============


Income Statement, for the year ended December 31, 1997

Total revenues                               $ 75,335      $    34,309             -            $109,644
Operating expenses                             79,539           37,307             -             116,846
                                          -----------     ------------     ---------      --------------
Income (loss) from operations                  (4,204)          (2,998)            -              (7,202)
                                                    -
Other income (expense), net                    (8,155)          (7,897)            -             (16,052)
                                          -----------     ------------     ---------      --------------
Net income (loss)                            ($12,359)        ($10,895)            -            ($23,254)
                                          ===========     ============     =========      ==============


      (a) The Cherokee separate financial statement data reflects the push down of the Company's debt, related interest expense and allocable debt issue costs associated with the Company's acquisition of Cherokee.

16.  QUARTERLY RESULTS (UNAUDITED)

         The following is a summary of unaudited results of operations for the years ended December 31, 1996 and 1997:


Quarter
Ended 1997                         March 31        June 30      September 30   December 31
----------                         --------        -------      ------------   -----------

Revenues                            $27,658        $27,721         $27,651     $26,614
Net loss                             (1,148)        (1,304)        (13,450)     (7,352)
Net loss per common share              (.09)          (.09)           (.85)       (.47)

Quarter
Ended 1996
----------
Revenues                            $ 6,607        $10,200         $11,510     $16,487
Loss before
  extraordinary item                 (6,795)        (2,985)         (3,200)     (3,592)
Net Loss                             (6,972)        (3,076)         (3,200)    (13,401)
Loss per common share before
  extraordinary item                  (2.99)          (.74)           (.58)       (.42)
Net Loss per common share             (3.05)          (.76)           (.58)      (1.50)

         Loss per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis. During the third quarter of 1997, the net loss increased by approximately $2,361 ($0.15 per share) due to changes in prior quarter amounts reported for dial-around compensation. Of this amount, $965 relating to the first quarter and $1,001 relating to the second quarter of 1997 have been reclassified as reductions in third quarter revenues to conform to the presentation used for annual financial reporting purposes (Note 4). The Company also recorded a charge of $7,818 ($0.48 per share) in the third quarter of 1997 for the cost of terminating a proposed acquisition (Note 3).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PHONETEL TECHNOLOGIES, INC.


March 31, 1998                               By:   /s/ Peter G. Graf
                                             -----------------------
                                                      Peter G. Graf
                                                      Chairman of the Board and
                                                      Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                            Title                             Date
----                            -----                             ----


 /s/ Peter G. Graf              Chairman of the Board,            March 31, 1998
----------------------------    Chief Executive Officer,
Peter G. Graf                   and Director



 /s/ Richard Kebert             Chief Financial Officer and       Match 31, 1998
----------------------------    Treasurer
Richard Kebert


 /s/ Joseph Abrams              Director                          March 31, 1998
----------------------------
Joseph Abrams


 /s/ George Henry               Director                          March 31, 1998
----------------------------
George Henry


 /s/ Aron Katzman               Director                          March 31, 1998
----------------------------
Aron Katzman


 /s/ Steven Richman             Director                          March 31, 1998
----------------------------
Steven Richman

                                  EXHIBIT INDEX
                                  -------------

10.86 Third Supplemental Indenture, dated as of December 30, 1997, supplementing the Indenture, dated as of December 18, 1996, as supplemented by the First Supplemental Indenture, dated as of January 3, 1997, and the Second Supplemental Indenture, dated as of May 29, 1997, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes due 2006.

10.87 First Amendment to Credit Agreement, dated as of February 24, 1998, amending the $75,000,000 Credit Agreement dated as of May 30, 1997, among PhoneTel Technologies, Inc. as the Borrower, various Lenders and ING (U.S.) Capital Corporation, as Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders.

21.1     Subsidiaries of PhoneTel Technologies, Inc.

27.1     Financial Data Schedule for the Year Ended December 31, 1997

27.2     Financial Data Schedule for the Year Ended December 31, 1996

27.3     Financial Data Schedule for the Year Ended December 31, 1995

  99     Financial Statement Schedule - Valuation and Qualifying Accounts