Form 10-K405/A
period 1997-12-31
PHONETEL TECHNOLOGIES INC
filed 1998-04-23
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-K/A-1

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OHIO                                   34-1462198
                ----                                   ----------
   STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO   44114-1195
-------------------------------------------------------------------   ----------
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

         The undersigned registrant hereby amends the following items and exhibits of its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto.



      COVER PAGE....................................................PAGE 1



      PART IV

               ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                        AND REPORTS ON FORM 8-K ....................PAGES 3-10


      SIGNATURE(S)..................................................PAGE 11


      EXHIBIT INDEX.................................................PAGE 12


      EXHIBIT NO. 10.89.............................................PAGES 13-18

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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


2.       FINANCIAL STATEMENT SCHEDULES

         The Financial Statement Schedules required to be filed herewith are set forth in Exhibit 27 and Exhibit 99.

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

10.79 Asset Purchase Agreement dated January 13, 1997, among PhoneTel Technologies, Inc., an Ohio Corporation, Texas Coinphone, a Texas general partnership, Pete W. Catalena and Dennis H. Goehring. (17)*

10.80 Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and Communications Central Inc. dated as of March 14, 1997. (19)*

10.81 First Supplemental Indenture, dated as of January 3, 1997, supplementing the Indenture, Dated as of December 18, 1996, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes Due 2006. (20)*

10.82 Second Supplemental Indenture, dated as of May 29, 1997, supplementing the Indenture, Dated as of December 18, 1996, as supplemented by the First Supplemental Indenture dated as of January 3, 1997, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes Due 2006. (20)*

10.83 First Amendment to Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and Communications Central Inc. dated as of May 15, 1997. (20)*

10.84 $75,000,000 Credit Agreement dated as of May 30, 1997 among PhoneTel Technologies, Inc., as the Borrower, Various Lenders and ING (U.S.) Capital Corporation, as the Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders. (20)*

10.85 Settlement Agreement as of August 8, 1997 together with the Release and Termination of escrow agent between PhoneTel Technologies, Inc. and Bill
       H. Bailey, Jr. and J. Bruce Duty, as duly authorized agents on behalf of Bill H. Bailey, Jr., Edward L. Marshall, Jerry T. Beddow, C. Nelson Trimble, Berthel Fisher & Company Investments, Inc., Capital Southwest Corporation, Capital Southwest Venture Corporation, and Bank One Capital Partners, L.P., and Comerica Bank-Texas as escrow agent. (21)*


10.86 Third Supplemental Indenture, dated as of December 30, 1997, supplementing the Indenture, dated as of December 18, 1996, as supplemented by the First Supplemental Indenture, dated as of January 3, 1997, and the Second Supplemental Indenture, dated as of May 29, 1997, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on
       Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes due 2006. (23)*

10.87 First Amendment to Credit Agreement, dated as of February 24, 1998, amending the $75,000,000 Credit Agreement dated as of May 30, 1997 among PhoneTel Technologies, Inc. as the Borrower, Various Lenders and ING (U.S.) Capital Corporation, as Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders. (23) *

10.88  PhoneTel Technologies, Inc. 1997 Stock Incentive Plan (22) *

10.89 Second Amendment to Credit Agreement and Waiver, dated as of March 31, 1998, amending the $75,000,000 Credit Agreement dated as of May 30, 1997 among PhoneTel Technologies, Inc. as the Borrower, various Lenders and ING (U.S.) Capital Corporation, as Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders.

21.1   Subsidiaries of PhoneTel Technologies, Inc. (23) *

27.1   Financial Data Schedule for the Year Ended December 31, 1997 (23) *

27.2   Financial Data Schedule for the Year Ended December 31, 1996 (23) *

27.3   Financial Data Schedule for the Year Ended December 31, 1995 (23) *

99     Financial Statement Schedule - Valuation and Qualifying Accounts (23) *

----------------
*      Previously filed.

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

(22) Incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

(23) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.

(B)    REPORT ON FORM 8-K

       The Company filed a report on Form 8-K on October 21, 1997, reporting under Item 5 of the Form 8-K.

(C)    EXHIBITS

       The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)3 for a list of Exhibits hereto.

(D)    FINANCIAL STATEMENT SCHEDULE

       The Financial Statement Schedules to this Form 10-K are set forth as Exhibits 27.1, 27.2, 27.3, and 99.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PHONETEL TECHNOLOGIES, INC.



       April 22, 1997                             By:  /s/ Peter G. Graf
                                                     --------------------------
                                                  Peter G. Graf
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                  EXHIBIT INDEX
                                  -------------

10.89 Second Amendment to Credit Agreement and Waiver, dated as of March 31, 1998, amending the $75,000,000 Credit Agreement dated as of May 30, 1997, among PhoneTel Technologies, Inc. as the Borrower, various Lenders and ING (U.S.) Capital Corporation, as Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders.


------------------