Form 10-Q
period 1998-03-31
PHONETEL TECHNOLOGIES INC
filed 1998-05-15
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                                   (Mark One)
            [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                 --------------

            [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE TRANSITION PERIOD FROM_____ TO_____.

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           OHIO                                           34-1462198
           ----                                           ----------
(STATE OF OTHER JURISDICTION                         (I.R.S.   EMPLOYER
OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE,       44114-1195
----------------------------------------------------      ----------
CLEVELAND, OHIO                                           (ZIP CODE)
---------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (216) 241-2555
                                 --------------

                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X No   __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF MAY 8, 1998, 16,551,507 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


                                      INDEX

                                                                                                           Page No.

PART I.  FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Consolidated Balance Sheets as of December 31, 1997
                                 and March 31, 1998...............................................................3

                             Consolidated Statements of Operations for the Three
                                 Months Ended March 31, 1997 and 1998.............................................4

                             Statements of Changes in Mandatorily Redeemable Preferred
                                 Stock as of December 31, 1997 and March 31, 1998.................................5

                             Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
                                 Common Stock and Other Shareholders' Equity (Deficit) as of
                                 December 31, 1997 and March 31, 1998.............................................6

                             Consolidated Statements of Cash Flows for the Three
                                 Months Ended March 31, 1997 and 1998.............................................7

                             Notes to Consolidated Financial Statements...........................................8

                  Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations....................................14

PART II. OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K....................................................19

Signatures.......................................................................................................20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                   (UNAUDITED)
                                                                 DECEMBER 31         MARCH 31
                                                                     1997              1998
                                                                 -----------       -----------
ASSETS
Current assets:
     Cash                                                         $   6,519         $   5,023
     Accounts receivable, net of allowance for doubtful
        accounts of $507 and $548, respectively                      16,278            18,403
     Other current assets                                               972             1,342
                                                                  ---------         ---------
                  Total current assets                               23,769            24,768

Property and equipment, net                                          30,109            29,021
Intangible assets, net                                              115,607           112,218
Other assets                                                            341               478
                                                                  ---------         ---------
                                                                  $ 169,826         $ 166,485
                                                                  =========         =========
LIABILITIES AND  EQUITY
Current liabilities:
     Current portion:
         Long-term debt                                           $     544         $     432
         Obligation under capital leases                                 92                71
     Accounts payable                                                 8,768             7,644
     Accrued expenses:
         Location commissions                                         3,142             1,822
         Personal property and sales tax                              1,927             2,487
         Interest                                                       991             4,500
         Salaries, wages and benefits                                   466               698
         Other                                                         --                 160
                                                                  ---------         ---------
                  Total current liabilities                          15,930            17,814

Long-term debt                                                      150,203           153,112
Obligations under capital leases                                         19                10
Commitments and contingencies                                          --                --

14% cumulative preferred stock mandatorily redeemable
     (redemption amount $8,579 due June 30, 2000)                     7,716             8,044

Non-mandatorily redeemable preferred stock,
     common stock and other shareholders' equity (deficit)           (4,042)          (12,495)
                                                                  ---------         ---------
                                                                  $ 169,826         $ 166,485
                                                                  =========         =========


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                  (UNAUDITED)
                                                                          THREE MONTHS ENDED MARCH 31
                                                                          1997                   1998
                                                                       ----------             ----------
REVENUES:
   Coin calls                                                          $   14,127             $   13,188
   Non-coin telecommunication services                                     13,211                 10,905
   Other                                                                      320                     30
                                                                       ----------             ----------
                                                                           27,658                 24,123
                                                                       ----------             ----------
COSTS AND EXPENSES:
   Line and transmission charges                                            6,179                  6,916
   Telecommunication and validation fees                                    2,846                  2,714
   Location commissions                                                     3,169                  3,150
   Field operations                                                         5,699                  5,530
   Selling, general and administrative                                      2,096                  3,074
   Depreciation and amortization                                            5,296                  6,306
   Other unusual charges and contractual settlements                            -                    143
                                                                       ----------             ----------
                                                                           25,285                 27,833
                                                                       ----------             ----------
Income (loss) from operations                                               2,373                 (3,710)
                                                                       ----------             ----------
OTHER INCOME (EXPENSE):
   Interest expense                                                        (3,800)                (4,479)
   Interest income                                                            279                     37
                                                                       ----------             ----------
                                                                           (3,521)                (4,442)
                                                                       ----------             ----------
NET LOSS                                                                  ($1,148)               ($8,152)
                                                                       ==========             ==========
Earnings per share calculation:
   Preferred dividend payable in kind                                        (147)                   (97)
   Accretion of 14% Preferred to its redemption value                         (50)                  (231)
                                                                       ----------             ----------
Net loss applicable to common shareholders                                ($1,345)               ($8,480)
                                                                       ==========             ==========
Net loss per common share                                                  ($0.09)                ($0.51)
                                                                       ==========             ==========
Weighted average number of shares                                      15,525,902             16,535,846
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

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                        (UNAUDITED)
                                                           YEAR ENDED                THREE MONTHS ENDED
                                                        DECEMBER 31, 1997              MARCH 31, 1998
                                                     ----------------------        ----------------------
                                                     SHARES         AMOUNT         SHARES         AMOUNT
                                                     -------        -------        -------        -------
14 % CUMULATIVE REDEEMABLE
     CONVERTIBLE PREFERRED STOCK
     Balance at beginning of year                    120,387        $ 6,708        138,147        $ 7,716
     Dividends payable-in-kind                        17,760            514          4,835             97
     Accretion of carrying value to amount
       payable at redemption on June 30, 2000           --              494           --              231

Total Mandatorily Redeemable
                                                     -------        -------        -------        -------
       Preferred Stock                               138,147        $ 7,716        142,982        $ 8,044
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

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
       COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                      (UNAUDITED)
                                                             YEAR ENDED                           THREE MONTHS ENDED
                                                         DECEMBER 31, 1997                          MARCH 31, 1998
                                                 ---------------------------------         --------------------------------
                                                    SHARES               AMOUNT               SHARES              AMOUNT
                                                 ------------         ------------         ------------        ------------
SERIES A SPECIAL CONVERTIBLE
  PREFERRED STOCK
  Balance at beginning of year                           --                   --                   --                  --
  Exercise of warrants                                 12,500         $          3                 --                  --
  Conversion to common stock                          (12,500)                  (3)                --                  --
                                                 ------------         ------------         ------------        ------------
  Balance at end of period                               --                    --                  --                   --
                                                 ============         ------------         ============        ------------
COMMON STOCK
  Balance at beginning of year                     14,488,828                  145           16,360,829        $        164
  Company Equity Offering                           1,012,500                   10                 --                  --
  Exercise of warrants and options                    409,754                    4              190,678                   2
  Conversion of Series A Preferred                    250,000                    3                 --                  --
  Other issuances of stock                            199,747                    2                 --                  --
                                                 ------------         ------------         ------------        ------------
  Balance at end of period                         16,360,829                  164           16,551,507                 166
                                                 ============         ------------         ============        ------------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year                                              59,104                                   62,600
  Company Equity Offering                                                    2,815                                     --
  Exercise of warrants and options                                             101                                       25
  Other issuances of stock                                                     580                                     --
                                                                      ------------                             ------------
  Balance at end of period                                                  62,600                                   62,625
                                                                      ------------                             ------------
ACCUMULATED DEFICIT
  Balance at beginning of year                                             (42,544)                                 (66,806)
  Net loss for the period                                                  (23,254)                                  (8,152)
  14% Preferred dividends payable-in-kind
   and accretion                                                            (1,008)                                    (328)
                                                                      ------------                             ------------
  Balance at end of period                                                 (66,806)                                 (75,286)
                                                                      ------------                             ------------
Total Non-mandatorily Redeemable
  Preferred Stock, Common Stock and
  Other Shareholders' Equity (Deficit)                                $     (4,042)                            $    (12,495)
                                                                      ============                             ============





   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                  (UNAUDITED)
                                                                                         THREE MONTHS ENDED MARCH 31
                                                                                            1997             1998
                                                                                          --------         --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net loss                                                                             $ (1,148)        $ (8,152)
     Adjustments to reconcile net loss to net cash flow from operating activities:
         Depreciation and amortization                                                       5,296            6,306
         Increase in allowance for doubtful accounts                                           243              239
         Amortization of deferred revenues                                                    (300)            --
         Changes in current assets and current liabilities,
             net of assets acquired                                                         (3,948)            (716)
                                                                                          --------         --------
                                                                                               143           (2,323)
                                                                                          --------         --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisitions                                                                          (26,148)            --
     Acquisition deposits                                                                  (11,000)            --
     Deferred charges on pending acquisitions                                                  (41)            --
     Deferred charges - commissions and signing bonuses                                       (426)            (146)
     Proceeds from sale of assets                                                             --                 27
     Change in other assets                                                                     (2)            (142)
     Purchases of property and equipment                                                      (983)            (904)
                                                                                          --------         --------
                                                                                           (38,600)          (1,165)
                                                                                          --------         --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from debt issuances                                                               69            3,090
     Principal payments on borrowings                                                         (600)            (324)
     Proceeds from issuance of common stock                                                  2,825             --
     Debt financing costs                                                                     (812)            (801)
     Proceeds from warrant and option exercises                                                  5               27
                                                                                          --------         --------
                                                                                             1,487            1,992
                                                                                          --------         --------
Decrease  in cash                                                                          (36,970)          (1,496)
Cash at beginning of period                                                                 46,438            6,519
                                                                                          --------         --------
Cash at end of period                                                                     $  9,468         $  5,023
                                                                                          ========         ========











   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1998
(IN THOUSANDS OF DOLLARS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE, SHARE AND PER SHARE AMOUNTS)

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain amounts relating to 1997 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders' equity (deficit) or net loss as previously reported.

2.    ACQUISITIONS AND MERGERS

     TERMINATION OF PROPOSED ACQUISITION

         On March 14, 1997, PhoneTel entered into an Agreement and Plan of Merger (the "merger agreement") to acquire Communications Central Inc. ("CCI"), pursuant to which on March 20, 1997 a wholly-owned subsidiary of PhoneTel commenced a tender offer (the "Offer") for all of the outstanding shares of common stock of CCI ("CCI Shares") at $12.85 per share in cash. The Offer expired on August 20, 1997. No CCI Shares were purchased and all CCI Shares tendered and not properly withdrawn at the time of expiration were returned by the depository. On August 21, 1997, PhoneTel announced that the Merger Agreement had been terminated and in connection therewith forfeited a $6,000 deposit that had been paid to CCI. The Company recorded a charge of $7,818 relating to the transaction, including the forfeited deposit and $1,818 in professional fees and related expenses in the third quarter of 1997. In the first quarter of 1997, the Company paid $5,000 of the $6,000 in acquisition deposits related to this transaction.

Acquisitions completed during the year ended December 31, 1997:

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

    CHEROKEE COMMUNICATIONS, INC. - JANUARY 1, 1997 ("CHEROKEE")

         The Company acquired 13,131 public pay telephones for a purchase price consisting of: $53,953; $1,250 for non-competition agreements; $4,174 for acquired outstanding accounts receivable, prepaid expenses, deposits and coin in the installed pay telephones; and the assumption of $5,443 in liabilities. Additionally, the Company incurred approximately $1,656 in acquisition related expenses. At March 31, 1997, $6,000 of contingent consideration was included in acquisition deposits in the consolidated balance sheets.


         PURCHASE PRICE ACCOUNTING

         The above transactions have been accounted for as purchases and have been included in the results of operations from the respective dates of acquisition. The difference between the total purchase price and the current assets and liabilities assumed has been allocated to property and equipment, location contracts and non-compete agreements based on the relative fair values. Fair values of location contracts are determined using discounted cash flows over the remaining estimated economic lives of the acquired location contracts. The amount of the location contracts and non-competition agreements recorded for each acquisition and the estimated economic life of the acquired location contracts are as follows: London $8,608, 102 months; Advance $2,313, 120 months; American $2,763, 103 months; Coinlink $838, 103 months; RSM $956, 100 months; Americom $243, 120 months; Texas Coinphone $3,097, 101 months; Cherokee $53,103, 113 months. Acquired property and equipment is depreciated over three to five years.

         PRO FORMA FINANCIAL DATA (UNAUDITED)

         Set forth below is the Company's unaudited pro forma condensed statement of operations data as though the London, Advance, and American acquisitions had occurred at the beginning of 1997.

                                                           Pro Forma Statement of Operations Data
                                                              Three Months Ended March 31, 1997
                                                              ---------------------------------

             Total revenues                                                   $30,508
             Net loss                                                      (    1,548)
             Net loss applicable to
                common shareholders                                        (    1,746)
             Net loss per common share                                     (     0.11)

         The unaudited pro forma results above are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of 1997 or of future results. The pro forma statement of operations data includes adjustments related to the depreciation and amortization of tangible and intangible assets, interest expense on borrowings used to finance the acquisitions and the weighted average number of common shares outstanding after giving effect to the acquisitions and excludes the assets and results of operations not acquired.


3.       ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         At December 31, 1997 and March 31, 1998, accounts receivable included $12,938 and $16,109 respectively, arising from dial-around compensation. A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). Such receivables are received quarterly in arrears. For the three months ended March 31, 1997 and 1998, revenues from non-coin telecommunication services included $5,607 and $4,833 respectively, for dial-around compensation.

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

         Based on the FCC's tentative conclusions in the 1997 Payphone Order, in the third quarter of 1997 the Company adjusted the amount of dial-around compensation recorded in prior quarters from the initial $45.85 rate to $37.20 (131 calls per installed pay telephone per month). Included in this adjustment was a net charge of $965 for dial-around compensation relating to the first quarter of 1997. This adjustment amount was included in other unusual charges and contractual settlements in the third quarter of 1997.

         On March 9, 1998, the Common Carrier Bureau of the FCC issued a Memorandum Opinion and Order (the "Memorandum") which, among other things, granted a waiver of the time frame previously scheduled and established a timetable for local exchange carriers to implement a system for identifying dial-around calls placed from pay telephones ("ANI Identification"). This Memorandum reiterated the obligation of the IXCs to pay, by April 1, 1998, $0.284 per call based on the actual number of dial-around calls per pay telephone if such call data is available. In its Memorandum, the FCC recognized, given its waiver and extension of the time frame set for certain IXCs for the implementation of ANI Identification, that certain disputes between carriers and pay telephone providers were likely to arise about the true number of compensable calls. Therefore, the FCC identified the potential need for it to address true-up requirements for dial-around compensation in a subsequent order and clarified that the timing of the subsequent order in no way relieved or delayed the obligations of IXCs to pay compensation on April 1, 1998. In the first quarter of 1998, the Company has recorded revenues of $4,833 for dial-around compensation at a rate of $37.20 per installed pay telephone per month, based on 131 calls per month. As of May 15, 1998, the Company has received $1,570 of the $4,734 receivable relating to fourth quarter 1997 dial-around compensation.

         Certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. A number of parties filed a Motion to Stay the 1997 Payphone Order pending judicial review and requested expedited consideration and briefing schedule with the Court. The Court denied the Motion to Stay and granted the Motion for Expedited Consideration and Briefing Schedule. On May 7, 1998, the Court heard oral arguments on the appeals regarding the FCC's Payphone Order. On May 15, 1998 the Court of Appeals issued an opinion which remanded the Second Report and Order to the FCC for further consideration in order to justify that dial-around compensation should be based on the deregulated local coin rate. The Court of Appeals elected not to vacate the $0.284 per call rate on the understanding that if and when on remand the FCC establishes some different rate of fair compensation for dial-around calls, the FCC may adjust the dial-around compensation rate retroactively should the equities so dictate. Further, the Court stated that if, within 6 months from the date of issuance of their order, the FCC fails to adequately respond to the Court's remand, any adversely affected party may request effective relief from the Court.

    Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1998 is $37.20 per pay telephone per month based on $0.284 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $37.20 per pay telephone per month.

4.   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                              Estimated
                                                            Useful Lives          December 31           March 31
                                                             (in years)            1997                   1998
                                                             ----------            ----                   ----
       Telephones, boards, enclosures and cases                 3-10             $41,653                $   42,375
       Furniture, fixtures and other equipment                   3-5               3,063                     3,182
       Leasehold improvements                                    2-5                 424                       463
                                                                                 -------                ----------
                                                                                  45,140                    46,020
             Less - accumulated depreciation                                    ( 15,031)               (  16,999)
                                                                                --------                ---------
                                                                                 $30,109                $   29,021
                                                                                 =======                ==========

5.    INTANGIBLE ASSETS

       Intangible assets consisted of the following:


                                                         Amortization Period      December 31           March 31
                                                             (in months)           1997                   1998
                                                             -----------           ----                   ----
             Location contracts                              60-120           $    126,775           $     126,856
             Deferred financing costs                          120                  10,254                  11,055
             Non-competition agreements                       24-60                  3,731                   3,731
             State operating certifications                    60                      567                     571
                                                                              ------------           -------------
                                                                                   141,327                 142,213
             Less: Accumulated amortization                                   (    25,720)           (     29,995)
                                                                              -----------            ------------
                                                                              $    115,607           $     112,218
                                                                              ============           =============

6.   AMENDMENTS TO CREDIT AGREEMENT

     On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders which were or may, thereafter, become parties thereto (collectively referred to as the "Lenders"). ING (U.S.) Capital Corporation ("ING") was Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation were Co-Agents for the Lenders. ING is a significant shareholder of the Company's common equity. The Credit Agreement provided a $75,000 commitment of which $60,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000 was to be utilized for general working capital requirements. Borrowings accrue interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement matures on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral. The Company borrowed $17,700 under the Expansion Loan Commitment to complete the acquisitions of Advance, American, and London and to pay related acquisition and credit facility fees. The Company also borrowed $7,300 of the Revolving Credit Commitment for interest payments due under the $125,000 12% Senior Notes and for general working capital purposes. Subsequent to the September 16, 1997 Court ruling which vacated dial-around compensation (see Note 3), and pursuant to certain terms of the Credit Agreement, the agent gave notice to the Company that it was prohibited from making additional borrowings under the Credit Agreement, without prior approval from the Lenders.

     The Credit Agreement includes covenants which, among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limit incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

     On February 24, 1998, the Credit Agreement was amended to increase the Revolving Credit Commitment to $20,000 and to decrease the Expansion Loan Commitment to $55,000 (the "First Amendment"). The amount available for letters of credit under the working capital commitment was reduced from $5,000 to $3,000 and certain of the covenants were amended. On February 24, 1998, the Company was permitted to borrow an additional $3,000 for working capital purposes under the Revolving Credit Commitment. On March 31, 1998, the Credit Agreement was further amended with respect to certain financial covenants (the "Second Amendment").

     On May 8, 1998, the Company amended the Credit Agreement (the "Third Amendment") and Foothill Capital Corporation, as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment the Revolving Credit Commitment is $20,000 and the Expansion Loan Commitment is $20,000. Interest is payable monthly in arrears at 2% above the Lender's reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement is extended to May 8, 2001. Certain financial covenants under the Credit Agreement were also amended. The Company incurred $668 in fees and expenses related to this amendment to the Credit Agreement which provides the Company with immediate access to approximately $12,000 to fund expansion and working capital needs.


7.   PREFERRED STOCK MANDATORILY REDEEMABLE

         Mandatorily redeemable preferred stock consisted of the following:
                                                                                   December 31              March 31
                                                                                    1997                   1998
                                                                                    ----                   ----
         14% Cumulative Redeemable Convertible Preferred Stock ($60 stated value
         - 200,000 shares authorized; 107,918 shares issued and outstanding, cumulative dividends issuable of 30,229 shares at December 31, 1997
         (valued at $851) and 35,064 shares at March 31, 1998, (valued at $947);
         mandatory redemption amount of $8,579 due June 30, 2000                  $  7,716              $    8,044

         The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the three months ended March 31, 1998, the carrying value of the 14% Preferred was increased by $231 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.



8. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

         Non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity (deficit) consisted of the following:

                                                                      December 31  March 31
                                                                           1997        1998
Series A Special Convertible Preferred Stock ($0.20 par value, $0.20 stated value - 250,000
  shares authorized; no shares issued)                                     --
Common Stock
  ($0.01 par value - 50,000,000 shares authorized; 16,360,829 and
  16,551,507 shares issued and outstanding at December 31, 1997 and
  March 31, 1998,
  respectively)                                                        $    164    $    166
Additional paid-in capital                                               62,600      62,625
Accumulated deficit                                                     (66,806)    (75,286)
                                                                       --------    --------
                                                                       $ (4,042)   $(12,495)
                                                                       ========    ========

         In January 1998, warrants for 190,678 shares of Common Stock (including 179,996 Nominal Value Warrants) were exercised by their holders. The Company received proceeds of $27 from the exercise of these warrants.

9.   CONTINGENCIES

         The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management's opinion, all such outstanding matters of which the Company has knowledge, have been reflected in the financial statements and are covered by insurance or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         On September 5, 1997, a complaint against the Company was filed in the Common Pleas Court of Cuyahoga County, Ohio by Infosystems Resources, Inc. alleging breach of contract, tortious interference with contract and conversion of trade secrets. The suit involves a dispute regarding commissions payable under an operator services agreement. Each of the four counts included a prayer for damages in the amount to $260,161 and three of the counts included requests for $10,000 in punitive damages. An additional claim for injunctive relief also was included. On March 13, 1998, the Company filed a motion for sanctions including dismissal. The court has not ruled on that motion. Management intends to vigorously contest the allegations set forth in the complaint, believes the allegations contained therein are without merit and is of the opinion that this suit will not have a materially adverse effect on the business, financial condition or results of operations of the Company.

10.  CONDENSED CONSOLIDATING FINANCIAL STATEMENT DATA

         The Company's wholly-owned subsidiary, Cherokee Communications, Inc. ("Cherokee") which was acquired January 1, 1997, is a guarantor of the $125,000 12% Senior Notes, due 2006. The following are the condensed consolidating financial statements of PhoneTel and Cherokee as of March 31, 1998, and for the quarter ended March 31, 1998.

Condensed Consolidating Financial Statements


Balance Sheet, at March 31, 1998

                                           PhoneTel       Cherokee(a)     Eliminations    Consolidated
Current assets                            $    15,938     $      8,830             -      $       24,768
Property and equipment, net                    23,268            5,753             -              29,021
Intangible assets, net                         70,917           41,301             -             112,218
Other non-current assets                       59,007            6,700     ($ 65,229)                478
                                          -----------     ------------     ----------     --------------
Total                                     $   169,130     $     62,584     ($ 65,229)     $      166,485
                                          ===========     ============     =========      ==============



Current liabilities                       $     7,922     $      9,892             -      $       17,814
Inter-company debt                                  -           65,229     ($65,229)                   -
Long-term debt and capital leases             152,308              814             -             153,122
14% Preferred stock                             8,044                -             -               8,044
Other equity (deficit)                            856     (     13,351)            -      (       12,495)
                                          -----------     ------------     ---------      --------------
Total                                     $   169,130     $     62,584     ($65,229)     $      166,485
                                          ===========     ============     =========      ==============

Statement of Operations, for the quarter ended March 31, 1998

Total revenues                            $    14,759     $      9,364             -      $       24,123
Operating expenses                             18,019            9,814             -              27,833
                                          -----------     ------------     ---------      --------------
Loss from operations                      (     3,260)    (        450)            -      (        3,710)
Other income (expense), net               (     2,436)    (      2,006)            -      (        4,442)
                                          -----------     ------------     ---------      --------------
Net loss                                  ($    5,696)    ($     2,456)            -      ($       8,152)
                                          ===========     ============     =========      ==============


         (a) The Cherokee separate financial statement data reflects the push down of the Company's debt, related interest expense and allocable debt issue costs associated with the Company's acquisition of Cherokee.

11.   FINANCIAL CONDITION

         The Company's working capital, liquidity and capital sources may be limited by its ability to generate sufficient cash flows from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources. There can be no assurance that coin revenues will increase, that revenues from dial-around compensation will continue at rates anticipated and be received by the Company in the amounts recorded as receivables, or that operating expenses can be maintained at present or reduced levels. To the extent that cash flows from operating activities or amounts available to be borrowed under the Credit Agreement are insufficient to meet the Company's cash needs, there can be no assurance that the Company's debt holders will permit or that the Company can obtain additional financing to meet its debt service and other cash requirements. In the event the Company fails to meet its debt service, such debt could become immediately due and payable.

         Management believes, but cannot assure, that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation) or from additional financing will allow the Company to sustain its operations and meet its obligations through the remainder of 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS OF DOLLARS EXCEPT FOR PUBLIC PAY TELEPHONES, PER CALL, SHARE AND PER SHARE AMOUNTS)

         As described in Note 2 to the consolidated financial statements, the Company completed various acquisitions during the first and second quarters of 1997. In the third quarter of 1997, the Company also terminated its merger agreement to acquire Communications Central Inc. The completed acquisitions were accounted for as purchases and have been included in the results of operations from their respective acquisition dates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         REVENUES Revenues decreased by $3,535 or 12.8%, from $27,658 for the first three months of 1997 to $24,123 for the first three months of 1998. This decrease is primarily due to a decline in call volume, offset in part by the increase in the local coin call rate from $0.25 to $0.35, and the decrease in the dial-around compensation rate as discussed below. The number of installed pay telephones increased from 40,829 at March 31, 1997 to 43,069 at March 31, 1998, an increase of 2,240 or 5.5%, principally due to acquisitions during the second quarter of 1997.

         Revenues from coin calls decreased by $939 or 6.6%, from $14,127 for the three months ended March 31, 1997 to $13,188 for the three months ended March 31, 1998. The decrease is due primarily to a decline in the number of local coin calls which represents approximately 70% of total coin revenue. During the fourth quarter of 1997, the Company increased its local coin call rate from $0.25 to $0.35 and, as initially expected, experienced a reduction in call volume. Historically, call volumes have returned to normal levels following rate increases. However, there can be no assurance that coin call volumes will return to prior levels or that coin revenue per phone will increase beyond historical levels. To a lesser extent, coin revenues have been adversely affected by changes in customer and geographic mix and weather conditions in the first quarter of 1998.

         Revenues from non-coin telecommunication services decreased by $2,306 or 17.5% from $13,211 for the three months ended March 31, 1997 to $10,905 for the three months ended March 31, 1998. Of this decrease, long distance revenues from operator service providers decreased by $1,531 principally due to continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation. In addition, revenues from dial-around compensation decreased by $775 compared to the first quarter of 1997, due to regulatory changes effective in October 1997. Among other things, these changes reduced the rate of compensation for dial-around calls from $45.85 per installed pay telephones per month to a per call rate of $0.284. The Company recognizes dial-around compensation at $37.20 per pay telephone per month based on an estimated 131 calls for each phone per month. In the third quarter of 1997, the Company recorded an adjustment of $2,361 to reduce dial-around compensation previously recognized as a result of this regulatory change. Of this amount, $965 related to the first quarter of 1997.


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

         Based on the FCC's tentative conclusions in the 1997 Payphone Order, in the third quarter of 1997 the Company adjusted the amount of dial-around compensation recorded in prior quarters from the initial $45.85 rate to $37.20 (131 calls per installed pay telephone per month). Included in this adjustment was a net charge of $965 for dial-around compensation relating to the first quarter of 1997. This adjustment amount was included in other unusual charges and contractual settlements in the third quarter of 1997.

         On March 9, 1998, the Common Carrier Bureau of the FCC issued a Memorandum Opinion and Order (the "Memorandum") which, among other things, granted a waiver of the time frame previously scheduled and established a timetable for local exchange carriers to implement a system for identifying dial-around calls placed from pay telephones ("ANI Identification"). This Memorandum reiterated the obligation of the IXCs to pay, by April 1, 1998, $0.284 per call based on the actual number of dial-around calls per pay telephone if such call data is available. In its Memorandum, the FCC recognized, given its waiver and extension of the time frame set for certain IXCs for the implementation of ANI Identification, that certain disputes between carriers and pay telephone providers were likely to arise about the true number of compensable calls. Therefore, the FCC identified the potential need for it to address true-up requirements for dial-around compensation in a subsequent order and clarified that the timing of the subsequent order in no way relieved or delayed the obligations of IXCs to pay compensation on April 1, 1998. In the first quarter of 1998, the Company has recorded revenues of $4,833 for dial-around compensation at a rate of $37.20 per installed pay telephone per month, based on 131 calls per month. As of May 14, 1998, the Company has received $1,570 of the $4,734 receivable relating to fourth quarter 1997 dial-around compensation.

         Certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. A number of parties filed a Motion to Stay the 1997 Payphone Order pending judicial review and requested expedited consideration and briefing schedule with the Court. The Court denied the Motion to Stay and granted the Motion for Expedited Consideration and Briefing Schedule. On May 7, 1998, the Court heard oral arguments on the appeals regarding the FCC's Payphone Order. On May 15, 1998, the Court of Appeals issued an opinion which remanded the Second Report and Order to the FCC for further consideration in order to justify that dial-around compensation should be based on the deregulated local coin rate. The Court of Appeals, elected not to vacate the $0.284 per call rate on the understanding that if and when on remand the FCC establishes some different rate of fair compensation for dial-around calls, the FCC may adjust the dial-around compensation rate retroactively should the equities so dictate. Further, the Court stated that if, within 6 months from the date of issuance of their order, the FCC fails to adequately respond to the Court's remand, any adversely affected party may request effective relief from the Court.

    Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1998 is $37.20 per pay telephone per month based on $0.284 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $37.20 per pay telephone per month.

         Other revenues decreased $290 from $320 for the three months ended March 31, 1997 to $30 for the three months ended March 31, 1998. This decrease was primarily the result of the amortization of a deferred operator services bonus received in 1996.

OPERATING EXPENSES. Total operating expenses increased $2,548, or 10.1%, from $25,285 for the three months ended March 31, 1997 to $27,833 for the three months ended March 31, 1998. The increase was due to increases in line and transmission charges, location commissions, selling, general and administrative expenses ("SG&A expense"), and depreciation and amortization due in part to the increase in the number of installed pay telephones and personnel relating to acquisitions in the first and second quarters of 1997.

         Line and transmission charges increased $737, or 11.9%, from $6,179 for the three months ended March 31, 1997 to $6,916 for the three months ended March 31, 1998. Line and transmission charges represented 22.3% of total revenues for the three months ended March 31, 1997 and 28.7% of total revenues for the three months ended March 31, 1998, an increase of 6.4%. The dollar increase was due to the increase in the number of installed pay telephones and the increase in the average line and transmission charge per phone. The average line and transmission charge per phone increased due to the increased charges by local exchange carriers ("LECs") for end user common line charges, Preferred Interexchange Carrier charges ("PICC"), and to a more limited extent, state Universal Service Fund fees ("USF") passed through to users such as independent public pay telephone providers. The increase as a percentage of revenues also reflects the effect of the decrease in revenues discussed above.

         Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) decreased $132, or 4.6%, from $2,846 for the three months ended March 31, 1997 to $2,714 for the three months ended March 31, 1998. Telecommunication and validation fees represented 10.3% of total revenues for the three months ended March 31, 1997 and 11.3% for the three months ended March 31, 1998, an increase of 1.0%. The dollar decrease was primarily the result of the decrease in operator service revenues compared to the first quarter of 1997. The percentage increase was mostly due to changes in customer usage under operator service contracts which affect the overall cost percentage.

         Location commissions decreased $19, or 0.6%, from $3,169 for the three months ended March 31, 1997 to $3,150 for the three months ended March 31, 1998. Location commissions represented 11.5% of total revenues for the three months ended March 31, 1997 and 13.1% of total revenues for the three months ended March 31, 1998, an increase of 1.6%. The dollar and percentage decreases are due to the reduction in revenues in the first quarter of 1998 offset by increases in commission rates necessary to meet competition for new customers and in renewing contracts with existing customers.

         Field operations (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones), decreased $169, or 3.0%, from $5,699 for the three months ended March 31, 1997 to $5,530 for the three months ended March 31, 1998. Field operations represented 20.6% of total revenues for the three months ended March 31, 1997 and 22.9% of total revenues for the three months ended March 31, 1998. The dollar decrease in 1998 compared to 1997 was primarily due to the higher repair and servicing costs of installed pay telephones from acquired companies during the first quarter of 1997 and the reduction or transfer of technical support and other personnel at the Company's Jacksonville, Texas (former Cherokee headquarters) local service facility to the Company's Cleveland, Ohio headquarters, offset in part by an increase in service vehicle costs. The percentage increase was a result of the lower revenues during the first quarter of 1998.

         Selling, general and administrative ("SG&A") expenses increased $978, or 46.7%, from $2,096 for the three months ended March 31, 1997 to $3,074 for the three months ended March 31, 1998. SG&A represented 7.6% of total revenues for the three months ended March 31, 1997 and 12.7% of total revenues for the three months ended March 31, 1998, an increase of 5.1%. The dollar and percentage increases were primarily due to an expansion of the sales force, the transfer of technical support and other personnel from the Company's Jacksonville, Texas local service facility to the Company's headquarters, and increases in telephone, insurance and other costs associated with acquisitions in the second quarter of 1997.

         Depreciation and amortization increased $1,010, or 19.1%, from $5,296 for the three months ended March 31, 1997 to $6,306 for the three months ended March 31, 1998. Depreciation and amortization represented 19.1% of total revenues for the three months ended March 31, 1997 and 26.1% of total revenues for the three months ended March 31, 1998, an increase of 7.0%. The dollar and percentage increases were primarily due to the Company's acquisitions and expansion of its public pay telephone base and the reduction in total revenues.

         Other unusual charges and contractual settlements were $143 in the three months ended March 31, 1998 and consisted primarily of legal and professional fees relating to non-recurring litigation and contractual matters.

         OTHER INCOME (EXPENSE). Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $679, or 17.9%, from $3,800 for the three months ended March 31, 1997 to $4,479 for the three months ended March 31, 1998. Interest expense represented 13.7% of total revenues for the three months ended March 31, 1997 and 18.6% of total revenues for the three months ended March 31, 1998, an increase of 4.9%. The dollars and percentage increases were a result of the additional borrowings under the Company's Credit Agreement for acquisitions in the second quarter of 1997 and for working capital purposes. Interest income for the first quarter of 1998 decreased $242 due to the utilization of acquisition deposits and excess operating cash invested in the first quarter of 1997.

         EBITDA. EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) decreased $4,930, or 64.3%, from $7,669 for the three months ended March 31, 1997 to $2,739 for the three months ended March 31, 1998. EBITDA represented 27.7% of total revenues for the three months ended March 31, 1997 and 11.4% of total revenues for the three months ended March 31, 1998, a decrease of 16.3%. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation), and the increases in line and transmission charges and SG&A expenses. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. The Company had working capital of $6,954 at March 31, 1998, compared to $7,839 at December 31, 1997, a decrease of $885, resulting from an increase in accrued interest, offset in part by changes in other current assets and liabilities. Net cash provided by (used in) operating activities during the three months ended March 31, 1997 and 1998 were $143 and ($2,323) respectively. Net cash used in operations resulted mainly from the increase in the net loss for the three months ended March 31, 1998, offset in part by higher non-cash charges for depreciation and amortization.

         Cash used in investing activities during the three months ended March 31, 1997 and 1998 were $38,600 and $1,165, respectively. Cash used in investing activities in the first quarter of 1997 consisted primarily of payments and deposits to acquire companies and purchases of property and equipment, offset by the release of the escrowed cash equivalents for the closing of the Cherokee acquisition. In the first quarter of 1998, cash used in investing activities consisted mainly of purchases of telephones and other property and equipment.

         Cash flows provided by financing activities during the three months ended March 31, 1997 and 1998 were $1,487 and $1,992, respectively, which in 1997 consisted primarily of the net proceeds from the exercise of the underwriters' overallotment pursuant to the Company equity offering completed on December 18, 1996, offset by additional debt offering expenses. Cash flows provided by financing activities during the three months ended March 31, 1998 consisted primarily of borrowings under the Company's Credit Agreement for capital expenditure and working capital purposes, offset by additional debt financing costs.

         On May 8, 1998 the Company's Credit Agreement was amended to provide, among other changes, immediate access to $12,000 for working capital needs and to fund expansion, an extension in the term to May 8, 2001, an increase of 0.5 percent in the interest rate, and modification of certain financial covenants.

         The Company's working capital, liquidity and capital sources may be limited by its ability to generate sufficient cash flows from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources. There can be no assurance that coin revenues will increase, that revenues from dial-around compensation will continue at rates anticipated and be received by the Company in the amounts recorded as receivables, or that operating expenses can be maintained at present or reduced levels. To the extent that cash flows from operating activities or amounts available to be borrowed under the Credit Agreement are insufficient to meet the Company's cash needs, there can be no assurance that the Company's debt holders will permit or that the Company can obtain additional financing to meet its debt service and other cash requirements. In the event the Company fails to meet its debt service, such debt could become immediately due and payable.

         Management believes, but cannot assure, that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation) or from additional financing will allow the Company to sustain its operations and meet its obligations through the remainder of 1998.



CAPITAL EXPENDITURES

         For the three months ended March 31, 1998, the Company had capital expenditures (exclusive of acquisitions) of $904, which were financed by cash flows from operations and proceeds from the Company's Credit Agreement. Capital expenditures are principally for replacement and expansion of the Company's installed public pay telephone base and include purchases of telephones, related equipment, site contracts, operating equipment and computer hardware.


SEASONALITY

       The seasonality of the Company's historical operating results has been affected by shifts in the geographic concentrations of its public pay telephones resulting from acquisitions and other changes to the Company's customer mix. Historically, first quarter revenues and related expenses have been lower than other quarters due to weather conditions that affect pay telephone useage.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements, other than historical facts, contained in this Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 1998 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; and (iii) increases in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits:

10.1 Third Amendment to Credit Agreement, dated as of May 8, 1998, between PhoneTel Technologies, Inc., as the Borrower, and Foothill Capital Corporation, as Replacement Agent and Lender, amending the Credit Agreement dated as of May 30, 1997, as amended, restated, supplemented, or otherwise modified from time to time, among PhoneTel Technologies, Inc., as the Borrower, Various Lenders and ING (U.S.) Capital Corporation, as the former Agent of the Lenders.

(27)     Financial Data Schedule

(b)      Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PHONETEL TECHNOLOGIES, INC.


May 15, 1998                      By: /s/ Peter G. Graf
                                  ----------------------------------
                                  Peter G. Graf
                                  Chairman of the Board and
                                  Chief Executive Officer


May 15, 1998                      By: /s/ Richard Kebert
                                  --------------------------------
                                  Richard Kebert
                                  Chief Financial Officer and
                                  Treasurer
                                  (Principal Financial Officer and
                                  Accounting Officer)