Form 10-Q
period 1998-06-30
PHONETEL TECHNOLOGIES INC
filed 1998-08-14
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ___________.

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 OHIO                                                        34-1462198
     (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO                                      44114-1195
-------------------------------------------------------------------                                      ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF AUGUST 7TH, 1998, 16,736,633 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    SIX AND THREE MONTHS ENDED JUNE 30, 1998


                                      INDEX


                                                                                                          Page No.


PART I.   FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Consolidated Balance Sheets as of December 31, 1997
                            and June 30, 1998................................................................3

                        Consolidated Statements of Operations for the Six and
                            Three Months Ended June 30, 1997 and 1998........................................4

                        Statements of Changes in Mandatorily Redeemable Preferred Stock
                            for the Year Ended December 31, 1997
                            and the Six Months Ended June 30, 1998...........................................5

                        Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
                            Common Stock and Other Shareholders' Equity (Deficit)
                            for the Year Ended December 31, 1997
                            and the Six Months Ended June 30, 1998...........................................6

                        Consolidated Statements of Cash Flows for the Six Months
                            Ended June 30, 1997 and 1998.....................................................7

                        Notes to Consolidated Financial Statements
                            for the Six and Three Months Ended June 30, 1998.................................8

             Item 2.    Management's Discussion and Analysis of
                            Financial Condition and Results of Operations...................................17


PART II.  OTHER INFORMATION


               Item 6.  Exhibits and Reports on Form 8-K....................................................23



Signatures..................................................................................................24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               (UNAUDITED)
                                                               DECEMBER 31      JUNE  30
                                                                 1997              1998
                                                             -----------       -----------
ASSETS
Current assets:
  Cash                                                            $6,519            $7,028
  Accounts receivable, net of allowance for doubtful
    accounts of $507 and $625, respectively                       16,278            19,386
  Other current assets                                               972             1,380
                                                             -----------       -----------
      Total current assets                                        23,769            27,794

Property and equipment, net                                       30,109            29,192
Intangible assets, net                                           115,607           108,919
Other assets                                                         341               531
                                                             -----------       -----------

                                                                $169,826          $166,436
                                                             ===========       ===========

LIABILITIES AND  EQUITY
Current liabilities:
  Current portion:
    Long-term debt                                                  $544              $335
    Obligation under capital leases                                   92                46
  Accounts payable                                                 8,768             9,351
  Accrued expenses:
    Location commissions                                           3,142             1,623
    Personal property and sales tax                                1,927             2,729
    Interest                                                         991             1,110
    Salaries, wages and benefits                                     466               723
    Other                                                              -               171
                                                             -----------       -----------
      Total current liabilities                                   15,930            16,088

Long-term debt                                                   150,203           163,606
Obligations under capital leases                                      19                 7
Commitments and contingencies                                          -                 -

14% cumulative preferred stock mandatorily redeemable
  (redemption amount $8,879 due June 30, 2000)                     7,716             8,385

Non-mandatorily redeemable preferred stock,
  common stock and other shareholders' equity (deficit)           (4,042)          (21,650)
                                                             -----------       -----------

                                                                $169,826          $166,436
                                                             ===========       ===========


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                    (UNAUDITED)                          (UNAUDITED)
                                                                 SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                      JUNE 30                              JUNE 30
                                                          ------------       ------------       ------------       ------------
                                                              1997               1998               1997               1998
                                                          ------------       ------------       ------------       ------------
REVENUES:
  Coin calls                                                   $28,142            $26,935            $14,015            $13,747
  Non-coin telecommunication services                           26,899             22,477             13,688             11,572
  Other                                                            338                 39                 18                  9
                                                          ------------       ------------       ------------       ------------
                                                                55,379             49,451             27,721             25,328
                                                          ------------       ------------       ------------       ------------
OPERATING EXPENSES:
  Line and transmission charges                                 11,833             14,632              5,654              7,716
  Telecommunication and validation fees                          5,936              5,856              3,090              3,142
  Location commissions                                           6,501              6,559              3,332              3,409
  Field operations                                              10,828             10,534              5,129              5,004
  Selling, general and administrative                            4,857              6,433              2,761              3,359
  Depreciation and amortization                                 10,553             12,662              5,257              6,356
  Other unusual charges and contractual settlements                  -                994                  -                851
                                                          ------------       ------------       ------------       ------------
                                                                50,508             57,670             25,223             29,837
                                                          ------------       ------------       ------------       ------------

Income (loss) from operations                                    4,871             (8,219)             2,498             (4,509)

OTHER INCOME (EXPENSE):
  Interest expense - related parties                              (152)            (1,036)              (152)              (320)
  Interest expense - others                                     (7,628)            (8,103)            (3,828)            (4,340)
  Interest income                                                  449                 74                170                 37
  Other                                                              8                236                  8                236
                                                          ------------       ------------       ------------       ------------
                                                                (7,323)            (8,829)            (3,802)            (4,387)
                                                          ------------       ------------       ------------       ------------

NET LOSS                                                       ($2,452)          ($17,048)           ($1,304)           ($8,896)
                                                          ============       ============       ============       ============


Earnings per share calculation:
Net loss                                                       ($2,452)          ($17,048)           ($1,304)           ($8,896)
  Preferred dividend payable in kind                              (278)              (213)              (131)              (116)
  Accretion of 14% Preferred to its redemption value              (114)              (456)               (64)              (225)
                                                          ------------       ------------       ------------       ------------

Net loss applicable to common shareholders                     ($2,844)          ($17,717)           ($1,499)           ($9,237)
                                                          ============       ============       ============       ============

Net loss per common share                                       ($0.18)            ($1.07)            ($0.09)            ($0.56)
                                                          ============       ============       ============       ============

Weighted average number of shares                           15,813,129         16,567,288         16,097,200         16,598,384
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

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                              (UNAUDITED)
                                                            YEAR ENDED                      SIX MONTHS ENDED
                                                         DECEMBER 31, 1997                   JUNE 30, 1998
                                                  ------------------------------      ------------------------------
                                                     SHARES            AMOUNT            SHARES            AMOUNT
                                                  ------------      ------------      ------------      ------------

14 % CUMULATIVE REDEEMABLE
   CONVERTIBLE PREFERRED STOCK
   Balance at beginning of year                        120,387            $6,708           138,147            $7,716
   Dividends payable-in-kind                            17,760               514             9,839               213
   Accretion of carrying value to amount
     payable at redemption  on June 30, 2000                 -               494                 -               456

Total Mandatorily Redeemable
                                                  ------------      ------------      ------------      ------------
   Preferred Stock                                     138,147            $7,716           147,986            $8,385
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

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
   COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                               (UNAUDITED)
                                                            YEAR ENDED                       SIX MONTHS ENDED
                                                         DECEMBER 31, 1997                    JUNE 30, 1998
                                                -------------------------------       ------------------------------
                                                   SHARES             AMOUNT             SHARES            AMOUNT
                                                ------------       ------------       ------------      ------------

SERIES A SPECIAL CONVERTIBLE
   PREFERRED STOCK
   Balance at beginning of year                            -                  -                  -                 -
   Exercise of warrants                               12,500                 $3                  -                 -
   Conversion to common stock                        (12,500)                (3)                 -                 -
                                                ------------       ------------       ------------      ------------
   Balance at end of period                                -                  -                  -                 -
                                                ============       ------------       ============      ------------

COMMON STOCK
   Balance at beginning of year                   14,488,828                145         16,360,829              $164
   Company Equity Offering                         1,012,500                 10                  -                 -
   Exercise of warrants and options                  409,754                  4            375,804                 4
   Conversion of Series A Preferred                  250,000                  3                  -                 -
   Other issuances of stock                          199,747                  2                  -                 -
                                                ------------       ------------       ------------      ------------
   Balance at end of period                       16,360,829                164         16,736,633               168
                                                ============       ------------       ============      ------------
ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                                          59,104                               62,600
   Company Equity Offering                                                2,815                                    -
   Exercise of warrants and options                                         101                                   25
   Warrants issued to Directors                                               -                                   80
   Other issuances of stock                                                 580                                    -
                                                                   ------------                         ------------
   Balance at end of period                                              62,600                               62,705
                                                                   ------------                         ------------

ACCUMULATED DEFICIT
   Balance at beginning of year                                         (42,544)                             (66,806)
   Net loss for the period                                              (23,254)                             (17,048)
   14% Preferred dividends payable-in-kind
      and accretion                                                      (1,008)                                (669)
                                                                   ------------                         ------------
   Balance at end of period                                             (66,806)                             (84,523)
                                                                   ------------                         ------------

Total Non-mandatorily Redeemable
   Preferred Stock, Common Stock and
   Other Shareholders' Equity (Deficit)                                 ($4,042)                            ($21,650)
                                                                   ============                         ============


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                          (UNAUDITED)
                                                                                     SIX MONTHS ENDED JUNE 30
                                                                                       1997             1998
                                                                                   ------------     ------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                                              ($2,452)        ($17,048)
  Adjustments to reconcile net loss to net cash flow from operating activities:
    Depreciation and amortization                                                        10,553           12,662
    Increase in allowance for doubtful accounts                                             495              476
    Gain on disposal of assets                                                                -             (236)
    Amortization of deferred revenues                                                      (300)               -
    Other                                                                                    (5)               3
    Changes in current assets and current liabilities,
      net of assets acquired                                                             (6,161)          (3,498)
                                                                                   ------------     ------------
                                                                                          2,130           (7,641)
                                                                                   ------------     ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions                                                                          (52,733)          (1,336)
  Acquisition deposits                                                                   (6,000)               -
  Deferred charges on pending acquisitions                                                 (881)               -
  Deferred charges - commissions and signing bonuses                                       (843)            (376)
  Proceeds from sale of assets                                                                -              331
  Change in other assets                                                                    (59)            (210)
  Purchases of property and equipment                                                    (2,643)          (1,887)
                                                                                   ------------     ------------
                                                                                        (63,159)          (3,478)
                                                                                   ------------     ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from debt issuances                                                           21,801           13,636
  Principal payments on borrowings                                                       (1,139)            (503)
  Proceeds from issuance of common stock                                                  2,825                -
  Debt financing costs                                                                   (4,265)          (1,534)
  Proceeds from warrant and option exercises                                                  5               29
                                                                                   ------------     ------------
                                                                                         19,227           11,628
                                                                                   ------------     ------------

Increase (decrease)  in cash                                                            (41,802)             509
Cash at beginning of period                                                              46,438            6,519
                                                                                   ------------     ------------
Cash at end of period                                                                    $4,636           $7,028
                                                                                   ============     ============



The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998
(IN THOUSANDS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE, SHARE AND
------------------------------------------------------------------
PER SHARE AMOUNTS)
------------------

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain amounts relating to 1997 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders' equity (deficit) or net loss as previously reported.

2.   MERGER WITH DAVEL COMMUNICATIONS GROUP, INC.

         On June 11, 1998, PhoneTel Technologies, Inc. ("PhoneTel") entered into an Agreement and Plan of Merger and Reorganization (the "Davel Merger Agreement") with Davel Communications Group, Inc., a publicly held, national independent pay telephone provider ("Old Davel"), pursuant to which, among other things, PhoneTel and Old Davel will combine their operations (the "Transaction") as subsidiaries of a newly formed holding company which will be named Davel Communications, Inc. ("New Davel"). Under the terms of the Davel Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, holders of outstanding common stock of PhoneTel ("PhoneTel Common Stock") will receive shares of common stock of New Davel ("New Davel Common Stock"), based upon a value of $3.08 per share of PhoneTel Common Stock. The number of shares of New Davel Common Stock to be issued will be determined based on the average closing price of the common stock of Old Davel ("Old Davel Common Stock") for the 30 consecutive trading days ending on the second day prior to the shareholders' approval of the Davel Merger Agreement, subject to a cap of 0.13765 shares of New Davel Common Stock for each share of PhoneTel Common Stock. The Transaction is expected to be accounted for as a pooling of interests and is further expected to be tax free to PhoneTel Common Stock and Old Davel Common Stock shareholders.

         The Transaction is subject to approval by the Common Stockholders of PhoneTel and Old Davel, and certain other conditions, including the redemption of PhoneTel's 14% Cumulative Redeemable Convertible Preferred Stock and completion of a cash tender offer for PhoneTel's 12% Senior Notes due 2006 (the "Notes") at a price not exceeding 101% of the principal amount of the Notes, with a minimum of 80% of the $125,000 outstanding principal amount having been tendered. Satisfaction of these conditions is dependent upon receipt by Old Davel of financing, which is expected to be obtained through a combination of high yield debt and a senior credit facility.

         In connection with the Davel Merger Agreement, on June 11, 1998, PhoneTel entered into a Consulting and Non-Competition Agreement with Mr. Peter Graf, PhoneTel's Chairman of the Board and Chief Executive Officer ("Consulting Agreement"). Pursuant to the terms of the Consulting Agreement, Mr. Graf will provide consulting services to the Company for a period of three years following the closing date of the Davel Merger Agreement in exchange for continued participation in PhoneTel's 1997 Stock Incentive Plan and $200 in cash to be paid in equal quarterly installments in arrears, and a single cash payment of $2,350 to be paid on the next business day after closing of the Davel Merger Agreement in exchange for Mr. Graf's agreement not to compete with the Company for a period of five years thereafter. The Consulting Agreement shall only become effective as of the closing date of the Davel Merger Agreement. If the transactions contemplated by the Davel Merger Agreement are not consummated, the Company shall have no obligation thereunder.

         On June 11, 1998, PhoneTel also entered into an Employment and Non-Competition Agreement with Ms. Tammy Martin, PhoneTel's Executive Vice President, Chief Administrative Officer, General Counsel and Secretary (the "Employment Agreement") whereby Ms. Martin will provide services to the Company for a period of six months following the closing date of the Davel Merger Agreement in exchange for continued health insurance and other employee benefits and $100 in cash to be paid in accordance with PhoneTel's normal payroll practices, and a single payment of $340 in cash to be paid on the next business day after closing of the Davel Merger Agreement in exchange for Ms. Martin's agreement not to compete with the Company for a period of two years thereafter. The Employment Agreement shall only become effective as of the closing date of the Davel Merger Agreement. If the transactions contemplated by the Davel Merger Agreement are not consummated, the Company shall have no obligation thereunder.

         On July 5, 1998, Peoples Telephone Company, Inc., a publicly held, national independent pay telephone provider ("Peoples"), also entered into a merger agreement (the "Peoples Merger Agreement") with Old Davel and, if the Davel Merger with PhoneTel is consummated, New Davel (together "Davel"). Under the terms of the Peoples Merger Agreement, which has unanimously been approved by the Board of Directors of each company, holders of common stock of Peoples ("Peoples Common Stock") will receive 0.235 shares of Davel Common Stock for each outstanding share of Peoples Common Stock. Based on Davel's closing price of $20 on August 11, 1998, the transaction is valued at $4.70 per share of Peoples Common Stock.

         The Peoples Merger Agreement is subject to the approval of the holders of Common Stock of both Davel and Peoples and is conditioned on its eligibility for pooling of interests accounting treatment. The Peoples Merger is also conditioned upon conversion of Peoples convertible preferred stock into common stock and receipt by Davel of financing for, and successful consummation of, a cash tender offer for Peoples' 12-1/4% Senior Notes due 2002, pursuant to which a minimum of 85% of the aggregate outstanding principal amount of $100 million shall have been tendered. The refinancing of the combined companies' indebtedness is expected to be obtained through a combination of high yield debt and a senior credit facility.

         The Davel Merger Agreement and the Peoples Merger Agreement are independent transactions and neither transaction is conditioned upon the consummation of the other. If the Davel Merger Agreement is terminated by PhoneTel under certain circumstances, PhoneTel shall be required to pay Davel a termination fee in the amount of $3,000 and expenses of up to $1,000. Additionally, if the Davel Merger Agreement is terminated as a result of a Davel's failure to obtain the requisite financing to complete the Transaction, Davel shall be required to pay PhoneTel a termination fee of $1,000 and expenses not to exceed $500. No assurance can be given that either the Davel Merger Agreement or the Peoples Merger Agreement will be consummated.


3.   PHONETEL ACQUISITIONS

     TERMINATION OF PROPOSED ACQUISITION

         On March 14, 1997, PhoneTel entered into an Agreement and Plan of Merger (the "CCI Merger") to acquire Communications Central Inc. ("CCI"), pursuant to which a wholly-owned subsidiary of PhoneTel commenced a tender offer (the "Offer") for all of the outstanding shares of common stock of CCI ("CCI Shares") at $12.85 per share in cash. The Offer expired on August 20, 1997. No CCI Shares were purchased and all CCI Shares tendered and not properly withdrawn at the time of expiration were returned by the depositary. On August 21, 1997, PhoneTel announced that the CCI Merger had been terminated and in connection therewith forfeited a $6,000 deposit. The Company recorded a charge of $7,818 relating to the transaction, including the forfeited deposit and $1,818 in professional fees and related expenses in the third quarter of 1997.

     ACQUISITIONS COMPLETED DURING THE SIX MONTHS ENDED JUNE 30, 1998:

         TDS TELECOMMUNICATIONS CORPORATION - MAY 18, 1998 ("TDS")

         The Company entered into an asset purchase agreement to acquire approximately 3,450 installed pay telephones from TDS's network of Local Exchange Carriers ("LECs") for a purchase price of $851. The majority of the pay telephones acquired must be upgraded with the necessary microprocessor technology needed to operate the pay telephones under the Company's operating and management information systems. The estimated aggregate cost to upgrade these pay telephones is approximately $2,000, of which $485 has been incurred as of June 30, 1998. The Company expects to install said upgrade equipment and begin operating these pay telephones during the third and fourth quarters of 1998.

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

         PURCHASE PRICE ACCOUNTING

         The above transactions have been accounted for as purchases and have been included in the results of operations from the respective dates of each acquisition. The difference between the total purchase price and the current assets and liabilities assumed has been allocated to property and equipment, location contracts and non-competition agreements based on the relative fair values. Fair values of location contracts are determined using discounted cash flows over the remaining estimated economic lives of the acquired location contracts. The amount of the location contracts and non-competition agreements recorded for each acquisition and the estimated economic life of the acquired location contracts are as follows: London $8,608, 102 months; Advance $2,313, 120 months; American $2,763, 103 months; Coinlink $838, 103 months; RSM $956, 100 months; Americom $243, 120 months; Texas Coinphone $3,097, 101 months; Cherokee $53,103, 113 months. Acquired property and equipment is depreciated over three to five years.



         PRO FORMA FINANCIAL DATA (UNAUDITED)

         Set forth below is the Company's unaudited pro forma condensed statement of operations data as though the London, Advance, and American acquisitions had occurred at the beginning of 1997.



                                                        Pro Forma Statement of Operations Data
                                                   Six Months Ended June 30   Three Months Ended June 30
                                                   -----------------------------------------------------
                                                            1997                      1997
                                                            ----                      ----
             Total revenues                             $    60,374               $    29,866
             Net loss                                       (3,307)                   (1,759)
             Net loss applicable to
                common shareholders                         (3,699)                   (1,953)
             Net loss per common share                       (0.23)                    (0.12)

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


4.   ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         At December 31, 1997 and June 30, 1998, accounts receivable arising from dial-around compensation included $12,938 and $16,994, respectively. A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes a carrier other than the Company's dedicated provider of long distance and operator assisted service. Payments relating to such receivables are normally received quarterly in arrears. For the six months ended June 30, 1997 and 1998, revenues from non-coin telecommunication services included $11,380 and $9,637, respectively, relating to dial-around compensation.

         Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under Section 276 of the Telecommunications Act (the "1996 Payphone Order"), the Company was to receive dial-around compensation of $45.85 per installed pay telephone per month from November 6, 1996 through October 6, 1997 (as compared with the flat fee of $6.00 per installed pay telephone per month in periods prior to November 6, 1996), and per-call compensation from October 7, 1997 to October 6, 1998 at $0.35 per call (as compared with the flat fee of $45.85 per installed pay telephone per month) and thereafter, at a per-call rate equal to the local coin rate for each dial-around call.

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

         On October 9, 1997, the FCC issued its Second Report and Order (the "1997 Payphone Order") which established a new dial-around compensation rate, effective October 7, 1997, of $0.284 per call (the market based local coin rate estimated at a default rate of $0.35 less certain costs defined by the FCC as $0.066 per call) multiplied by the actual number of dial-around calls placed from a pay telephone. Furthermore, the 1997 Payphone Order tentatively concluded that the dial-around compensation rate of $0.284 per call would be used to calculate dial-around compensation for the period November 6, 1996 to October 7, 1997. Evidence initially presented by a pay telephone industry trade association as part of the Court of Appeals proceeding indicated that the average number of dial-around calls placed from independent pay telephones equaled 131 calls per month.

         Based on the FCC's tentative conclusions in the 1997 Payphone Order, in the third quarter of 1997 the Company adjusted the amount of dial-around compensation recorded in prior quarters from the initial $45.85 rate to $37.20 (131 calls per installed pay telephone per month multiplied by $0.284). Included in this adjustment was a net charge of $965 for dial-around compensation relating to the first quarter of 1997 and $1,001 relating to the second quarter of 1997. These adjustment amounts were included in other unusual charges and contractual settlements in the third quarter of 1997.

         On March 9, 1998, the Common Carrier Bureau of the FCC issued a Memorandum Opinion and Order (the "Memorandum") which, among other things, granted a waiver of the time frame previously scheduled and established a new timetable for LEC's to implement a system for identifying dial-around calls placed from pay telephones ("ANI Identification"). The Memorandum reiterated the obligation of the IXCs to pay, by April 1, 1998, $0.284 per call based on the actual number of dial-around calls per pay telephone if such call data is available. In its Memorandum, the FCC recognized, given its waiver and extension of the time frame set for certain IXCs for the implementation of ANI Identification, that certain disputes between carriers and pay telephone providers were likely to arise regarding the true number of compensable calls. Therefore, the FCC identified the potential need for it to address true-up requirements for dial-around compensation in a subsequent order and clarified that the timing of the subsequent order in no way relieved or delayed the obligations of IXCs to pay compensation on April 1, 1998. In the first six months of 1998, the Company has recorded revenues of $9,637 for dial-around compensation based upon a rate of $37.20 per installed pay telephone per month.

         Certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. A number of parties filed a Motion to Stay the 1997 Payphone Order pending judicial review and filed a motion requesting expedited consideration and briefing schedule with the Court. The Court denied the Motion to Stay and granted the Motion for Expedited Consideration and Briefing Schedule. On May 7, 1998, the Court heard arguments regarding the pending appeals relating to the FCC's 1997 Payphone Order. On May 15, 1998, the Court of Appeals issued an opinion which remanded the 1997 Payphone Order to the FCC for further consideration in order to justify that the dial-around compensation rate should be based on the deregulated local coin rate. The Court of Appeals elected not to vacate the $0.284 per call rate on the understanding that if and when on remand the FCC established some different rate of fair compensation for dial-around calls, the FCC may adjust the dial-around compensation rate retroactively, should the equities so dictate. Further, the Court stated that if, within 6 months from the date of issuance of their order, the FCC fails to adequately respond to the Court's remand, any adversely affected party may request effective relief from the Court. On June 19, 1998, the FCC solicited comments from interested parties on the issues remanded. The Company believes that the FCC will issue its ruling in the current proceeding within the six month period established by the court.

         Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through June 30, 1998 is $37.20 per pay telephone per month based on $0.284 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $37.20 per pay telephone per month.

5.   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                              Estimated
                                                            Useful Lives          December 31     June 30
                                                             (in years)            1997            1998
                                                             ----------            ----            ----
       Telephones, boards, enclosures and cases                 3-10             $  41,653      $   44,587
       Furniture, fixtures and other equipment                   3-5                 3,063           3,175
       Leasehold improvements                                    2-5                   424             466
                                                                                 ---------      ----------
                                                                                    45,140          48,228
             Less: accumulated depreciation                                         (15,031)       (19,036)
                                                                                 ---------      ----------
                                                                                 $  30,109      $   29,192
                                                                                 =========      ==========


6.   INTANGIBLE ASSETS

       Intangible assets consisted of the following:



                                                         Amortization Period      December 31     June 30
                                                             (in months)           1997            1998
                                                             -----------           ----            ----
             Location contracts                                60-120            $ 126,775      $  127,086
             Deferred financing costs                          36-120               10,254          11,788
             Non-competition agreements                         24-60                3,731           3,733
             State operating certifications                      60                    567             586
                                                                                 ---------      ----------
                                                                                   141,327         143,193
             Less: Accumulated amortization                                       (25,720)         (34,274)
                                                                                 ---------      ----------
                                                                                 $ 115,607      $  108,919
                                                                                 =========      ==========


7.   AMENDMENTS TO CREDIT AGREEMENT

         On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders (collectively referred to as the "Lenders"). On such date, ING (U.S.) Capital Corporation ("ING") was Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation were Co-Agents for the Lenders. ING is a significant shareholder of the Company's common equity. The Credit Agreement provided a $75,000 commitment of which $60,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000 was to be utilized for general working capital requirements. Borrowings accrued interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement was originally scheduled to mature on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral. The Company borrowed $17,700 under the Expansion Loan Commitment to complete the acquisitions of Advance, American, and London and to pay related acquisition and credit facility fees. The Company also borrowed $7,300 of the Revolving Credit Commitment for interest payments due under the Notes and for general working capital purposes. Subsequent to the September 16, 1997 Court ruling which vacated dial-around compensation (see Note
4), and pursuant to certain terms of the Credit Agreement, the Agent gave notice to the Company that it was prohibited from making additional borrowings under the Credit Agreement without prior approval from the Lenders.



         The Credit Agreement includes covenants which, among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit

Agreement). Other covenants limit incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

         On February 24, 1998, the Credit Agreement was amended to increase the Revolving Credit Commitment to $20,000 and to decrease the Expansion Loan Commitment to $55,000 (the "First Amendment"). The amount available for letters of credit under the working capital commitment was reduced from $5,000 to $3,000 and certain covenants therein were modified. On the same date, the Company was permitted to borrow an additional $3,000 for working capital purposes under the Revolving Credit Commitment. On March 31, 1998, the Credit Agreement was further amended (the "Second Amendment") to modify certain financial covenants.

         On May 8, 1998, the Company amended the Credit Agreement (the "Third Amendment") and Foothill Capital Corporation, as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment, the Revolving Credit Commitment remained at $20,000 and the Expansion Loan Commitment was reduced to $20,000. Interest is payable monthly in arrears at 2% above the Lender's reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement was extended to May 8, 2001. Certain financial covenants under the Credit Agreement were also modified. The Company incurred $990 in fees and expenses in connection with the Third Amendment.

         During the second quarter of 1998, the Company borrowed $10,547 under the Revolving Credit Commitment for interest payments due under the Notes, to fund acquisition and financing costs and for working capital needs. At June 30, 1998, the Company was not in compliance with certain financial covenants set forth in the Third Amendment and obtained a waiver regarding said non-compliance from its Lenders. The amount available under the Credit Agreement at June 30, 1998 was $1,453, which amount was borrowed on July 3, 1998 to finance the cost of equipment upgrades relating to the pay telephones acquired as result of the TDS acquisition (See Note 3).


8.   PREFERRED STOCK MANDATORILY REDEEMABLE

         Mandatorily redeemable preferred stock consisted of the following:

                                                                                     December 31       June 30
                                                                                        1997            1998
                                                                                    ------------    ------------

         14% Cumulative Redeemable Convertible Preferred Stock ($60 stated value
         - 200,000 shares authorized; 107,918 shares issued and outstanding, cumulative dividends issuable of 30,229 shares at December 31, 1997
         (valued at $851) and 40,068 shares at June 30, 1998 (valued at $1,064);
         mandatory redemption amount of $8,879 due June 30, 2000)                   $      7,716    $      8,385

         The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the six months ended June 30, 1998, the carrying value of the 14% Preferred was increased by $456 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.

9. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

         Non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity (deficit) consisted of the following:

                                                                               December 31     June 30
                                                                                   1997         1998
                                                                                   ----         ----
         Series A Special Convertible Preferred Stock ($0.20 par value, $0.20
           stated value - 250,000 shares authorized; no shares issued)                  -            -
         Common Stock
           ($0.01 par value - 50,000,000 shares authorized; 16,360,829 and
           16,736,633 shares issued and outstanding at December 31, 1997 and
           June 30, 1998, respectively)                                          $    164     $    168
         Additional paid-in capital                                                62,600       62,705
         Accumulated deficit                                                      (66,806)     (84,523)
                                                                                 --------     --------
                                                                                 ($ 4,042)    ($21,650)
                                                                                 ========     ========


         In January 1998, warrants for 190,678 shares of Common Stock, including warrants to purchase 179,996 shares of common stock with an exercise price of $0.01 per share ("Nominal Value Warrants") were exercised by their holders. The Company received proceeds of $27 as a result of the exercise of these warrants. In April 1998, the Company granted warrants to purchase 100,000 shares of Common Stock to its four non-employee Directors with an aggregate value of $80 and an exercise price of $1.875 per share, as compensation for services during the 1997-98 service year. During the second quarter of 1998, Nominal Value Warrants for 185,126 shares of Common Stock were exercised by their holders, including Nominal Value Warrants for 89,998 shares of Common Stock held by a Director of the Company. The Company received proceeds of $2 as a result of the exercise of these Nominal Value Warrants.


10.  CONTINGENCIES

         The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management's opinion, all such outstanding matters of which the Company has knowledge have been reflected in the financial statements, are covered by insurance or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENT DATA

         The Company's wholly-owned subsidiary, Cherokee Communications, Inc., which was acquired January 1, 1997, is a guarantor of the Notes. The following are the condensed consolidating financial statements of PhoneTel and Cherokee as of June 30, 1998, and for the six months ended June 30, 1998.

Condensed Consolidating Financial Statements


Balance Sheet, at June 30, 1998

                                       PhoneTel        Cherokee(a)     Eliminations     Consolidated
                                     ------------     ------------     ------------     ------------

Current assets                       $     18,963     $      8,831                -     $     27,794
Property and equipment, net                23,834            5,358                -           29,192
Intangible assets, net                     69,103           39,816                -          108,919
Other non-current assets                   59,060            6,700     ($    65,229)             531
                                     ------------     ------------     ------------     ------------
Total                                $    170,960     $     60,705     ($    65,229)    $    166,436
                                     ============     ============     ============     ============


Current liabilities                  $      5,342     $     10,746                -     $     16,088
Inter-company debt                              -           65,229     ($    65,229)               -
Long-term debt and capital leases         162,799              814                -          163,613
14% Preferred stock                         8,385                -                -            8,385
Other equity (deficit)                     (5,566)         (16,084)               -          (21,650)
                                     ------------     ------------     ------------     ------------
Total                                $    170,960     $     60,705     ($    65,229)    $    166,436
                                     ============     ============     ============     ============


Statement of Operations, for the six months ended June 30, 1998

Total revenues                       $     30,329     $     19,122                -    $     49,451
Operating expenses                         37,370           20,300                -          57,670
                                     ------------     ------------     ------------    ------------
Loss from operations                       (7,041)          (1,178)               -          (8,219)
Other income (expense), net                (4,817)          (4,012)               -          (8,829)
                                     ------------     ------------     ------------    ------------
Net loss                             ($    11,858)    ($     5,190)               -    ($    17,048)
                                     ============     ============     ============    ============


         (a) The Cherokee separate financial statement data reflects the push down of the Company's debt, related interest expense and allocable debt issue costs associated with the Company's acquisition of Cherokee.


12.  FINANCIAL CONDITION

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flows from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources. There can be no assurance that coin revenues will increase, that revenues from dial-around compensation will continue at rates anticipated and be received by the Company in the amounts recorded as receivables, or that operating expenses can be maintained at present or reduced levels. To the extent that cash flows from operating activities or amounts available to be borrowed under the Credit Agreement are insufficient to meet the Company's cash needs, there can be no assurance that the Company can obtain additional financing to meet its debt service and other cash requirements. In the event the Company fails to meet its debt service, such debt could become immediately due and payable.

         As discussed in Note 2, the Company plans to merge with Davel and plans to redeem substantially all its long-term debt and its 14% Cumulative Redeemable Convertible Preferred Stock if the Davel Merger is consummated. In the event the Davel Merger is not consummated, management believes, but cannot assure, that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation) or from additional financing will allow the Company to sustain its operations and meet its obligations through the remainder of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS EXCEPT FOR PUBLIC PAY TELEPHONES, PER CALL, SHARE AND PER SHARE AMOUNTS)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements, other than historical facts, contained in this Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 1998 as well as over the long-term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; and (iii) increases in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ACQUISITIONS AND MERGERS

         As described in Note 3 to the consolidated financial statements, the Company completed various acquisitions during the first and second quarters of 1997 and the second quarter of 1998. In the third quarter of 1997, the Company also terminated its merger agreement to acquire Communications Central Inc. The completed acquisitions were accounted for as purchases and have been included in the results of operations from their respective acquisition dates.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         REVENUES Revenues decreased by $5,928 or 10.7%, from $55,379 for the first six months of 1997 to $49,451 for the first six months of 1998. This decrease is primarily due to a decline in call volume, offset in part by the increase in the local coin call rate from $0.25 to $0.35, and the decrease in the dial-around compensation rate as discussed below. The average number of installed pay telephones, excluding approximately 3,450 pay telephones acquired in May 1998 from TDS but not yet upgraded and placed in service by the Company, increased from 40,784 for the six months ended June 30, 1997 to 43,320 for the six months ended June 30, 1998, an increase of 2,536 or 6.2%. These increases were principally due to acquisitions in the second quarter of 1997.

         Revenues from coin calls decreased by $1,207 or 4.3%, from $28,142 for the six months ended June 30, 1997 to $26,935 for the six months ended June 30, 1998. The decrease is primarily due to a decline in the number of local coin calls which represents approximately 70% of total coin revenue. During the fourth quarter of 1997, the Company increased its local coin call rate from $0.25 to $0.35 and, as initially expected, experienced a reduction in call volume. There can be no assurance that coin call volumes will return to historical levels or that coin revenue per phone will increase in excess historical levels. To a lesser extent, coin revenues have been adversely affected by changes in customer and geographic mix and adverse weather conditions in the first quarter of 1998.

         Revenues from non-coin telecommunication services decreased by $4,422 or 16.4%, from $26,899 for the six months ended June 30, 1997 to $22,477 for the six months ended June 30, 1998. Of this decrease, long distance revenues from operator service providers decreased by $2,679 principally due to a reduction in the number of operator service calls as a result of continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation. In addition, revenues from dial-around compensation decreased by $1,743 compared to the six months ended June 30, 1997, due to regulatory changes effective in October 1997 which are discussed below. In the third quarter of 1997, the Company recorded an adjustment of $2,361 to reduce dial-around compensation previously recognized as a result of this regulatory change. Of this amount, $1,966 related to the six months ended June 30, 1997.


         Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under Section 276 of the Telecommunications Act (the "1996 Payphone Order"), the Company was to receive dial-around compensation of $45.85 per installed pay telephone per month from November 6, 1996 through October 6, 1997 (as compared with the flat fee of $6.00 per installed pay telephone per month in periods prior to November 6, 1996), and per-call compensation from October 7, 1997 to October 6, 1998 at $0.35 per call (as compared with the flat fee of $45.85 per installed pay telephone per month) and thereafter, at a per-call rate equal to the local coin rate for each dial-around call.

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

         On October 9, 1997, the FCC issued its Second Report and Order (the "1997 Payphone Order") which established a new dial-around compensation rate, effective October 7, 1997, of $0.284 per call (the market based local coin rate estimated at a default rate of $0.35 less certain costs defined by the FCC as $0.066 per call) multiplied by the actual number of dial-around calls placed from a pay telephone. Furthermore, the 1997 Payphone Order tentatively concluded that the dial-around compensation rate of $0.284 per call would be used to calculate dial-around compensation for the period November 6, 1996 to October 7, 1997. Evidence initially presented by a pay telephone industry trade association as part of the Court of Appeals proceeding indicated that the average number of dial-around calls placed from independent pay telephones equaled 131 calls per month.

         Based on the FCC's tentative conclusions in the 1997 Payphone Order, in the third quarter of 1997 the Company adjusted the amount of dial-around compensation recorded in prior quarters from the initial $45.85 rate to $37.20 (131 calls per installed pay telephone per month multiplied by $0.284). Included in this adjustment was a net charge of $965 for dial-around compensation relating to the first quarter of 1997 and $1,001 relating to the second quarter of 1997. These adjustment amounts were included in other unusual charges and contractual settlements in the third quarter of 1997.

         On March 9, 1998, the Common Carrier Bureau of the FCC issued a Memorandum Opinion and Order (the "Memorandum") which, among other things, granted a waiver of the time frame previously scheduled and established a new timetable for LEC's to implement a system for identifying dial-around calls placed from pay telephones ("ANI Identification"). The Memorandum reiterated the obligation of the IXCs to pay, by April 1, 1998, $0.284 per call based on the actual number of dial-around calls per pay telephone if such call data is available. In its Memorandum, the FCC recognized, given its waiver and extension of the time frame set for certain IXCs for the implementation of ANI Identification, that certain disputes between carriers and pay telephone providers were likely to arise regarding the true number of compensable calls. Therefore, the FCC identified the potential need for it to address true-up requirements for dial-around compensation in a subsequent order and clarified that the timing of the subsequent order in no way relieved or delayed the obligations of IXCs to pay compensation on April 1, 1998. In the first six months of 1998, the Company has recorded revenues of $9,637 for dial-around compensation based upon a rate of $37.20 per installed pay telephone per month.

         Certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. A number of parties filed a Motion to Stay the 1997 Payphone Order pending judicial review and filed a motion requesting expedited consideration and briefing schedule with the Court. The Court denied the Motion to Stay and granted the Motion for Expedited Consideration and Briefing Schedule. On May 7, 1998, the Court heard arguments regarding the pending appeals relating to the FCC's 1997 Payphone Order. On May 15, 1998, the Court of Appeals issued an opinion which remanded the 1997 Payphone Order to the FCC for further consideration in order to justify that the dial-around compensation rate should be based on the deregulated local coin rate. The Court of Appeals elected not to vacate the $0.284 per call rate on the understanding that if and when on remand the FCC established some different rate of fair compensation for dial-around calls, the FCC may adjust the dial-around compensation rate retroactively, should the equities so dictate. Further, the Court stated that if, within six months from the date of issuance of their order, the FCC fails to adequately respond to the Court's remand, any adversely affected party may request effective relief from the Court. On June 19, 1998, the FCC solicited comments from interested parties on the issues remanded. The Company believes that the FCC will issue its ruling in the current proceeding within the six month period established by the court.

    Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through June 30, 1998 is $37.20 per pay telephone per month based on $0.284 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $37.20 per pay telephone per month.

         Other revenues decreased $299 from $338 for the six months ended June 30, 1997 to $39 for the six months ended June 30, 1998. This decrease was primarily the result of the amortization of a deferred operator services bonus received in 1996.



         OPERATING EXPENSES. Total operating expenses increased $7,162, or 14.2%, from $50,508 for the six months ended June 30, 1997 to $57,670 for the six months ended June 30, 1998. The increase was due to increases in line and transmission charges, selling, general and administrative expenses ("SG&A expense"), depreciation and amortization, and other unusual charges and contractual settlements. Such increases were due in part to increases in amounts charged by LEC's for the provision of local telephone service, the increase in the average number of installed pay telephones, and the increase in the number of sales and administrative personnel added as a result of acquisitions in the first and second quarters of 1997.

         Line and transmission charges increased $2,799, or 23.7%, from $11,833 for the six months ended June 30, 1997 to $14,632 for the six months ended June 30, 1998. Line and transmission charges represented 21.4% of total revenues for the six months ended June 30, 1997 and 29.6% of total revenues for the six months ended June 30, 1998, an increase of 8.2%. The dollar increase was due to the increase in the average number of installed pay telephones and the increase in the average line and transmission charge per phone. The average line and transmission charge per phone increased as a result of the increased charges by LECs for end user common line charges, Preferred Interexchange Carrier charges ("PICC"), and to a more limited extent, state Universal Service Fund fees ("USF") passed through to users such as independent public pay telephone providers. The increase as a percentage of revenues also reflects the effect of the decrease in revenues discussed above.

         Telecommunication and validation fees which consists primarily of processing costs relating to operator services decreased by $80, or 1.3%, from $5,936 for the six months ended June 30, 1997 to $5,856 for the six months ended June 30, 1998. Telecommunication and validation fees represented 10.7% of total revenues for the six months ended June 30, 1997 and 11.8% for the six months ended June 30, 1998, an increase of 1.1%. The dollar decrease was primarily the result of the decrease in operator service calls compared to the first six months of 1997. The percentage increase was mostly due to changes in long distance call volumes processed by various operator service providers who charge different rates for providing such services.

         Location commissions increased $58, or 0.9%, from $6,501 for the six months ended June 30, 1997 to $6,559 for the six months ended June 30, 1998. Location commissions represented 11.7% of total revenues for the six months ended June 30, 1997 and 13.3% for the six months ended June 30, 1998, an increase of 1.6%. The dollar and percentage increases are due to the reduction in revenues during the six months ended June 30, 1998 and the increase in commission rates in response to competitive demands for new customers as well as renewal of location contracts with existing customers and higher commission rates relating to acquisitions completed in the second quarter of 1997.

         Field operations which consists principally of field operations personnel costs, rents and utilities of the local service facilities, and repair and maintenance of the Company's installed pay telephone base, decreased $294, or 2.7%, from $10,828 for the six months ended June 30, 1997 to $10,534 for the six months ended June 30, 1998. Field operations represented 19.6% of total revenues for the six months ended June 30, 1997 and 21.3% of total revenues for the six months ended June 30, 1998. The dollar decrease in 1998 compared to 1997 was primarily due to the lower field operating expenses resulting from efficiencies achieved in integrating the operations of companies previously acquired and lower taxes which are based on revenues, offset in part by an increase in service vehicle costs. The percentage increase was a result of the lower revenues during the first six months of 1998.

         SG&A expenses increased $1,576, or 32.4%, from $4,857 for the six months ended June 30, 1997 to $6,433 for the six months ended June 30, 1998. SG&A expenses represented 8.8% of total revenues for the six months ended June 30, 1997 and 13.0% of total revenues for the six months ended June 30, 1998, an increase of 4.2%. The dollar and percentage increases were primarily due to an expansion of the sales force, the transfer of technical support and other personnel from the Company's Jacksonville, Texas (former Cherokee headquarters) local service facility to the Company's headquarters, and an increase in telephone expense.

         Depreciation and amortization increased $2,109, or 20.0%, from $10,553 for the six months ended June 30, 1997 to $12,662 for the six months ended June 30, 1998. Depreciation and amortization represented 19.1% of total revenues for the six months ended June 30, 1997 and 25.6% of total revenues for the six months ended June 30, 1998, an increase of 6.5%. The dollar and percentage increases were primarily due to the acquisitions previously completed and expansion of the Company's public pay telephone base. The percentage increase was also due to the reduction in total revenues.

         Other unusual charges and contractual settlements were $994 in the six months ended June 30, 1998 and consisted primarily of legal and professional fees relating to non-recurring litigation and contractual matters and certain fees relating to amendments to the Company's Credit Agreement.



         OTHER INCOME (EXPENSE). Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $1,359, or 17.5%, from $7,780 for the six months ended June 30, 1997 to $9,139 for the six months ended June 30, 1998. Interest expense represented 14.0% of total revenues for the six months ended June 30, 1997 and 18.5% of total revenues for the six months ended June 30, 1998, an increase of 4.5%. The dollars and percentage increases were a result of the additional borrowings under the Company's Credit Agreement for acquisitions in the second quarter of 1997 and for working capital purposes. Interest income for the first six months of 1998 decreased $373 due to the utilization of acquisition deposits in 1997 and the reduction in cash invested compared to the first six months of 1997. Other income increased $226 primarily due to the sale of the Company's Jacksonville, Texas land and building during the second quarter of 1998.



         EBITDA. EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) decreased $9,987, or 64.7%, from $15,424 for the six months ended June 30, 1997 to $5,437 for the six months ended June 30, 1998. EBITDA represented 27.9% of total revenues for the six months ended June 30, 1997 and 11.0% of total revenues for the six months ended June 30, 1998, a decrease of 16.9%. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation), and the increases in line and transmission charges and SG&A expenses. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. The Company had working capital of $11,706 at June 30, 1998, compared to $7,839 at December 31, 1997, an increase of $3,867, resulting primarily from an increase in accounts receivable relating to dial-around compensation. Net cash provided by (used in) operating activities during the six months ended June 30, 1997 and 1998 were $2,130 and $(7,641), respectively. Net cash used in operations resulted mainly from the increase in the net loss for the six months ended June 30, 1998, offset in part by higher non-cash charges for depreciation and amortization and a decrease in cash flow used for current assets and liabilities, net of assets acquired.

         Cash used in investing activities during the six months ended June 30, 1997 and 1998 was $63,159 and $3,478, respectively. Cash used in investing activities in the first six months of 1997 consisted primarily of payments and deposits to acquire companies and purchases of property and equipment, offset by the release of the escrowed cash equivalents for the closing of the Cherokee acquisition. In the first six months of 1998, cash used in investing activities consisted mainly of purchases of telephones and other property and equipment and the pay telephones acquired as part of the TDS acquisition.

         Cash flows provided by financing activities during the first six months ended June 30, 1997 and 1998 were $19,227 and $11,628, respectively, which in 1997 consisted primarily of the net proceeds from the exercise of the underwriters' overallotment pursuant to the Company equity offering completed on December 18, 1996, offset by additional debt offering expenses and additional borrowings under the Credit Agreement to fund acquisitions. Cash flows provided by financing activities during the six months ended June 30, 1998 consisted primarily of borrowings under the Company's Credit Agreement for acquisition, capital expenditure and working capital purposes, offset by additional debt financing costs.

         On May 8, 1998, the Company amended the Credit Agreement and Foothill Capital Corporation, as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment, the Revolving Credit Commitment remained at $20,000 and the Expansion Loan Commitment was reduced to $20,000. Interest is payable monthly in arrears at 2% above the Lender's reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement was extended to May 8, 2001. Certain financial covenants under the Credit agreement were also modified. The Company incurred $990 in fees and expenses in connection with the Third Amendment.

         During the second quarter of 1998, the Company borrowed $10,547 under the Revolving Credit Commitment for interest payments under the Notes, to fund acquisition and financing costs and for working capital needs. At June 30, 1998, the Company was not in compliance with certain financial covenants set forth in the Third Amendment and obtained a waiver regarding said non-compliance from its Lenders. The amount available under the Credit Agreement at June 30, 1998 was $1,453, which amount was borrowed on July 3, 1998 to finance the cost of equipment upgrades relating to the pay telephones acquired as part of the TDS acquisition.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flows from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources. There can be no assurance that coin revenues will increase, that revenues from dial-around compensation will continue at rates anticipated and be received by the Company in the amounts recorded as receivables, or that operating expenses can be maintained at present or reduced levels. To the extent that cash flows from operating activities or amounts available to be borrowed under the Credit Agreement are insufficient to meet the Company's cash needs, there can be no assurance that the Company can obtain additional financing to meet its debt service and other cash requirements. In the event the Company fails to meet its debt service, such debt could become immediately due and payable.

         As discussed in Note 2, the Company plans to merge with Davel and plans to redeem substantially all its long-term debt and its 14% Cumulative Redeemable Convertible Preferred Stock if the Davel Merger is consummated. In the event the Davel Merger is not consummated, management believes, but cannot assure, that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation) or from additional financing will allow the Company to sustain its operations and meet its obligations through the remainder of 1998.

CAPITAL EXPENDITURES

         For the six months ended June 30, 1998, the Company had capital expenditures (exclusive of acquisitions) of $1,887, which were financed by cash flows from operations and proceeds from the Company's Credit Agreement. Capital expenditures are principally for replacement and expansion of the Company's installed public pay telephone base and include purchases of telephones, related equipment, site contracts, operating equipment and computer hardware.

SEASONALITY

       The seasonality of the Company's historical operating results has been affected by shifts in the geographic concentrations of its public pay telephones resulting from acquisitions and other changes to the Company's customer mix. Historically, revenues and related expenses during the first six months of the year (particularly in the first quarter) have been lower than the remainder of the year due to weather conditions that affect pay telephone usage.

IMPACT OF THE YEAR 2000 ISSUE

       The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send commissions, or engage in similar normal business activities.

       The Company is currently in the process of completing a detailed assessment of the full impact of the Year 2000 Issue. In the absence of the completion of this detailed assessment, the Company does not have a reasonable basis to conclude whether the Year 2000 Issue will have a material effect on the future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. The Company also does not have a reasonable basis to conclude whether the impact of the Year 2000 Issue will come to fruition. However, it is Management's belief that the Company will be able to meet the compliance requirements for the Year 2000 Issue.

PART II. OTHER INFORMATION

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 26, 1998, the Company held its Annual Meeting of Shareholders. Total shares of Common Stock eligible to vote as of the record date were 16,551,507 and total shares voted were 11,983,845, or 72.4%.

         The following Proposal was approved by the Shareholders at the Annual Meeting of Shareholders.

         Election of Directors. The following nominees for director of the Company, as listed in the proxy statement were elected (percentages are of shares voted): Peter Graf - For - 11,153,488 or 93.1%, Withheld 830,357 or 6.9%; George Henry - For 11,342,555 or 94.6%, Withheld 641,290 or 5.4%; Aron Katzman - For 11,327,709 or 94.5%, Withheld 656,136 or 5.5%; Steven Richman - For 11,343,472 or 94.7%, Withheld 640,373 or 5.3%; and Joseph Abrams - For 11,343,472 or 94.7%, Withheld 640,373 or 5.4%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)      EXHIBITS:

(27)     Financial Data Schedule

(b)      REPORTS ON FORM 8-K
         The Company filed a report on Form 8-K dated June 17, 1998 reporting a transaction under Item 1, change in control of registrant.

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PHONETEL TECHNOLOGIES, INC.


August 14, 1998                          By: /s/  Peter G. Graf
                                         --------------------------------------
                                         Peter G. Graf
                                         Chairman of the Board and
                                         Chief Executive Officer


August 14, 1998                          By: /s/ Richard P. Kebert
                                         --------------------------------------
                                         Richard P. Kebert
                                         Chief Financial Officer and
                                         Treasurer
                                         (Principal Financial Officer and
                                         Accounting Officer)