Form 10-Q
period 1998-09-30
PHONETEL TECHNOLOGIES INC
filed 1998-11-16
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


                                   (Mark One)
           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO _____.


                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                 OHIO                                                       34-1462198
                                 ----                                                       ----------
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

  NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO                       44114-1195
  -------------------------------------------------------------------                       ----------
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

Yes  X  No   __
   ----

                      Applicable only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF NOVEMBER 13, 1998, 18,754,133 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


                                      INDEX



                                                                                                         Page No.


PART I.      FINANCIAL INFORMATION
                  Item 1.    Financial Statements

                             Consolidated Balance Sheets as of December 31, 1997
                                 and September 30, 1998...........................................................3

                             Consolidated Statements of Operations for the Three and
                                 Nine Months Ended September 30, 1997 and 1998....................................4

                             Statements of Changes in Mandatorily Redeemable Preferred Stock
                                 for the Year Ended December 31, 1997
                                 and the Nine Months Ended September 30, 1998.....................................5

                             Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
                                 Common Stock and Other Shareholders' Equity (Deficit)
                                 for the Year Ended December 31, 1997
                                 and the Nine Months Ended September 30, 1998.....................................6

                             Consolidated Statements of Cash Flows for the Nine Months
                                Ended September 30, 1997 and 1998.................................................7

                             Notes to Consolidated Financial Statements
                                for the Three and Nine Months Ended September 30, 1998............................8

                  Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations....................................17


PART II.     OTHER INFORMATION


                  Item 6.    Exhibits and Reports on Form 8-K....................................................23



Signatures.......................................................................................................24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

---------------------------------------------------------------------------------------

                                                                           (UNAUDITED)
                                                              DECEMBER 31  SEPTEMBER 30
                                                                 1997         1998
                                                              ---------     ---------
ASSETS
Current assets:
     Cash                                                     $   6,519     $   7,343
     Accounts receivable, net of allowance for doubtful
         accounts of $507 and $760, respectively                 16,278        20,113
     Other current assets                                           972         1,183
                                                              ---------     ---------
                  Total current assets                           23,769        28,639

Property and equipment, net                                      30,109        29,430
Intangible assets, net                                          115,607       105,085
Other assets                                                        341           574

                                                              ---------     ---------
                                                              $ 169,826     $ 163,728
                                                              =========     =========

LIABILITIES AND  EQUITY
Current liabilities:
     Current portion:
         Long-term debt                                       $     544     $  40,296
         Obligation under capital leases                             92            27
     Accounts payable                                             8,768        11,051
     Accrued expenses:
         Location commissions                                     3,142         2,422
         Personal property and sales tax                          1,927         2,893
         Interest                                                   991         4,937
         Salaries, wages and benefits                               466           485
         Other                                                     --             473
                                                              ---------     ---------
                Total current liabilities                        15,930        62,584

Long-term debt                                                  150,203       125,008
Obligations under capital leases                                     19             5
Commitments and contingencies                                      --            --

14% cumulative preferred stock mandatorily redeemable
     (redemption amount $9,190 due June 30, 2000)                 7,716         8,741

Non-mandatorily redeemable preferred stock,
     common stock and other shareholders' equity (deficit)       (4,042)      (32,610)

                                                              ---------     ---------
                                                              $ 169,826     $ 163,728
                                                              =========     =========


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
-----------------------------------------------------------------------------

                                                                        (UNAUDITED)                  (UNAUDITED)
                                                                     NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                      SEPTEMBER 30                   SEPTEMBER 30
                                                           -----------------------------     -----------------------------
                                                                1997             1998             1997             1998
                                                           ------------     ------------     ------------     ------------
REVENUES:
     Coin calls                                            $     43,884     $     40,513     $     15,742     $     13,578
     Non-coin telecommunication services                         38,678           34,777           11,780           12,300
     Other                                                          468              105              129               66
                                                           ------------     ------------     ------------     ------------
                                                                 83,030           75,395           27,651           25,944
                                                           ------------     ------------     ------------     ------------
OPERATING EXPENSES:
     Line and transmission charges                               17,734           22,163            5,901            7,531
     Telecommunication and validation fees                        9,400            8,816            3,464            2,960
     Location commissions                                        10,577           10,726            4,076            4,167
     Field operations                                            16,493           16,591            5,665            6,057
     Selling, general and administrative                          8,049            9,610            3,192            3,177
     Depreciation and amortization                               16,621           19,126            6,068            6,464
     Other unusual charges and contractual settlements            8,257            2,386            8,257            1,392
                                                           ------------     ------------     ------------     ------------
                                                                 87,131           89,418           36,623           31,748
                                                           ------------     ------------     ------------     ------------

Loss from operations                                             (4,101)         (14,023)          (8,972)          (5,804)

OTHER INCOME (EXPENSE):
     Interest expense - related parties                            (791)          (1,036)            (639)            --
     Interest expense - others                                  (11,493)         (13,009)          (3,865)          (4,906)
     Interest income                                                468              125               21               51
     Other                                                           15              291                5               55
                                                           ------------     ------------     ------------     ------------
                                                                (11,801)         (13,629)          (4,478)          (4,800)
                                                           ------------     ------------     ------------     ------------

NET LOSS                                                   ($    15,902)    ($    27,652)    ($    13,450)    ($    10,604)
                                                           ============     ============     ============     ============


Earnings per share calculation:
Net loss                                                   ($    15,902)    ($    27,652)    ($    13,450)    ($    10,604)
     Preferred dividend payable in kind                            (400)            (261)            (121)             (48)
     Accretion of 14% Preferred to its redemption value            (294)            (764)            (180)            (308)
                                                           ------------     ------------     ------------     ------------

Net loss applicable to common shareholders                 ($    16,596)    ($    28,677)    ($    13,751)    ($    10,960)
                                                           ============     ============     ============     ============

Net loss per common share                                  ($      1.04)    ($      1.72)    ($      0.85)    ($      0.65)
                                                           ============     ============     ============     ============

Weighted average number of shares                            15,937,973       16,624,356       16,176,477       16,736,633
                                                           ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                                       (Unaudited)
                                                                  Year Ended                        Nine Months Ended
                                                              December 31, 1997                     September 30, 1998
                                                      -----------------------------------   -----------------------------------
                                                          Shares             Amount             Shares             Amount
                                                      ----------------   ----------------   ----------------   ----------------

14%  CUMULATIVE REDEEMABLE
       CONVERTIBLE PREFERRED STOCK
       Balance at beginning of year                           120,387             $6,708            138,147             $7,716
       Dividends payable-in-kind                               17,760                514             15,019                261
       Accretion of carrying value to amount
         payable at redemption  on June 30, 2000                    -                494                  -                764

Total Mandatorily Redeemable                          ================   ================   ================   ================
       Preferred Stock                                        138,147             $7,716            153,166             $8,741
                                                      ================   ================   ================   ================



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                                  (UNAUDITED)
                                                                    YEAR ENDED                 NINE MONTHS ENDED
                                                                DECEMBER 31, 1997             SEPTEMBER 30, 1998
                                                      ----------------------------    ---------------------------------
                                                          SHARES          AMOUNT           SHARES            AMOUNT
                                                      ---------------   -----------   ----------------   -------------
SERIES A SPECIAL CONVERTIBLE
       PREFERRED STOCK
       Balance at beginning of year                               -             -                  -               -
       Exercise of warrants                                  12,500            $3                  -               -
       Conversion to common stock                           (12,500)           (3)                 -               -
                                                      --------------   -----------   ----------------   -------------
       Balance at end of period                                   -             -                  -               -
                                                      ==============   -----------   ================   -------------

COMMON STOCK
       Balance at beginning of year                      14,488,828           145         16,360,829            $164
       Company Equity Offering                            1,012,500            10                  -               -
       Exercise of warrants and options                     409,754             4            375,804               4
       Conversion of Series A Preferred                     250,000             3                  -               -
       Other issuances of stock                             199,747             2                  -               -
                                                      ==============   -----------   ================   -------------
       Balance at end of period                          16,360,829           164         16,736,633             168
                                                      ==============   -----------   ================   -------------

ADDITIONAL PAID-IN CAPITAL
       Balance at beginning of year                                        59,104                             62,600
       Company Equity Offering                                              2,815                                  -
       Exercise of warrants and options                                       101                                 25
       Warrants issued to Directors                                             -                                 80
       Other issuances of stock                                               580                                  -
                                                                       -----------                      -------------
       Balance at end of period                                            62,600                             62,705
                                                                       -----------                      -------------

ACCUMULATED DEFICIT
       Balance at beginning of year                                       (42,544)                           (66,806)
       Net loss for the period                                            (23,254)                           (27,652)
       14% Preferred dividends payable-in-kind
          and accretion                                                    (1,008)                            (1,025)
                                                                       -----------                      -------------
       Balance at end of period                                           (66,806)                           (95,483)
                                                                       -----------                      -------------

Total Non-mandatorily Redeemable
       Preferred Stock, Common Stock and
       Other Shareholders' Equity (Deficit)                               ($4,042)                          ($32,610)
                                                                       ===========                      =============












The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
------------------------------------------------------------------------------

                                                                                (UNAUDITED)
                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                             1997          1998
                                                                            --------     --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net loss                                                             ($15,902)    ($27,652)
      Adjustments to reconcile net loss to net cash flows
          from operating activities:
          Depreciation and amortization                                      16,621       19,126
          Amortization of deferred revenues                                    (300)           0
          Gain on disposal of assets                                              -         (292)
          Increase in allowance for doubtful accounts                           693          715
          Other noncash charges                                                 (10)           3
          Change in current assets, net of assets acquired                   (2,368)      (4,760)
          Change in current liabilities, net of liabilities assumed and
               reclassification of long-term debt                             2,051        7,047
                                                                           --------     --------
                                                                                785       (5,813)
                                                                           --------     --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Acquisitions                                                          (48,005)      (2,466)
      Purchases of property and equipment                                    (4,979)      (3,202)
      Purchases of intangible assets                                         (1,051)        (737)
      Change in other assets                                                    (71)        (233)
      Proceeds from sale of assets                                              734          413
                                                                           --------     --------
                                                                            (53,372)      (6,225)
                                                                           --------     --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Proceeds from debt issuance                                               110       12,002
      Proceeds from related party debt                                       21,700        3,090
      Principal payments on borrowings                                       (1,441)        (617)
      Proceeds from issuance of stock                                         2,825            -
      Debt issuance costs                                                    (4,265)      (1,642)
      Proceeds from warrant and option exercises                                108           29
                                                                           --------     --------
                                                                             19,037       12,862
                                                                           --------     --------

Increase (decrease) in cash                                                 (33,550)         824
Cash at beginning of period                                                  46,438        6,519
                                                                           --------     --------
Cash at end of period                                                      $ 12,888     $  7,343
                                                                           ========     ========







The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

(IN THOUSANDS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE,
SHARE AND PER SHARE AMOUNTS)


1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain amounts relating to 1997 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders' equity (deficit) or net loss as previously reported.


2. TERMINATION OF MERGER WITH DAVEL COMMUNICATIONS GROUP, INC.

         On June 11, 1998, PhoneTel Technologies, Inc. ("PhoneTel") entered into an Agreement and Plan of Merger and Reorganization (the "Davel Merger Agreement") with Davel Communications Group, Inc., a publicly held, independent pay telephone provider ("Davel"). Under the terms of the Davel Merger Agreement, which had been unanimously approved by the Boards of Directors of both companies, holders of outstanding common stock of PhoneTel ("PhoneTel Common Stock") were to receive shares of common stock of a newly formed holding company ("New Davel Common Stock"), based upon a maximum value of $3.08 per share of PhoneTel Common Stock. The number of shares of New Davel Common Stock to be issued was to be determined based on the average closing price of Davel's common stock for the 30 consecutive trading days ending on the second day prior to the shareholders' approval of the Davel Merger Agreement, subject to a cap of
0.13765 shares of New Davel Common Stock for each share of PhoneTel Common
Stock.

         The transaction was subject to approval by the Common Stockholders of PhoneTel and Davel, and certain other conditions, including the redemption of PhoneTel's 14% Cumulative Redeemable Convertible Preferred Stock and completion of a cash tender offer for PhoneTel's $125,000 12% Senior Notes due 2006. Under the Davel Merger Agreement, Davel was required to pay PhoneTel a termination fee of $1,000 and expenses not to exceed $500 if the merger was terminated as a result of Davel's failure to obtain the requisite financing to complete these transactions.

         On July 5, 1998, Peoples Telephone Company, Inc., a publicly held, independent pay telephone provider ("Peoples"), also entered into a merger agreement (the "Peoples Merger Agreement") with Davel. The Peoples Merger Agreement is subject to the approval of the holders of Common Stock of both Davel and Peoples and is conditioned on its eligibility for pooling of interests accounting treatment. The Peoples Merger is also conditioned upon conversion of Peoples convertible preferred stock into common stock and receipt by Davel of financing for, and successful consummation of, a cash tender offer for $100,000 of Peoples' 12-1/4% Senior Notes.

         On September 29, 1998, PhoneTel received a letter from Davel purporting to terminate the Davel Merger Agreement. Thereafter, a complaint against PhoneTel was filed in the Court of Chancery of New Castle County, Delaware by Davel, which was subsequently amended, alleging, among other things, equitable fraud and breach of contract relating to the Davel Merger Agreement. On October 27, 1998, PhoneTel filed its answer to the amended complaint denying the substantive allegations contained therein and filed a counterclaim against Davel for breach of contract. At the same time, PhoneTel filed a third party claim against Peoples for tortuous interference with contract alleging that Peoples induced Davel to not comply with the terms of the Davel Merger Agreement.

         PhoneTel is seeking specific performance from Davel, which would require Davel to comply with the terms of the Davel Merger Agreement or, alternatively, for compensatory damages and costs of an unspecified amount. PhoneTel is also seeking injunctive relief enjoining Peoples from further tortuous interference with contract and for compensatory damages and costs of an unspecified amount. Management believes the claims against PhoneTel are without merit and is vigorously pursuing its claims against Davel and Peoples.

         As of September 30, 1998, the Company has incurred $1,141 of costs relating to the Davel Merger Agreement, of which $1,106 was incurred in the third quarter of 1998. Such costs are included in other unusual charges and contractual settlements in the accompanying consolidated statements of operations.

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


     ACQUISITIONS COMPLETED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

         TDS TELECOMMUNICATIONS CORPORATION - MAY 18, 1998 ("TDS")

         The Company entered into an asset purchase agreement to acquire approximately 3,450 installed pay telephones from TDS's network of Local Exchange Carriers ("LECs") for a purchase price of $851. The majority of the pay telephones acquired must be upgraded with the necessary microprocessor technology needed to operate the pay telephones under the Company's operating and management information systems. The estimated aggregate cost to upgrade these pay telephones is approximately $2,000, of which $1,513 has been incurred as of September 30, 1998. The Company began installing the upgrade equipment and operating these pay telephones during the third quarter of 1998 and expects to have all pay telephones operating by the end of 1998.

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

                                            Pro Forma Condensed Statement of Operations Data
                                                    Nine Months        Three Months
                                                 Ended September 30  Ended September 30
                                                       1997              1997
                                                       ----              ----
Total revenues                                      $ 88,025           $ 27,651
Net loss                                             (16,757)           (13,450)
Net loss applicable to
   common shareholders                               (17,450)           (13,751)
Net loss per common share                              (1.10)             (0.85)

         The unaudited pro forma results above are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of 1997 or of future results. The pro forma condensed statement of operations data includes adjustments related to the depreciation and amortization of tangible and intangible assets, interest expense on borrowings used to finance the acquisitions, the weighted average number of common shares outstanding after giving effect to the acquisitions, and excludes the assets and results of operations not acquired.


4.   ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         At December 31, 1997 and September 30, 1998, accounts receivable included $12,938 and $18,238, respectively relating to dial-around compensation. A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes a carrier other than the Company's dedicated provider of long distance and operator assisted service. Payments relating to such receivables are normally received quarterly in arrears. For the nine months ended September 30, 1997 and 1998, revenues from non-coin telecommunication services included $14,366 and $14,474, respectively, relating to dial-around compensation.

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

         Based on the FCC's tentative conclusions in the 1997 Payphone Order, in the third quarter of 1997 the Company adjusted the amount of dial-around compensation recorded in prior quarters from the initial $45.85 rate to $37.20 (131 calls per installed pay telephone per month multiplied by $0.284). Included in this adjustment was a net charge of $965 for dial-around compensation relating to the first quarter of 1997 and $1,001 relating to the second quarter of 1997. These adjustment amounts are included in revenues from non-coin telecommunication services in the third quarter of 1997. In addition, other unusual charges and contractual settlements in the third quarter of 1997 includes an adjustment of $395 relating to the reduction in dial-around compensation for the November 6 to December 31, 1996 period.

         On March 9, 1998, the Common Carrier Bureau of the FCC issued a Memorandum Opinion and Order (the "Memorandum") which, among other things, granted a waiver of the time frame previously scheduled and established a new timetable for LEC's to implement a system for identifying dial-around calls placed from pay telephones ("ANI Identification"). The Memorandum reiterated the obligation of the IXCs to pay, by April 1, 1998, $0.284 per call based on the actual number of dial-around calls per pay telephone if such call data is available. In its

Memorandum, the FCC recognized, given its waiver and extension of the time frame set for certain IXCs for the implementation of ANI Identification, that certain disputes between carriers and pay telephone providers were likely to arise regarding the true number of compensable calls. Therefore, the FCC identified the potential need for it to address true-up requirements for dial-around compensation in a subsequent order and clarified that the timing of the subsequent order in no way relieved or delayed the obligations of IXCs to pay compensation on April 1, 1998. In the first nine months of 1998, the Company has recorded revenues of $14,474 for dial-around compensation based upon a rate of $37.20 per installed pay telephone per month.

         Certain IXCs have asserted in the past, are now asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. A number of parties filed a Motion to Stay the 1997 Payphone Order pending judicial review and filed a motion requesting expedited consideration and briefing schedule with the Court. The Court denied the Motion to Stay and granted the Motion for Expedited Consideration and Briefing Schedule. On May 7, 1998, the Court heard arguments regarding the pending appeals relating to the FCC's 1997 Payphone Order. On May 15, 1998, the Court of Appeals issued an opinion which remanded the 1997 Payphone Order to the FCC for further consideration in order to justify that the dial-around compensation rate should be based on the deregulated local coin rate. The Court of Appeals elected not to vacate the $0.284 per call rate on the understanding that if and when on remand the FCC established some different rate of fair compensation for dial-around calls, the FCC may adjust the dial-around compensation rate retroactively, should the equities so dictate. Further, the Court stated that if, within 6 months from the date of issuance of their order, the FCC fails to adequately respond to the Court's remand, any adversely affected party may request effective relief from the Court. On June 19, 1998, the FCC solicited comments from interested parties on the issues remanded. The Company expects that the FCC will issue its ruling in the current proceeding in early 1999.

         Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through September 30, 1998 is $37.20 per pay telephone per month based on $0.284 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $37.20 per pay telephone per month.


5.   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                              Estimated
                                                            Useful Lives        December 31    September 30
                                                             (in years)            1997            1998
                                                             ----------            ----            ----
       Telephones, boards, enclosures and cases                 3-10            $   41,653      $   46,963
       Furniture, fixtures and other equipment                   3-5                 3,063           3,190
       Leasehold improvements                                    2-5                   424             471
                                                                                ----------      ----------
                                                                                    45,140          50,624
             Less: accumulated depreciation                                        (15,031)        (21,194)
                                                                                ----------      ----------
                                                                                $   30,109      $   29,430
                                                                                ==========      ==========

6.   INTANGIBLE ASSETS

       Intangible assets consisted of the following:



                                                         Amortization Period    December 31    September 30
                                                             (in months)           1997            1998
                                                             -----------           ----            ----
             Location contracts                                60-120            $ 126,775      $  127,424
             Deferred financing costs                          36-120               10,254          11,895
             Non-competition agreements                         24-60                3,731           3,733
             State operating certifications                      60                    567             590
                                                                                 ---------      ----------
                                                                                   141,327         143,642
             Less: accumulated amortization                                        (25,720)        (38,557)
                                                                                 ---------      ----------
                                                                                 $ 115,607      $  105,085
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

         During the second quarter of 1998, the Company borrowed $10,547 under the Revolving Credit Commitment for interest payments due under the Company's $125,000 12% Senior Notes, to fund acquisition and financing costs and for working capital. On July 3, 1998, the Company borrowed an additional $1,453, the remaining amount available under the Credit Agreement, to finance the cost of equipment upgrades relating to the pay telephones acquired as result of the TDS acquisition (See Note 3).

         At September 30, 1998, the Company was not in compliance with certain financial covenants and was in default under its Credit Agreement. Under certain circumstance, such obligations could become immediately due and payable. Accordingly, the Company has classified the amounts due under the Credit Agreement as a current liability in the accompanying consolidated balance sheet at September 30, 1998. The Company has requested and expects to receive from the Agent and Lenders a waiver through December 31, 1998 of the financial covenants in the Credit Agreement with which the Company was not in compliance.


8.   PREFERRED STOCK MANDATORILY REDEEMABLE

         Mandatorily redeemable preferred stock consisted of the following:

                                                                                   December 31           September 30
                                                                                        1997                  1998
                                                                                        ----                  ----
         14% Cumulative Redeemable Convertible Preferred Stock ($60 stated value
         - 200,000 shares authorized; 107,918 shares issued and outstanding, cumulative dividends issuable of 30,229 shares at December 31, 1997
         (valued at $851) and 45,248 shares at September 30, 1998 (valued at
         $1,112); mandatory redemption amount of $9,190 due September 30, 2000)   $     7,716              $   8,741

         The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the nine months ended September 30, 1998, the carrying value of the 14% Preferred was increased by $764 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.


9. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

         Non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity (deficit) consisted of the following:

                                                                               December 31        September 30
                                                                                   1997               1998
                                                                                   ----               ----
         Series A Special Convertible Preferred Stock ($0.20 par value, $0.20
           stated value - 250,000 shares authorized; no shares issued)                   -                   -
         Common Stock
           ($0.01 par value - 50,000,000 shares authorized; 16,360,829 and
           16,736,633 shares issued and outstanding at December 31, 1997 and
           September 30, 1998, respectively)                                    $      164          $      168
         Additional paid-in capital                                                 62,600              62,705
         Accumulated deficit                                                        (66,806)            (95,483)
                                                                                -----------         -----------
                                                                                ($    4,042)       ($    32,610)
                                                                                ===========         ===========

                                       14

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

         As of September 30, 1998, two of the Company's former lenders held warrants which were exercisable into 192,324 shares of Series A Special Convertible Preferred Stock (the "Series A Warrants") at an exercise price of $0.20 per share. Each share of Series A Preferred is convertible into 20 shares of Common Stock. On October 13, 1998, the Company received notice from one of the former lenders which purported to exercise its put right as defined in the agreement for the Series A Warrants (the "Warrant Agreement"), with respect to 89,912 Series A Warrants and 124,300 Common Shares. The Warrant Agreement specifies that the Company is to redeem Series A Warrants that are convertible into shares of Common Stock. The Company does not intend to make payment pursuant to this purported exercise of a put right. Further, to make such a payment would constitute a breach of the 12% Senior Notes indenture. The Company intends to engage in further discussions with said former lender regarding such notice.

         On November 13, 1998 the other former lender exercised Series A Warrants to purchase and immediately converted their Series A Convertible Preferred Stock to Common Stock. This exercise resulted in the issuance of 2,017,500 shares of Common Stock, net of Common Stock not issued in lieu of cash payment.

10.  CONTINGENCIES

         The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management's opinion, all such outstanding matters of which the Company has knowledge have been reflected in the financial statements or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENT DATA

         The Company's wholly-owned subsidiary, Cherokee Communications, Inc. ("Cherokee") which was acquired January 1, 1997, is a guarantor of the $125,000 12% Senior Notes due 2006. The following are the condensed consolidating financial statements of PhoneTel and Cherokee as of September 30, 1998, and for the nine months ended September 30, 1998.

Condensed Consolidating Financial Statements


Balance Sheet, at September 30, 1998

                                           PhoneTel       Cherokee(a)     Eliminations    Consolidated
                                           --------       -----------     ------------    ------------
Current assets                            $    19,808     $      8,831             -      $       28,639
Property and equipment, net                    24,466            4,964             -              29,430
Intangible assets, net                         66,754           38,331             -             105,085
Other non-current assets                       59,103            6,700      ($65,229)                574
                                          -----------     ------------      --------      --------------
Total                                     $   170,131     $     58,826      ($65,229)     $      163,728
                                          ===========     =============     ========      ==============


Current liabilities                       $    47,166     $     15,418                    $       62,584
Inter-company debt                                              65,229       (65,229)                  -
Long-term debt and capital leases             124,199              814             -             125,013
14% Preferred stock                             8,741                -             -               8,741
Other equity (deficit)                         (9,975)         (22,635)            -             (32,610)
                                          -----------     ------------      --------      --------------
Total                                     $   170,131     $      58,826     ($65,229)     $      163,728
                                          ===========     =============     ========      ==============


Statement of Operations, for the nine months ended September 30, 1998

Total revenues                            $    46,187     $     29,208             -      $       75,395
Operating expenses                             56,493           32,925             -              89,418
                                          -----------     ------------      --------      --------------
Loss from operation                           (10,306)          (3,717)            -             (14,023)
Other income (expense), net                    (5,606)          (8,023)            -             (13,629)
                                          -----------     ------------      --------      --------------
Net loss                                 ($    15,912)   ($     11,740)            -     ($       27,652)
                                          ===========     =============     ========      ==============


         (a) The Cherokee separate financial statement data reflects the push down of the Company's debt, related interest expense and allocable debt issue costs associated with the Company's acquisition of Cherokee.


12.  FINANCIAL CONDITION

         The Company's working capital (excluding long-term debt reclassified as currently payable) declined from $7,839 at December 31, 1997 to $6,069 at September 30, 1998, a decrease of $1,770. Cash flows provided by (used in) operating activities declined from $785 for the nine months ended September 30, 1997 to ($5,813) for the nine months ended September 30, 1998, a decrease of $6,598, primarily due to the increase in the Company's net loss. The Company's net loss increased from $15,902 to $27,652 for the nine months ended September 30, 1997 and 1998, respectively. At September 30, 1998, the Company had a deficit of $32,610 in stockholders equity (excluding mandatorily redeemable preferred stock) as a result of the current and prior year losses. The Company was not in compliance with certain financial covenants at September 30, 1998 resulting in a default under its Credit Agreement. The Company has requested and expects to receive from the Agent and the Lenders a waiver through the December 31, 1998 reporting date of its non-compliance with certain financial covenants contained in the Credit Agreement.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flows from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources. There can be no assurance that coin or non-coin revenues will increase, that revenues from dial-around compensation will continue at rates anticipated and be received by the Company in the amounts recorded as receivables, or that operating expenses can be maintained at present or reduced levels. To the extent that cash flows from operating activities are insufficient to meet the Company's cash needs, there can be no assurance that the Company can obtain additional financing to meet its debt service and other cash requirements.

         As discussed in Note 2, the Davel Merger Agreement has been terminated along with the planned cash tender offer by Davel of PhoneTel's 12% Senior Notes due 2006 ("Note"). The Company is currently negotiating with representatives of the note holders to restructure this debt to reduce the Company's debt service requirements. Although Management believes they will be able to restructure the Company's obligations under the 12% Senior Notes, there can be no assurance that such restructuring will be completed. In the event the Company is unable to restructure this debt or obtain additional financing, it is unlikely that cash flow from operations will be sufficient to make the required interest payment thereunder. If the Company fails to meet its debt service, such debt could become immediately due and payable. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES Revenues decreased by $7,635 or 9.2%, from $83,030 for the first nine months of 1997 to $75,395 for the first nine months of 1998. This decrease is primarily due to a decline in call volume, offset in part by the increase in the local coin call rate from $0.25 to $0.35, and the decrease in revenues from non-coin telecommunication services as discussed below. The average number of installed pay telephones increased from 42,073 for the nine months ended September 30, 1997 to 43,223 for the nine months ended September 30, 1998, an increase of 1,150 or 2.7%. This increase was principally due to acquisitions in the second quarter of 1997 and 1998.

         Revenues from coin calls decreased by $3,371 or 7.7%, from $43,884 for the nine months ended September 30, 1997 to $40,513 for the nine months ended September 30, 1998. The decrease is primarily due to a decline in the number of local coin calls which represents approximately 70% of total coin revenue. During the fourth quarter of 1997, the Company increased its local coin call rate from $0.25 to $0.35 and, as initially expected, experienced a reduction in call volume. There can be no assurance that coin call volumes will return to historical levels or that coin revenue per phone will increase in excess of historical levels. To a lesser extent, coin revenues have been adversely affected by changes in customer and geographic mix and adverse weather conditions in the first quarter of 1998.

         Revenues from non-coin telecommunication services decreased by $3,901 or 10.1%, from $38,678 for the nine months ended September 30, 1997 to $34,777 for the nine months ended September 30, 1998. Of this decrease, long distance revenues from operator service providers decreased by $4,009 principally due to a reduction in the number of operator service calls as a result of continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation. In addition, revenues from dial-around compensation increased by $108 compared to the nine months ended September 30, 1997, due to the increase in the average number of installed pay telephones. In the third quarter of 1997, the Company recorded an adjustment of $2,361 to reduce dial-around compensation previously recognized as a result of regulatory changes discussed below. Of this amount, $1,966 relating to the six months ended June 30, 1997 has been classified herein as a reduction in revenues from non-coin telecommunication services and $395 relating to the fourth quarter of 1996 has been classified as other unusual charges and contractual settlements.

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

         Based on the FCC's tentative conclusions in the 1997 Payphone Order, in the third quarter of 1997 the Company adjusted the amount of dial-around compensation recorded in prior quarters from the initial $45.85 rate to $37.20 (131 calls per installed pay telephone per month multiplied by $0.284). Included in this adjustment was a net charge of $965 for dial-around compensation relating to the first quarter of 1997 and $1,001 relating to the second quarter of 1997. These adjustment amounts were included in revenues from non-coin telecommunication services in the third quarter of 1997. In addition, other unusual charges and contractual settlements in the third quarter of 1997 includes an adjustment of $395 relating to the reduction in dial-around compensation for the November 6 to December 31, 1996 period.

         On March 9, 1998, the Common Carrier Bureau of the FCC issued a Memorandum Opinion and Order (the "Memorandum") which, among other things, granted a waiver of the time frame previously scheduled and established a new timetable for LEC's to implement a system for identifying dial-around calls placed from pay telephones ("ANI Identification"). The Memorandum reiterated the obligation of the IXCs to pay, by April 1, 1998, $0.284 per call based on the actual number of dial-around calls per pay telephone if such call data is available. In its Memorandum, the FCC recognized, given its waiver and extension of the time frame set for certain IXCs for the implementation of ANI Identification, that certain disputes between carriers and pay telephone providers were likely to arise regarding the true number of compensable calls. Therefore, the FCC identified the potential need for it to address true-up requirements for dial-around compensation in a subsequent order and clarified that the timing of the subsequent order in no way relieved or delayed the obligations of IXCs to pay compensation on April 1, 1998. In the first nine months of 1998, the Company has recorded revenues of $14,474 for dial-around compensation based upon a rate of $37.20 per installed pay telephone per month.

         Certain IXCs have asserted in the past, are now asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than the $0.284 per call. A number of parties filed a Motion to Stay the 1997 Payphone Order pending judicial review and filed a motion requesting expedited consideration and briefing schedule with the Court. The Court denied the Motion to Stay and granted the Motion for Expedited Consideration and Briefing Schedule. On May 7, 1998, the Court heard arguments regarding the pending appeals relating to the FCC's 1997 Payphone Order. On May 15, 1998, the Court of Appeals issued an opinion which remanded the 1997 Payphone Order to the FCC for further consideration in order to justify that the dial-around compensation rate should be based on the deregulated local coin rate. The Court of Appeals elected not to vacate the $0.284 per call rate on the understanding that if and when on remand the FCC established some different rate of fair compensation for dial-around calls, the FCC may adjust the dial-around compensation rate retroactively, should the equities so dictate. Further, the Court stated that if, within six months from the date of issuance of their order, the FCC fails to adequately respond to the Court's remand, any adversely affected party may request effective relief from the Court. On June 19, 1998, the FCC solicited comments from interested parties on the issues remanded. The Company expects that the FCC will issue its ruling in the current proceeding in early 1999.

         Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through September 30, 1998 is $37.20 per pay telephone per month based on $0.284 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $37.20 per pay telephone per month.

         Other revenues decreased $363 from $468 for the nine months ended September 30, 1997 to $105 for the nine months ended September 30, 1998. This decrease was primarily the result of the amortization of a deferred operator services bonus received in 1996.

         OPERATING EXPENSES. Total operating expenses increased $2,287, or 2.6%, from $87,131 for the nine months ended September 30, 1997 to $89,418 for the nine months ended September 30, 1998. The increase was due to increases in line and transmission charges, selling, general and administrative expenses ("SG&A expense"), and depreciation and amortization. Such increases were due in part to increases in amounts charged by LEC's for the provision of local telephone service, the increase in the average number of installed pay telephones, and the increase in the number of sales and administrative personnel added as a result of acquisitions in the first and second quarters of 1997. These increases were offset in part by the decrease in other unusual charges and contractual settlements as explained below.

         Line and transmission charges increased $4,429, or 25.0%, from $17,734 for the nine months ended September 30, 1997 to $22,163 for the nine months ended September 30, 1998. Line and transmission charges represented 21.4% of total revenues for the nine months ended September 30, 1997 and 29.4% of total revenues for the nine months ended September 30, 1998, an increase of 8.0%. The dollar increase was due to the increase in the average number of installed pay telephones and the increase in the average line and transmission charge per phone. The average line and transmission charge per phone increased as a result of the increased charges by LECs for end user common line charges, Preferred Interexchange Carrier charges ("PICC"), "flex ANI" charges for implementation of ANI Identification, and to a more limited extent, state Universal Service Fund fees ("USF") passed through to users such as independent public pay telephone providers. The increase as a percentage of revenues also reflects the effect of the decrease in revenues discussed above.

         Telecommunication and validation fees which consist primarily of processing costs relating to operator services decreased by $584, or 6.2%, from $9,400 for the nine months ended September 30, 1997 to $8,816 for the nine months ended September 30, 1998. Telecommunication and validation fees represented 11.3% of total revenues for the nine months ended September 30, 1997 and 11.7% for the nine months ended September 30, 1998, an increase of 0.4%. The dollar decrease was primarily the result of the decrease in operator service calls compared to the first nine months of 1997. The percentage increase was mostly the result of changes in the call volumes processed by various operator service providers pursuant to contracts with different rates for providing such services.

         Location commissions increased $149, or 1.4%, from $10,577 for the nine months ended September 30, 1997 to $10,726 for the nine months ended September 30, 1998. Location commissions represented 12.7% of total revenues for the nine months ended September 30, 1997 and 14.2% for the nine months ended September 30, 1998, an increase of 1.5%. The dollar and percentage increases are due to the increase in commission rates in response to competitive demands for new location providers as well as renewal of location contracts with existing location providers. Higher commission rates on location contracts relating to acquisitions completed at the end of the second quarter of 1997 also contributed to these increases.

         Field operations which consists principally of field operations personnel costs, rents and utilities of the local service facilities, and repair and maintenance of the Company's installed pay telephone base, increased $98, or 0.6%, from $16,493 for the nine months ended September 30, 1997 to $16,591 for the nine months ended September 30, 1998. Field operations represented 19.9% of total revenues for the nine months ended September 30, 1997 and 22.0% of total revenues for the nine months ended September 30, 1998. The dollar increase in 1998 compared to 1997 was primarily due to the increase in service vehicle costs and Universal Service Fees, offset in part by efficiencies achieved in integrating the operations of companies previously acquired. The percentage increase was a result of the lower revenues during the first nine months of 1998.

         SG&A expenses increased $1,561, or 19.4%, from $8,049 for the nine months ended September 30, 1997 to $9,610 for the nine months ended September 30, 1998. SG&A expenses represented 9.7% of total revenues for the nine months ended September 30, 1997 and 12.7% of total revenues for the nine months ended September 30, 1998, an increase of 3.0%. The dollar and percentage increases were primarily due to an expansion of the sales force, the transfer of technical support and other personnel from the Company's Jacksonville, Texas (former Cherokee headquarters) local service facility to the Company's headquarters in the second quarter of 1997, and an increase in telephone expense.

         Depreciation and amortization increased $2,505, or 15.1%, from $16,621 for the nine months ended September 30, 1997 to $19,126 for the nine months ended September 30, 1998. Depreciation and amortization represented 20.0% of total revenues for the nine months ended September 30, 1997 and 25.4% of total revenues for the nine months ended September 30, 1998, an increase of 5.4%. The dollar and percentage increases were primarily due to the acquisitions previously completed and expansion of the Company's public pay telephone base. The percentage increase was also due to the reduction in total revenues.

         Other unusual charges and contractual settlements decreased $5,871, or 71.9% from $8,257 for the nine months ended September 30, 1997 to $2,386 for the nine months ended September 30, 1998. For the nine months ended September 30, 1998, other unusual charges and contractual settlements consisted of: (i) costs incurred in connection with the Davel Merger Agreement which has been terminated, $1,141; (ii) certain fees relating to amendments to the Company's Credit Agreement, $314; and (iii) legal and professional fees relating to non-recurring litigation and contractual matters, $931. For the nine months ended September 30, 1997, other unusual charges and contractual settlements consisted of: (i) a forfeited deposit, professional fee and related expense applicable to the termination of the proposed acquisition of CCI, $7,818; (ii) a retroactive adjustment to dial-around compensation relating to the fourth quarter of 1996 resulting from regulatory changes in 1997, $395; and (iii) other non-recurring items, $44.

         OTHER INCOME (EXPENSE). Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $1,761, or 14.3%, from $12,284 for the nine months ended September 30, 1997 to $14,045 for the nine months ended September 30, 1998. Interest expense represented 14.8% of total revenues for the nine months ended September 30, 1997 and 18.6% of total revenues for the nine months ended September 30, 1998, an increase of 3.8%. The dollar and percentage increases were a result of the additional borrowings under the Company's Credit Agreement in 1997 and 1998 and the increase in the interest rate under the Third Amendment in the second quarter of 1998. Interest income for the first nine months of 1998 decreased $343 due to the utilization of acquisition deposits in 1997 and the reduction in cash invested compared to the first nine months of 1997. Other income increased $276 primarily due to the sale of the Company's Jacksonville, Texas land and building during the second quarter of 1998.



         EBITDA. EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) decreased $13,288, or 64.0%, from $20,777 for the nine months ended September 30, 1997 to $7,489 for the nine months ended September 30, 1998. EBITDA represented 25.0% of total revenues for the nine months ended September 30, 1997 and 9.9% of total revenues for the nine months ended September 30, 1998, a decrease of 15.1%. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation), and the increases in line and transmission charges and SG&A expenses. EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.



LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. The Company had working capital, excluding long-term debt reclassified as current, of $6,069 at September 30, 1998, compared to $7,839 at December 31, 1997, a decrease of $1,770, resulting primarily from an increase in accounts receivable relating to dial-around compensation offset by the increase in accrued interest and accounts payable. Net cash provided by (used in) operating activities during the nine months ended September 30, 1997 and 1998 were $785 and $(5,813), respectively. Net cash used in operations resulted mainly from the increase in the net loss for the nine months ended September 30, 1998, offset in part by higher non-cash charges for depreciation and amortization and an increase in cash flow provided by current assets and liabilities, net of assets acquired and reclassification of long-term debt.

         Cash used in investing activities during the nine months ended September 30, 1997 and 1998 was $53,372 and $6,225, respectively. Cash used in investing activities in the first nine months of 1997 consisted primarily of payments and deposits to acquire companies and purchases of property and equipment, offset by the release of the escrowed cash equivalents for the closing of the Cherokee acquisition. In the first nine months of 1998, cash used in investing activities consisted mainly of purchases of telephones and other property and equipment and the pay telephones acquired as part of the TDS acquisition.

         Cash flows provided by financing activities during the first nine months ended September 30, 1997 and 1998 were $19,037 and $12,862, respectively, which in 1997 consisted primarily of the net proceeds from the exercise of the underwriters' overallotment pursuant to the Company equity offering completed on December 18, 1996, offset by additional debt offering expenses and additional borrowings under the Credit Agreement to fund acquisitions. Cash flows provided by financing activities during the nine months ended September 30, 1998 consisted primarily of borrowings under the Company's Credit Agreement for acquisitions, capital expenditures, interest on the Company's 12% Senior Notes, and working capital purposes, offset by additional debt financing costs.

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


         At September 30, 1998, the Company was not in compliance with certain financial covenants resulting in a default under the Credit Agreement. Such financial covenant noncompliance could, at the discretion of the Lenders, cause such obligation to become immediately due and payable. Accordingly, the Company has classified the amounts due under the Credit Agreement as a current liability in the accompanying consolidated balance sheet at September 30, 1998. The Company has requested and expects to receive from the Agent and the Lenders a waiver through December 31, 1998 of the financial covenants in the Credit Agreement with which the Company was not in compliance.

         The Company's working capital (excluding long-term debt reclassified as currently payable) declined from $7,839 at December 31, 1997 to $6,069 at September 30, 1998, a decrease of $1,770. Cash flows provided by (used in) operating activities declined from $785 for the nine months ended September 30, 1997 to ($5,813) for the nine months ended September 30, 1998, a decrease of $6,598, primarily due to the increase in the Company's net loss. The Company's net loss increased from $15,902 to $27,652 for the nine months ended September 30, 1997 and 1998, respectively. At September 30, 1998, the Company had a deficit of $32,610 in stockholders equity (excluding mandatorily redeemable preferred stock) as a result of the current and prior year losses.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flows from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources. There can be no assurance that coin or non-coin revenues will increase, that revenues from dial-around compensation will continue at rates anticipated and be received by the Company in the amounts recorded as receivables, or that operating expenses can be maintained at present or reduced levels. To the extent that cash flows from operating activities are insufficient to meet the Company's cash needs, there can be no assurance that the Company can obtain additional financing to meet its debt service and other cash requirements.

         As discussed in Note 2, the Davel Merger Agreement has been terminated along with the planned cash tender offer by Davel of PhoneTel's 12% Senior Notes due 2006. The Company is currently negotiating with representatives of the note holders to restructure this debt. Although management believes it will be able to obtain the agreement of such representatives to restructure the Company's obligations under the 12% Senior Notes, there can be no assurance that such restructuring will be completed. In the event the Company is unable to restructure this debt or obtain additional financing, it is unlikely that cash flow from operations will be sufficient to meet the debt service required thereunder. If the Company fails to meet its debt service, such debt could become immediately due and payable. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CAPITAL EXPENDITURES

         For the nine months ended September 30, 1998, the Company had capital expenditures (exclusive of acquisitions) of $3,202, which were financed by cash flows from operations and proceeds from the Company's Credit Agreement. Capital expenditures are principally for replacement and expansion of the Company's installed public pay telephone base and include purchases of telephones, related equipment, site contracts, operating equipment and computer hardware.

SEASONALITY

         The seasonality of the Company's historical operating results has been affected by shifts in the geographic concentrations of its public pay telephones resulting from acquisitions and other changes to the Company's customer mix. Historically, revenues and related expenses during the first three months of the year have been lower than the remainder of the year due to weather conditions that affect pay telephone usage.


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

         The Company has completed a detailed assessment of the Year 2000 Issue and has developed a plan for compliance. In the fourth quarter of 1998, the Company began to implement its plan relating to its accounting, business operations and corporate telephone systems. Complete implementation of the Company's plan is dependent, among other things, upon receiving updated versions of proprietary software from pay telephone manufacturers and replacement of the Company's central office telephone switch. The cost to achieve full compliance is currently estimated to be approximately $500.

         Management believes the Company will be able to implement its plan and achieve full Year 2000 compliance before the end of 1999. Management does not believe the Year 2000 issue will have a material effect on future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On September 29, 1998, PhoneTel received a letter from Davel purporting to terminate the Davel Merger Agreement (see Notes 2). On October 1, 1998, a complaint against PhoneTel under Civil Action No. 16675 was filed in the Court of Chancery of New Castle County, Delaware by Davel, which was subsequently amended on October 9, 1998, alleging, among other things, equitable fraud and breach of contract relating to the Davel Merger Agreement. Davel is seeking a declaratory judgement terminating the Davel Merger Agreement or, alternatively, an order to rescind the merger agreement, and compensatory damages and costs of an amount in excess of $1,000.

         On October 27, 1998, PhoneTel filed its answer to the amended complaint denying the substantive allegations contained therein and filed a counterclaim against Davel for breach of contract. On the same date, PhoneTel filed a third party claim against Peoples for tortuous interference with contract alleging that Peoples induced Davel to not comply with the terms of the Davel Merger Agreement.

         PhoneTel is seeking specific performance from Davel, which would require Davel to comply with the terms of the Davel Merger Agreement, or alternatively for compensatory damages and costs of an unspecified amount. PhoneTel is also seeking injunctive relief enjoining Peoples from further tortuous interference with contract and for compensatory damages and costs of an unspecified amount. Management believes the claims against PhoneTel are without merit and is vigorously pursuing its claims against Davel and Peoples.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)       EXHIBITS:

(27)     Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K dated September 28, 1998 reporting a transaction under Item 1, change in control of registrant, reporting the receipt of a letter from Davel Communication purporting to terminate the Agreement and Plan of Merger and Item 5, other events, reporting that the American Stock Exchange had notified the Company that the Company does not meet the criteria for continued listing.

         The Company filed a report on Form 8-K, dated November 9, 1998 under
Item 4 reporting that the Company's independent accountants, PricewaterhouseCoopers LLP, had resigned.

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              PHONETEL TECHNOLOGIES, INC.


November 16, 1998                             By: /s/  Peter G. Graf
                                              ---------------------------------
                                              Peter G. Graf
                                              Chairman of the Board and
                                              Chief Executive Officer


November 16, 1998                             By: /s/ Richard P. Kebert
                                              ---------------------------------
                                              Richard P. Kebert
                                              Chief Financial Officer and
                                              Treasurer
                                              (Principal Financial Officer and
                                              Accounting Officer)