Form 10-K405
period 1998-12-31
PHONETEL TECHNOLOGIES INC
filed 1999-03-31
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            OHIO                                        34-1462198
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO   44114-1195
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               (ZIP CODE)

                                 (216) 241-2555
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                           NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                     ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $0.01                                      NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
          COMMON STOCK, $0.01 PAR  VALUE
               (TITLE OF CLASS)

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


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was $924,000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 22, 1999 was 18,754,133.

                       Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement for use at the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.      BUSINESS

     PhoneTel Technologies, Inc. (the "Company" or "PhoneTel") was incorporated under the laws of the State of Ohio on December 24, 1984. The Company operates in the telecommunications industry, which encompasses the installation and operation, in and on property owned by others, of public payphones on a revenue sharing basis and the resale of operator assisted and long distance services. The Company considers this to be a single reportable business segment. The office of the Company's Chief Executive Officer and Chairman of the Board is located at 6 East 43rd Street, New York, New York 10017. In addition, The Company maintains certain administrative offices located at North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio 44114-1195 and its telephone number is (216) 241-2555.

     The Company owns, operates, services, and maintains a system of public payphones. The Company derives substantially all of its revenues from coin and non-coin calls placed from its public payphones. The Company enters into contracts with the owners of premises ("Location Owners") to operate public payphones at locations where significant demand exists for public payphone services, such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals.

     The Company has increased its revenue base from 2,350 installed public payphones at December 31, 1993 to 42,685 at February 28, 1999. This growth from 1993 was principally achieved through acquisitions and to a lesser extent through new payphone installations resulting from the Company's internal sales and marketing efforts.

     During the past several years, the Company's objective had been to expand its payphone base through acquisitions as well as through internal growth, thereby achieving economies of scale while implementing cost savings. The Company's management believes that there is a significant opportunity to consolidate the highly fragmented independent segment of the public payphone industry. Selective acquisitions have enabled PhoneTel to expand its geographic presence and further its strategy of clustering its public payphones more rapidly than would have been possible with new installations.

     The Company has sought to install new public payphones and has focused its internal sales and marketing efforts to obtain additional contracts to own and operate public payphones with new and existing national, regional and local accounts. In evaluating locations for the installation of public payphones, the Company conducts a site survey to examine various factors, including population density, traffic patterns, historical usage information and other geographic factors. The installation of public payphones in new locations is generally less expensive than acquiring public payphones. As part of its strategy to continue to reduce operating costs, the Company outsources its long distance and operator services to a number of subcontractors that are operator service providers ("OSPs"), principally U.S. Long Distance Communications, Inc. ("USLD").

     Substantially all of the Company's public payphones are "smart" telephones and are operated by means of advanced microprocessor technology that enables the telephones to perform substantially all of the necessary coin-driven and certain non coin-driven functions independent of the Company's central office. Unlike "dumb" telephones used by most Regional Bell Operating Companies ("RBOCs") and other Local Exchange Carriers ("LECs"), smart telephones, in concert with PhoneTel's management information systems, enable PhoneTel to continuously determine each telephone's operability and need for service as well as its readiness for collection of coin revenues. Rate changes and other software-dependent functions can be performed from the central office without dispatching service technicians to individual public payphones of the Company.

     The Company employs both advanced telecommunications technology and trained field technicians as part of its commitment to provide superior customer service. The technology used by PhoneTel enables it to maintain accurate records of telephone activity which can be verified by customers, as well as respond quickly to equipment malfunctions. The Company's standard of performance is to repair malfunctions within 24 hours of their occurrence.

     The Company seeks to promote and achieve recognition of its products and services by posting the "PhoneTel" label on all of its public payphones. The Company believes that achieving market recognition will facilitate its expansion strategy by enhancing its ability to obtain additional accounts and encouraging the use of its public payphones in locations where consumers have multiple payphone options.

     As discussed in Note 2 to the consolidated financial statements and Item 7, Liquidity and Capital Resources, the Company was not in compliance with certain financial covenants under its Credit Agreement at December 31, 1998 and is in default on this debt. Further, the Company was unable to make the interest payment due on December 15, 1998 under the Company's 12% Senior Notes and is in default on this debt.


INDUSTRY OVERVIEW

     Public payphones are primarily owned and operated by RBOCs, other LECs and Independent Payphone Providers ("IPPs"). Of the approximately 2.5 million public payphones operated in the United States in 1995, the Multimedia Telecommunications Association estimated that approximately 87% were operated by RBOCs and other LECs and approximately 13% were operated by IPPs. Within the United States, the Multimedia Telecommunications Association estimates that there were approximately 342,000 public payphones owned by IPPs in 1995. Today's telecommunications marketplace was principally shaped by the 1984 court-directed divestiture of the RBOCs by American Telephone & Telegraph Company ("AT&T"). The AT&T divestiture and the many regulatory changes adopted by the FCC and state regulatory authorities in response to the AT&T divestiture, including the authorization of the connection of competitive or independently-owned public payphones to the public switched network, have resulted in the creation of new business segments in the telecommunications industry. Prior to these developments, only RBOCs or other LECs owned and operated public payphones.

     As part of the AT&T monopoly break-up, the United States was divided into geographic areas known as local access transit areas ("LATAs") designed to differentiate between local telephone service and long-distance telephone service. Traditionally, RBOCs and other LECs provide intraLATA telephone service pursuant to tariffs filed with and approved by state regulatory authorities. Until recently, RBOCs were prohibited from offering or deriving revenues or income from interLATA telecommunications services. Long distance companies, (referred to as interexchange carriers or "IXCs"), such as AT&T and MCI Communications Corporation ("MCI"), provide interLATA services and, in some circumstances, may also provide long distance service within LATAs. An interLATA long distance telephone call generally begins with an originating LEC transmitting the call from the originating telephone to a point of connection with a long distance carrier. The long distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long distance network to the LEC servicing the local area in which the recipient of the call is located. This terminating LEC then delivers the call to the recipient.

     Under the February 8, 1996 enactment of the Telecommunications Act, the RBOCs may provide interLATA telecommunications services and may compete for the provision of interLATA toll calls upon receipt of all necessary regulatory approvals and the satisfaction of applicable conditions. The Telecommunications Act permits the RBOCs to provide virtually all "out of region" long distance telecommunications services immediately upon the receipt of any state and/or federal regulatory approvals otherwise applicable to long distance service. For the RBOCs and other LECs to provide interLATA toll service within the same states in which they also provide local exchange service ("in-region service"), prior FCC approval must be obtained. The timing of such approval is unclear and may depend on the outcome of litigation related to recent regulations promulgated by the FCC relating to the duties of RBOCs and other incumbent LECs under section 251 of the Telecommunications Act. This FCC approval to provide "in-region" service is conditioned upon, among other things, a showing by an RBOC or other LEC that, with certain limited exceptions, facilities-based local telephone competition is present in its market, and that it has satisfied the 14-point "competitive checklist" established by the Telecommunications Act which includes, among other things, that the RBOC or other LEC has entered into at least one interconnection agreement. In addition, the Telecommunications Act is designed to facilitate the entry of any entity (including cable television companies and utilities) into both the competitive local exchange and long distance telecommunications markets. As a result of the Telecommunications Act, long distance companies (such as AT&T and MCI), cable television companies, utilities and other new competitors will be able to provide local exchange service in competition with the incumbent RBOC or other LEC. This should ultimately increase the number and variety of carriers that provide local access line service to IPPs such as PhoneTel.

     Prior to 1987, coin calls were the sole source of revenues for IPPs. Long distance calling card and collect calls from these public payphones were handled exclusively by AT&T. Beginning in 1987, a competitive operator service system developed which allowed OSPs, including long distance companies such as MCI, to handle non-coin calls and to offer IPPs companies commissions for directing operator assisted or calling card calls to them. See "Regulatory Matters."

     Generally, public payphone revenues may be generated through: (i) coin calls; (ii) operator service calls ("0+," i.e., credit card, collect and third number billing calls, and "0-," i.e., calls transferred by the LECs to the OSPs requested by the caller); and (iii) access code calls using carrier access numbers (e.g., "1010XXX" codes, "1-800," "1-888" or "950"). Section 276 of the
Telecommunications Act and the FCC's implementing regulations (both of which were recently enacted) permit IPPs to generate additional revenues from all of these three categories, each of which consists of local, intraLATA toll, intrastate interLATA, interstate interLATA and international call components. See "Regulatory Matters."

     ACQUISITIONS

     In recent years the Company has sought to grow its payphone base through acquisitions. The following table summarizes in reverse chronological order PhoneTel's significant acquisitions in 1996, 1997 and 1998.

                                                                                 NUMBER OF
                                                             DATE OF             INSTALLED              PRIMARY
           COMPANY ACQUIRED                                ACQUISITION           PAYPHONES            AREAS SERVED
           ----------------                                -----------           ---------            ------------
TDS Telecommunications Corporation                        May 18, 1998             3,407               Tennessee,
("TDS")                                                                                            Wisconsin, Maine,
                                                                                                  Michigan, Minnesota
London Communications, Inc. ("London")                    June 10, 1997            2,519             Georgia, North
                                                                                                    Carolina, South
                                                                                                        Carolina
American Public Telecom, Inc.                             May 30, 1997               859                Michigan
("American")
Advance Pay Systems, Inc. ("Advance")                     May 30, 1997               800                Virginia
Coinlink, LLC ("Coinlink")                              February 14, 1997            300                Oklahoma
RSM Communications, Inc. ("RSM")                        January 31, 1997             292               Tennessee
Americom, Inc. ("Americom")                             January 17, 1997              99                Arizona
Texas Coinphone ("Texas Coinphone")                     January 14, 1997           1,250                 Texas
Cherokee Communications, Inc.                            January 1, 1997           3,949           Texas, New Mexico,
("Cherokee")                                                                                        Colorado, Utah,
                                                                                                        Montana
Amtel Communications Services ("Amtel")                September 13, 1996          6,872              California,
                                                                                                  Washington, Oregon,
                                                                                                        Colorado
Payphones of America, Inc. ("POA")                       August 1, 1996            3,115          Missouri, Illinois,
                                                                                                        Virginia
International Pay Phones, Inc. of South                  March 15, 1996            2,101            North Carolina,
Carolina and International Pay Phones, Inc.                                                         South Carolina,
of Tennessee ("International Pay Phone")                                                               Tennessee
Paramount Communications Systems, Inc.                   March 15, 1996            2,528                Florida
("Paramount")                                                                     ------

Total installed public payphones acquired
in the three year period ended December 31, 1998                                  38,091
                                                                                  ======
Total installed public payphones at February 28, 1999*                            42,685
                                                                                  ======

 * Includes 558 "dumb" payphones acquired from TDS in 1998 which are currently being converted into "smart" payphones.

     With the exception of Cherokee, each of the companies or businesses listed in the foregoing chart was acquired by PhoneTel either as an asset purchase or a stock purchase with a subsequent merger of the acquired entity into the

Company, with PhoneTel being the surviving corporation. Cherokee is the Company's sole active subsidiary and is 100% owned by the Company.

     PRODUCTS AND SERVICES

     The Company's primary business is to obtain contracts, either through acquisitions or internal growth, from Location Owners to install and operate public payphones on a revenue sharing basis. The Company installs public payphones in properties owned or controlled by others where significant demand exists for public payphone services, such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals, at no cost to the Location Owner. The Company services and collects the revenue generated from the public payphones and pays the Location Owner a share of the revenues generated by the telephone in consideration for permitting the installation of the payphone on its premises.

     The term of a location agreement generally ranges from three to ten years and usually provides for an automatic renewal of the term of the contract unless it is canceled by the Location Owner pursuant to the terms of the agreement. The Company can generally terminate a location agreement on 30 days' prior notice to the Location Owner if the public payphone does not generate sufficient total revenues for two consecutive months. Under certain of the Company's Location Owner agreements, the failure of PhoneTel to remedy a default within a specified period after notice may give the Location Owner the right to terminate such location agreement. The duration of the contract and the commission arrangement depends on the location, number of telephones and revenue potential of the account.

     Substantially all of the Company's public payphones accept coins as well as other forms of payment for local or long-distance calls. The Company's public payphones generate coin revenues primarily from local calls. Prior to October 7, 1997, state regulatory authorities typically set the maximum rate for local coin calls that could be charged by RBOCs and other LECs and IPPs. The Company generally was required to charge the same rate as the RBOCs and the other LECs for local calls in substantially all of the states in which the Company's public payphones are located. In most states that charge was $0.25, although in some jurisdictions the charge was less than $0.25 per local call, and in a limited number of other jurisdictions that had already deregulated the price of local calls, the charge was $0.35. On October 7, 1997, the effective date of the FCC's mandate to deregulate the local coin rate, the Company increased the amount charged to place a local coin call from $0.25 to $0.35 on substantially all of its payphones. See "Regulatory Matters."

     Traditionally, local coin calls have been provided for an unlimited duration, although some jurisdictions in which the Company's public payphones are located allow call timing, which requires the deposit of an additional amount after a specified period of time has elapsed. The Company pays monthly line and usage charges to LECs or competitive local exchange carriers ("CLECs") for all of its installed public payphones. These charges cover basic telephone service as well as the transport of local coin calls.

     The Company outsources its long distance and operator service operations to a number of OSPs, including USLD, which is PhoneTel's primary provider of such services. The revenue PhoneTel receives from each OSP is determined based on the volume of calls carried by the OSP and the amount of revenues generated by the calls. PhoneTel also receives revenues from long distance carriers for calls made from its public payphones, including dial-around calls when the caller dials a code to obtain access to an OSP or a long distance company other than one designated by the Company. See "Regulatory Matters."

     Management believes that the implementation of the Telecommunications Act and the resultant FCC Rules will continue to provide significant additional revenues for PhoneTel, net of related expenses and processing fees. There can be no assurance, however, that the rules, regulations and policies adopted by the FCC on its own or after judicial review will not have a material adverse affect on PhoneTel's business, results of operations, or financial condition. See "Regulatory Matters."

     TELEPHONE EQUIPMENT SUPPLIERS

     The Company purchases the majority of its payphones from two manufacturers of public payphones, Intellicall, Inc. and Protel, Inc. Although each manufacturer uses similar technology, the Company seeks to install primarily a single brand of telephone within a specific geographic area. This maximizes the efficiency of the Company's field technicians and makes it easier to stock appropriate spare parts. It is the Company's policy to place the Company name on telephones that it acquires or installs.

     SALES AND MARKETING

     The Company utilizes its internal sales force and independent sales representatives to market its products and services. The internal sales force receives salary plus incentive compensation for each public payphone installed, and the independent sales representatives are paid on a commission-only basis for each public payphone installed. In addition, in certain instances, the Company pays a fee to its technicians for securing location agreements for new installations. The Company also markets its products and services through advertising in trade publications, booths at trade shows and referrals from existing customers.

     The Company directs a major portion of its marketing efforts for public payphones to multi-station accounts, such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals. These multi-station accounts have the advantage of greater efficiency in collection and maintenance. PhoneTel also solicits single station accounts where there is a demonstrated high demand for public payphone service. In evaluating locations for the installation of public payphones, the Company generally conducts a site survey to examine various factors, including population density, traffic patterns, historical usage information and other geographical factors. The Company generally will not install a public payphone unless management believes, based on the site survey, that the site will generate an adequate level of revenues.

     CUSTOMERS

         The Company's public payphone operations are diversified on both a geographical and customer account basis. Currently, PhoneTel owns and operates public payphones in 45 states and the District of Columbia (approximately 95% of such public payphones are located in 27 states) through agreements both with multi-station customers such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals and with single station customers. No single customer generated 10% or more of PhoneTel's total revenue for the years ended December 31, 1996, 1997, or 1998.

     GOVERNMENT REGULATIONS

         The FCC and state regulatory authorities have traditionally regulated payphone and long-distance services, with regulatory jurisdiction being determined by the interstate or intrastate character of the service and the degree of regulatory oversight varying among jurisdictions. On September 20 and November 8, 1996, the FCC adopted rules and policies to implement section 276 of the Telecommunications Act. The Telecommunications Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the Telecommunications Act on both an interstate and intrastate basis. Among other provisions, the Telecommunications Act granted the FCC the power to preempt state regulations to the extent that any state requirements are inconsistent with the FCC's implementation of section 276 thereof.

     FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS

     The Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") established various requirements for companies that provide operator services and for call aggregators, including payphone providers, who send calls to those companies. The requirements of TOCSIA as implemented by the FCC included call branding, information posting, rate quoting, the filing of information tariffs and the right of payphone users to obtain access to any OSP to make non-coin calls. TOCSIA also required the FCC to take action to limit the exposure of payphone companies to undue risk of fraud.

     TOCSIA further directed the FCC to consider the need to provide compensation for IPPs for dial-around calls (non-coin calls placed from a payphone that utilizes any carrier other than the IPPs presubscribed carrier for long distance and operator assisted calls). Accordingly, the FCC ruled in May 1992 that IPPs were entitled to dial-around compensation. Because of the complexity of establishing an accounting system for determining per call compensation for these calls and other reasons, the FCC temporarily set this compensation at $6.00 per payphone per month based on an assumed average of 15 interstate carrier access code dial-around calls at $0.40 per call. The failure by the FCC to provide compensation for 800 subscriber dial-around calls was challenged by the IPPs, and a federal court subsequently ruled that the FCC should have provided for compensation for these calls.

     In 1996, recognizing that IPPs had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in the volume of dial-around calls without a corresponding adjustment in compensation, Congress enacted section 276 of the Telecommunications Act to promote both competition among payphone service providers and the widespread deployment of payphones. Section 276 directed the FCC to implement FCC Rules by November 1996 which would:

         * create a standard regulatory scheme for all public payphone providers;

         * establish a per-call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call except for 911 emergency and telecommunications relay service calls;

         * terminate subsidies for LEC payphones from LEC-regulated base operations;

         * prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LECs and IPPs and remove the LEC payphones from the LEC's regulated asset base;

         * provide for the RBOCs to have the same rights that IPPs have to negotiate with Location Owners over the selection of interLATA carrier services subject to the FCC's determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;

         * provide for the right of all payphone service providers to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;

         * evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined that they are required; and

         * preempt any state requirements which are inconsistent with the FCC's regulations implementing section 276.

     In September and November 1996, the FCC issued an order implementing section 276 (the "1996 Payphone Order"). In the 1996 Payphone Order, the FCC determined that the best way to ensure fair compensation to independent and LEC payphone providers for each and every call was to deregulate to the maximum extent possible the price of all calls originating from payphones. For local coin calls, the FCC mandated that deregulation of the local coin rate would not occur until October 1997 in order to provide a period of orderly transition from the previous system of state regulation. As a result of the deregulation of the local coin rate, most of the RBOCs and other payphone providers (including PhoneTel) have publicly announced or implemented an increase in the local coin rate to $0.35 per call in most jurisdictions.

     To achieve fair compensation for dial-around calls through deregulation and competition, the FCC in the 1996 Payphone Order directed a two-phase transition from a regulated market. In the first phase, November 1996 to October 1997, the FCC prescribed flat-rate compensation payable to the payphone providers by the IXCs in the amount of $45.85 per month per payphone. This rate was arrived at by determining that the deregulated local coin rate was a valid market based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there were a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the payphone provider as well as 800 subscriber calls. The monthly per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October
1999), the FCC directed the IXCs to pay payphone service providers (such as PhoneTel), on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the payphone provider and the IXC. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone and required the LECs to make such coding available to the payphone providers as a transmit item included in the local access line service.

     In July 1997, the United States Court of Appeals for the District of Columbia Circuit ("the Court") responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by an RBOC to a separate affiliate.

     In response to the remand by the Court, the FCC issued a new order implementing section 276 in October 1997 (the "1997 Payphone Order"). The FCC determined that distinct and severable costs of $0.066 were attributable to a coin call that did not apply to the costs incurred by the payphone providers in providing access for a dial-around call. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate should be utilized in determining compensation during the first phase and reiterated that payphone providers were entitled to compensation for each and every call during the first phase, it deferred for later decision the precise method of allocating the initial interim period flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation.

     On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-48 1, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits, which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period ending on November 15, 1998. On June 19, 1998, the FCC solicited comment from interested parties on the issues remanded. In initial and reply comments certain IXCs and members of the paging industry had urged the FCC to abandon its efforts to derive a market-based rate from surrogates and either require the caller to pay dial-around compensation by coin deposit or adopt a cost-based rate at levels substantially below the $0.284 rate.

     On February 4, 1999, the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the default rate from $0.284 to $0.238, retroactive to October 7, 1997. In adjusting the default rate, the FCC shifted its methodology from the market-based method utilized in the 1997 Payphone Order to a cost-based method citing technologic impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the cost-based default rate, the FCC incorporated its prior treatment of certain payphone costs and reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus 0.2 cents for FLEX ANI costs, amounts charged by LECs for providing payphone specific coding digit technology) will serve as the default per-call compensation rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes.

     The 1999 Payphone Order has been appealed by various parties, including but not limited to, the trade association which represents the interests of various pay telephone providers throughout the United States.

     EFFECT OF FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS

     DIAL-AROUND CALLS. The payments for dial-around calls prescribed in the 1999 Payphone Order significantly increased dial-around compensation revenues to PhoneTel over the levels received prior to implementation of the Telecommunications Act. Market forces and factors outside PhoneTel's control, however, could significantly affect the resulting revenue impact. These factors include the following: (1) the possibility of subsequent court appeals relating to the 1999 Payphone Order, (2) resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (3) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (4) pending litigation in the federal courts concerning the constitutionality or validity of the Telecommunications Act, (5) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (6) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them. Based on the FCC's tentative conclusion in the 1997 Payphone Order, PhoneTel adjusted the amounts of dial-around compensation previously recorded for the period, November 6, 1996 to June 30, 1997, from $45.85 to $37.20 per phone, per month ($0.284 per call multiplied by 131 calls). Based on this adjustment, PhoneTel recorded a charge of $395,000 in the three-month period ended September 30, 1997 to reflect the retroactive reduction in revenue from dial-around compensation relating to 1996. Beginning with the fourth quarter 1997, PhoneTel began receiving dial-around compensation on a per-call basis or, to the extent per-call information was not available, dial-around compensation based on a surrogate rate. In the third quarter of 1997 through the third quarter of 1998, PhoneTel continued to record dial-around compensation at the rate of $37.20 per payphone per month. In the fourth quarter of 1998, based on the reduction in the per-call compensation rate from $0.284 to $0.238 in the FCC's 1999 Payphone Order, PhoneTel recorded an adjustment, which included $3,733,000 applicable to prior years, to further reduce revenue recognized from dial-around compensation for the period November 6, 1996 to September 30, 1998. Beginning with the fourth quarter of 1998, PhoneTel has recorded dial-around compensation at the rate of $31.18 per payphone, per month ($0.238 per call multiplied by 131 calls per month).

     Effective March 1999, the per-call compensation rate will include 0.2 cents for FLEX ANI costs and become $0.24 per call (or $31.44 per payphone, per month based upon 131 calls per month).

     LOCAL COIN CALLS. In ensuring fair compensation for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, the Court issued an order which upheld the FCC's authority to deregulate local coin call rates, which issue the United States Supreme Court has declined to consider on appeal. In accordance with the FCC's rulings and the Court's orders, certain LECs and IPPs, including PhoneTel, began to adjust rates for local coin calls to reflect market based pricing. PhoneTel believes that due to the historical subsidization of local coin rates under regulation, such deregulation, where implemented, will likely result in higher rates charged for local coin calls and increase revenues from such calls.

     Initial experience with local coin call rate increases indicates that price sensitivity of consumers for the service does exist and has resulted and will result in some reduction in the number of calls made. Although PhoneTel believes that deregulation of local coin rates will ultimately result in revenue increases, PhoneTel is unable to predict at this time with any degree of certainty the magnitude or likelihood of the increase, if any. PhoneTel is also unable to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, and PhoneTel is thus unable to predict the ultimate impact on its operations of local coin rate deregulation.

     OTHER PROVISIONS OF THE TELECOMMUNICATIONS ACT AND FCC RULES

     As a whole, the Telecommunications Act and FCC Rules should significantly alter the competitive framework of the payphone industry. PhoneTel believes that implementation of the Telecommunications Act and FCC Rules will address certain historical inequities in the payphone marketplace and lead to a more equitable competitive environment for all payphone providers. There are numerous uncertainties in the implementation and interpretation of the Telecommunications Act, however, which make it impossible for PhoneTel to provide assurance that the Telecommunications Act or the FCC Rules will result in a long-term positive impact on PhoneTel. Those uncertainties include the following:

     o There are various matters pending in several federal courts which, while not directly challenging section 276 of the Telecommunications Act, relate to the validity and constitutionality of the Telecommunications Act, as well as other uncertainties related to the impact, timing and implementation of the Telecommunications Act.

     o The FCC Rules required that LEC payphone operations be removed from the regulated rate base on April 15, 1997. The LECs were also required to make the access lines that are provided for their own payphones equally available to IPPs and to ensure that the cost to payphone providers for obtaining local lines and services met the FCC's new services test guidelines which require that LECs price payphone access lines at the cost to the LEC plus a reasonable margin of profit.

     o In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the new rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones effective upon FCC approval of each RBOC's Comparably Efficient Interconnection plans. Existing contracts between Location Owners and payphone or long-distance providers which were in effect as of February 8, 1996 are grandfathered and will remain in effect.

     o The FCC Rules preempt state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. The FCC Rules did not preempt state regulations that, for public safety reasons, require routing of "0-" calls to the LEC, provided that the state does not require that such calls be routed to the LEC when the call is determined to be non-emergency in nature.

     o The FCC Rules determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines.

     BILLED PARTY PREFERENCE AND RATE DISCLOSURE

     The FCC previously issued a Second Notice of Proposed Rulemaking regarding Billed Party Preference and associated call rating issues, including potential rate benchmarks and caller notification requirements for 0+ and 0- interstate long-distance calls. On January 29, 1998, the FCC released its Second Report and Order on Reconsideration entitled In the Matter of Billed Party Preference for InterLATA 0+ Calls, Docket No. 92-77. Effective July 1, 1998, all carriers providing operator services were required to give consumers using payphones the option of receiving a rate quote before a call is connected when making a 0+ interstate call. The majority of the IXCs servicing PhoneTel's payphones are in compliance with this requirement and have been since November 1998; however, PhoneTel is unable at this time to assess the ultimate impact, if any, on its current or future operations or results.

     UNIVERSAL SERVICES FUND

     The Telecommunications Act provided for the establishment of a Joint Board to make recommendations to the FCC concerning the continued provision of "universally available" telecommunications services throughout the United States. Congress directed the FCC, upon the recommendation of the Joint Board, to implement and provide funding for (1) access to advanced telecommunications services in rural, insular, and high-cost areas at the same cost as similar services are provided in urban areas, (2) access to advanced telecommunications services for health care providers in rural areas and (3) below-cost access to advanced telecommunications services for schools and libraries. On May 8, 1997, the FCC affirmed the Universal Services Order which required all telecommunications providers, including payphone providers such as PhoneTel, to contribute to universal services support beginning in January 1998. The FCC established mechanisms in the Universal Services Order and related subsequent orders whereby carriers and payphone providers would be billed monthly, based on previously filed semi-annual gross revenue call traffic reports, at rates assessed quarterly by USAC. In February 1998, the USAC issued its first monthly assessment, which applied to January 1998. The FCC determined that carriers and payphone providers would be assessed at a factor of 0.0072 on its interstate, intrastate, and international coin and long-distance revenues to meet the anticipated needs of the schools, libraries, and rural health care funds and at
0.0319 on its interstate and international coin and long-distance revenues for the high-cost and low-income funds. These factors are subject to periodic modification. These factors were set at 0.0075 and 0.0318, respectively, for the fourth quarter of 1998. The universal service assessments, if not modified, may increase monthly costs by as much as $56,000. PhoneTel is currently paying the assessments under protest.

     PRESUBSCRIBED IXC CHARGE

     Other changes in federal regulations affect the charges incurred by PhoneTel for local and long distance telecommunications services. For example, in May 1997, the FCC adopted new regulations that restructure interstate access charges. As a result of these changes, LECs were required to reduce the per-minute interstate access charges to IXCs. To partially offset these reductions, LECs were authorized to assess IXCs a flat "Presubscribed Interexchange Carrier Charge" of up to $2.75 per line per month which at the IXC's option could be passed through to the end users. In the event that an end user elects not to designate a pre-subscribed IXC, the LEC is authorized to assess an equivalent charge to the end user. As a net result of these and other changes, many carriers have restructured their rates. Based upon these latter FCC actions, PhoneTel is experiencing an increase in carrier costs that will be subsumed within, and to some extent offset by, the carrier cost reductions otherwise expected from application of the FCC's new services test and the advent of competition in LEC services, but no assurances can be given as to the actual net impact of these actions.

     STATE AND LOCAL REGULATION

     State regulatory authorities have primarily been responsible for regulating the rates, terms, and conditions for intrastate payphone services. Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by PhoneTel to comply with applicable rules, regulations and reporting requirements. The 49 states that currently permit IPPs to supply local and long-distance payphone service, and the District of Columbia, have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls as well as a broad range of technical and operational requirements. The Telecommunications Act contains provisions that require all states to allow payphone competition on fair terms for both LECs and IPPs. State authorities also regulate LECs' tariffs for interconnection of independent payphones, as well as the LECs' own payphone operations and practices.

     PhoneTel is also affected by state regulation of operator services. Most states have capped the rates that consumers can be charged for coin toll calls and non-coin local and intrastate toll calls made from payphones. In addition, PhoneTel must comply with regulations designed to afford consumers notice at the payphone location of the long-distance company servicing the payphone and the ability to obtain access to alternate careers. PhoneTel believes that it is currently in material compliance with all regulatory requirements pertaining to their offerings of operator services directly or through other long-distance companies.

     In accordance with requirements under the Telecommunications Act, state regulatory authorities are currently reviewing the rates that LECs charge IPPs for local line access and associated services. Local line access charges have been reduced in certain states and PhoneTel believes that selected states' continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the

Telecommunications Act, could lead to more options available to PhoneTel for local line access at competitive rates. No assurance can be given, however, that such options or local line access rates will become available. The Telecommunications Act and FCC Rules also contain other provisions that will affect the rates payphone providers can charge for local coin calls and other aspects of the regulation of payphone services by the states, although the extent of any future federal preemption of state regulation cannot be accurately predicted.

     PhoneTel believes that an increasing number of municipalities and other units of local government have begun to impose taxes, license fees, and operating rules on the operations and revenues of payphones. PhoneTel believes that some of these fees and restrictions may violate provisions of the Telecommunications Act prohibiting barriers to entry into the business of operating payphones and the policy of the Telecommunications Act to encourage wide deployment of payphones. In at least one instance involving a challenge to a payphone ordinance adopted by the Village of Huntington Park, California, however, the FCC declined to overturn a total ban on payphones in a downtown area. The proliferation of local government licensing, restriction, taxation, and regulation of payphone services could have an adverse affect on PhoneTel unless the industry is successful in resisting this trend.

     SERVICEMARK

         The Company uses the servicemark "PhoneTel" on its telephones, letterhead, and in various other manners. On November 22, 1988, the United States Patent and Trademark Office granted the Company a Certificate of Registration for the servicemark "PhoneTel" for providing telecommunications services for a period of twenty years.

     COMPETITION

         The public payphone industry is, and can be expected to remain, highly competitive. While PhoneTel's principal competition comes from RBOCs and other LECs, PhoneTel also competes with other IPPs, major OSPs, and IXCs. In addition, PhoneTel competes with providers of cellular communications services and personal communications services, which provide an alternative to the use of public payphones. Furthermore, pursuant to section 276 of the Telecommunications Act and the FCC's implementing regulations, RBOCs are permitted to negotiate with Location Owners and select interLATA long distance service providers for their public payphones. See "Regulatory Matters." This will enable RBOCs to generate revenues from a new service, as well as to compete with IPPs for locations to install their public payphones by offering Location Owners higher commissions for long distance calls than those currently offered by IPPs.

     Some of the other public payphone companies, such as Davel Communications Group, Inc. ("Davel"), have pursued an acquisition strategy similar to PhoneTel's and frequently compete with PhoneTel for the most favorable public payphone contracts and sites. Although PhoneTel is one of the largest IPPs, most RBOCs and other LECs and long distance carriers have, and some IPPs with which PhoneTel competes may have, substantially greater financial, marketing and other resources than PhoneTel. In addition, in response to competition from public payphone companies, many RBOCs and other LECs have increased their compensation arrangement with Location Owners by offering higher commissions.

     PhoneTel believes the principal competitive factors in the public payphone industry are: (i) the amount of commission payments to Location Owners; (ii) the ability to serve accounts with locations in several LATAs or states; and (iii) the quality of service provided to Location Owners and public payphone users.

     EMPLOYEES

         PhoneTel had 439 employees as of February 28, 1999. The Company considers its relations with its employees to be satisfactory. None of the employees of PhoneTel is a party to agreements with any unions.

     IMPACT OF SEASONALITY

         PhoneTel completed four acquisitions that added approximately 14,600 telephones during the first nine months of 1996, eight acquisitions that added approximately 20,100 telephones in the first six months of 1997 and approximately 3,400 telephones during 1998. The seasonality of PhoneTel's historical operating results has been affected by shifts in the geographic concentrations of its telephones resulting from such acquisitions. Historically revenues and related expenses during the first three months of the year have been lower than comparable periods during the remainder of the year due to weather conditions that affect pay telephone usage.

ITEM 2. PROPERTIES

     The Company's administrative offices are located at North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio 44114-1195, where the Company initially leased approximately 20,000 square feet of space at a monthly rental of $24,167 subject to certain adjustments. The leased area increased to 39,919 square feet on November 1, 1998 with corresponding increases in monthly rent to $39,777 per month on November 1, 1998 and to $41,148 per month on November 1, 2000. The lease expires on October 31, 2003. The Company also leases approximately 40 district operations facilities with lease terms that are generally three years or less. The Company considers its facilities adequate for its purposes.

ITEM 3. LEGAL PROCEEDINGS

     On September 29, 1998, PhoneTel received a letter from Davel purporting to terminate the Davel Merger Agreement. On October 1, 1998, a complaint against PhoneTel under Civil Action No. 16675 was filed in the Court of Chancery of New Castle County, Delaware by Davel, which was subsequently amended on October 9, 1998, alleging among other things, equitable fraud and breach of contract relating to the Davel Merger Agreement. Davel is seeking a declaratory judgement terminating the Davel Merger Agreement or, alternatively, an order to rescind the merger agreement, and compensatory damages and costs of an amount in excess of $1,000,000.

     On October 27, 1998, PhoneTel filed its answer to the amended complaint denying the substantive allegations contained therein and filed a counterclaim against Davel for breach of contract. On the same date, PhoneTel filed a third party claim against Peoples for tortuous interference with contract alleging that Peoples induced Davel not to comply with the terms of the Davel Merger Agreement.

     PhoneTel is seeking specific performance from Davel, which would require Davel to comply with the terms of the Davel Merger Agreement or, alternatively, for compensatory damages and costs of an unspecified amount. PhoneTel is also seeking injunctive relief enjoining Peoples from further tortuous interference with contract and for compensatory damages and costs of an unspecified amount. Management believes the claims against PhoneTel are without merit and is vigorously pursuing its claim against Davel and Peoples.

     The Company is not a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on the Company's business, results of operations, financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of the Company's shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PRICE RANGE OF COMMON STOCK

         Effective February 16, 1999, following the decision by the American Stock Exchange ("AMEX") to strike the Company's Common Stock from listing and registration on the exchange, the Company's Common Stock, $0.01 par value, has traded over the counter and is quoted on the National Quotation Service Pink Sheets under the symbol "PHNT". Prior to February 12, 1999, the Company's Common Stock was listed on the AMEX under the symbol "PHN". The following table sets forth on a per share basis, for the periods indicated, the high and low sales prices of the Common Stock as reported by the AMEX or other quotation services, as applicable.

                                                          Price Range
                                                    High              Low
                                                    ----              ---

1997:
First Quarter .................................   $ 4 5/8            $ 3
Second Quarter ................................     3 7/16             1 7/8
Third Quarter .................................     2 7/8              1 13/16
Fourth Quarter ................................     3 3/8              2 3/8

1998:
First Quarter .................................     2 15/16            1 5/8
Second Quarter ................................     2 9/16             1 1/16
Third Quarter .................................     2 5/8                1/16
Fourth Quarter ................................       9/32               1/16

1999:
Through March 22, 1999 ........................       5/16               3/64

As of February 26, 1999, there were 1,943 shareholders of record.

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

SALES AND ISSUANCES OF COMMON STOCK

         Sales and issuances of the Company's Common Stock during 1997 and 1998 were as follows:

                                                          Number of     Average
                                                           Common      Price Per
                                                           Shares        Share
                                                           ------        -----
1997: Company Equity Offering (registered)                1,012,500       2.79
      Exercise of nominal value
        warrants by Directors                               221,125        .01
      Other exercises of nominal value warrants              88,629        .01
      Exercise of stock options                             100,000       1.02
      Issued to Directors for services                       75,000       2.78
      Conversion of Series A Preferred                      250,000        .01
      Issued to executive upon conversion of
        debt and accrued interest                           124,747       3.00
                                                          ---------
Total issuances of Common Stock in 1997                   1,872,001
                                                          =========

1998: Exercise of nominal value warrants by Directors        89,998        .01
      Other exercises of nominal value warrants             275,124        .01
      Exercise of other warrants                             10,682       2.34
      Conversion of Series A Preferred                    2,017,500        .01
                                                          ---------
Total issuances of Common Stock in 1998                   2,393,304
                                                          =========

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

     On February 7, 1997, a former lender to the Company exercised options for 12,500 shares of Series A Preferred which were immediately converted into 250,000 shares of Common Stock. On October 13, 1998, the Company received notice from this former lender which purported to exercise its put right as defined in the agreement for the Series A Warrants (the "Warrant Agreement"), with respect to 89,912 Series A Warrants and 124,300 Common Shares. The Warrant Agreement specifies that the Company is to redeem Series A Warrants that are convertible into shares of Common Stock (or shares of Common Stock obtained from such conversion) at a value determined by a formula, subject to certain limitations, set forth therein. In 1998, the Company recorded an accrued liability and a charge to additional paid-in-capital of $1,452,000 relating to this put. The Company is not permitted to make payment pursuant to this purported exercise of a put right under the indenture for the Company's 12% Senior Notes. To make such a payment would constitute a breach of the indenture. The Company intends to engage in further negotiations with said former lender regarding such notice. On November 13, 1998, another former lender exercised options to purchase 100,875 shares of Series A Preferred, net of stock not issued in lieu of cash payment, which were immediately converted into 2,017,500 shares of Common Stock.

     At December 31, 1998, the total amount of preferred stock that remained outstanding was 158,527 shares of 14% Preferred.

ITEM 6.  SELECTED FINANCIAL DATA

           The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes thereto and other financial information included herein.


STATEMENT OF OPERATIONS DATA:
(In thousands except share and per share amounts)                                 YEAR ENDED DECEMBER 31
                                                       -----------------------------------------------------------------------------
                                                             1994           1995           1996            1997            1998
                                                       --------------  -------------- --------------  --------------  --------------
REVENUES:
    Coin calls                                                $8,421         $12,130        $26,212         $58,520         $52,544
    Non-coin telecommunication services                        7,176           6,458         17,649          50,624          42,432
    Dial-around compensation adjustment  (1)                       -               -              -            (395)         (3,733)
    Other                                                        269             130            943             500             143
                                                       --------------  -------------- --------------  --------------  --------------
                                                              15,866          18,718         44,804         109,249          91,386
                                                       --------------  -------------- --------------  --------------  --------------

COSTS AND EXPENSES:
    Line and transmission charges                              4,135           5,149         11,153          24,518          29,607
    Telecommunication and validation fees                      1,390           1,258          5,608          11,599          11,344
    Location commissions                                       3,391           3,468          6,072          16,628          14,179
    Field operations  (1)                                      3,565           4,934          8,733          21,100          22,009
    Selling, general and administrative  (1)                   2,463           2,645          4,381          10,713          12,354
    Depreciation and amortization                              2,236           4,383         12,800          22,798          25,583
    Other unusual charges and contractual settlements              -           2,170          6,072           9,095           2,762
                                                       --------------  -------------- --------------  --------------  --------------
                                                              17,180          24,007         54,819         116,451         117,838
                                                       --------------  -------------- --------------  --------------  --------------

       Loss from operations                                   (1,314)         (5,289)       (10,015)         (7,202)        (26,452)
                                                       --------------  -------------- --------------  --------------  --------------

OTHER INCOME (EXPENSE):
    Interest expense - related parties                             -               -         (5,235)         (1,431)         (1,036)
    Interest expense - others                                   (388)           (837)        (1,504)        (15,181)        (17,876)
    Interest income                                                7              16            182             560             547
                                                       --------------  -------------- --------------  --------------  --------------
                                                                (381)           (821)        (6,557)        (16,052)        (18,365)
                                                       --------------  -------------- --------------  --------------  --------------

Loss before extraordinary item                                (1,695)         (6,110)       (16,572)        (23,254)        (44,817)
Extraordinary item:
    Loss on early extinguishment of debt                           -               -        (10,077)              -               -
                                                       --------------  -------------- --------------  --------------  --------------
    NET LOSS                                                 ($1,695)        ($6,110)      ($26,649)       ($23,254)       ($44,817)
                                                       ==============  ============== ==============  ==============  ==============


Net loss applicable to common shareholders                   ($1,987)        ($6,420)      ($29,090)       ($24,262)       ($46,213)

Net loss per common share, basic and diluted   (2)            ($1.35)         ($3.29)        ($5.29)         ($1.51)         ($2.73)

Weighted average number of shares, basic and diluted       1,470,188       1,950,561      5,494,011      16,040,035      16,923,499

EBITDA    (3)                                                   $922          $1,264         $8,857         $24,691          $1,893

Cash flow provided by (used in):
    Operating activities                                      $2,380           ($580)         ($269)        ($4,720)        ($6,470)
    Investing activities                                      (3,214)         (2,354)       (63,062)        (57,197)         (6,763)
    Financing activities                                       1,229           3,168        109,056          21,998          12,482


BALANCE SHEET DATA:

Total assets                                                 $10,158         $28,917       $159,770        $169,826        $150,674

Long-term debt and mandatorily redeemable preferred
    stock, less current portion of debt     (4)                2,272          12,563        132,086         157,938           9,118

Shareholders' equity (deficit)                                 2,648           9,711         16,705          (4,042)        (51,598)

Cash dividends per common share                                    -               -              -               -               -



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

     (4) At December 31, 1998, long-term debt has been classified as current because the Company is in default on such debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements, other than historical facts, contained in this Form 10-K are "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 1999 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; and (iii) changes in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

     OVERVIEW

        The Company derives substantially all of its revenues from coin calls and non-coin calls placed from its public pay telephones. Coin revenue is generated from local and long-distance calls that are placed from the Company's public pay telephones. Non-coin revenue is generated from calling card, credit card, collect and third party billed calls. Typically, each public pay telephone has a presubscribed (dedicated) provider of long distance and operator services. The Company receives revenues for non-coin calls placed from its public pay telephones in the form of commissions from its presubscribed long distance provider and OSPs based on the volume of calls carried by the OSP and the amount of revenue generated by the calls. The Company also receives dial-around compensation (revenues from non-coin calls placed from the Company's payphones utilizing a carrier other than the Company's presubscribed long distance providers and OSPs). Net revenues from dial-around compensation was $3,219,000, $18,705,000 and $12,454,000 for the years ended December 31, 1996, 1997 and
1998, respectively.

     Effective November 6, 1996, pursuant to FCC regulations, the Company derived additional revenues from dial-around calls placed from its public pay telephones. From November 6, 1996 to June 30, 1997, the Company recorded gross dial-around revenues at the then mandated rate of $45.85 per telephone per month, as compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Pursuant to the FCC's Second Report and Order, in the third quarter of 1997, the Company began recording gross dial-around revenue at a rate of $37.20 per installed pay telephone per month and recorded a charge for the retroactive reduction in the dial-around compensation rate from $45.85 to $37.20 per telephone per month, applicable to the November 6, 1996 to September 30, 1997 period. The third quarter 1997 adjustment included a charge of $395,000 applicable to the November 6 to December 31, 1996 period. From October 1997 to September 1998, the Company recorded dial-around compensation at a per-call rate of $0.284 based on the Company's estimate of the actual number of dial-around calls ($37.20 per month based on 131 calls per month) placed from each of its public pay telephones. In the fourth quarter 1998, pursuant to the FCC's Third Report and Order, the Company recorded revenues from dial-around compensation based upon a per-call rate of $0.238 and recorded a retroactive adjustment to reduce revenues previously recorded at a rate of $0.284 per-call. This adjustment included a current year charge of $3,733,000 to reflect the reduction in the dial-around compensation rate for the period November 6, 1996 to December 31, 1997 as a result of this regulatory change. Additionally, the states were required to deregulate the price of a local phone call, which has allowed the Company to increase its local coin call rate thereby generating additional revenues. Effective October 7, 1997, the Company increased the local coin call rate at a majority of its pay telephones to $0.35 in states in which the local call rate was previously limited to $0.25. Substantially all of the Company's pay telephones currently have a local coin rate of $0.35. However, there can be no assurance as to the ultimate effect that the rules and policies adopted by the FCC on its own or after any judicial review will have on the Company's business, results of operations or financial condition. See "Business -- Governmental Regulations."

     The Company's principal operating expenses consist of: (i) telephone line and transmission charges; (ii) commissions paid to location providers which are typically expressed as a percentage of revenues and are fixed for the term of the agreements with the respective location providers; (iii) telecommunication and validation fees; and (iv) field service and collection costs which are principally comprised of personnel costs for collecting coins from and maintaining the Company's public pay telephones. The Company pays monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus either a per message or per minute usage rate based on the time and duration of the call. The Company also pays fees to RBOCs and other LECs and long distance carriers based on usage for local or long distance coin calls.

     Notwithstanding the aforementioned anticipated benefits of section 276 and the implementing regulations, as a result of the provisions permitting RBOCs and other LECs to negotiate with location providers and select interLATA long distance carriers for their public pay telephones, it is anticipated that section 276 and the implementing regulations may also result in increased competition for public pay telephone locations and an accompanying increase in the commissions payable to location providers. Moreover, revenues may be diminished if the FCC prescribes lower benchmark rates for interstate operator long distance calls. See "Business --Governmental Regulations."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information from the Company's Consolidated Statements of Operations, included elsewhere in this Form 10-K, expressed as a percentage of total revenues. Certain of the following information for the year ended December 31, 1997 has been reclassified to conform to the presentation for the year ended December 31, 1998. The reclassifications had no impact on total revenues or total expenses as previously reported.

                                                                              YEAR ENDED DECEMBER 31
                                                                     ----------------------------------------
                                                                      1996            1997               1998
                                                                     -----           -----              -----
REVENUES:
Coin calls                                                            58.5%           53.6%              57.5%
Non-coin telecommunication services                                   39.4            46.3               46.4
Dial-around compensation adjustment                                      -            (0.4)              (4.1)
Other                                                                  2.1             0.5                0.2
                                                                     -----           -----              -----
Total revenues                                                       100.0           100.0              100.0
                                                                     -----           -----              -----
COSTS AND EXPENSES:
Line and transmission charges                                         24.9            22.4               32.4
Telecommunication and validation fees                                 12.5            10.6               12.4
Location commissions                                                  13.6            15.2               15.5
Field operations                                                      19.5            19.3               24.1
Selling, general and administrative expenses                           9.7             9.8               13.5
Depreciation and amortization                                         28.6            20.9               28.0
Other unusual charges and
    contractual settlements                                           13.6             8.3                3.0
                                                                     -----           -----              -----
Total operating expenses                                             122.4           106.6              128.9
                                                                     -----           -----              -----
Loss from operations                                                 (22.4)           (6.6)             (28.9)
                                                                     -----           -----              -----
OTHER INCOME (EXPENSE):
Interest expense - related parties                                   (11.7)           (1.3)              (1.1)
Interest expense - others                                            ( 3.3)          (13.9)             (19.6)
Interest and other income                                              0.4             0.5                0.6
                                                                     -----           -----              -----
Total other income (expense)                                        ( 14.6)          (14.7)             (20.1)
                                                                     -----           -----              -----
Loss before extraordinary item                                       (37.0)          (21.3)             (49.0)
Extraordinary item                                                   (22.5)              -                  -
                                                                     -----           -----              -----
NET LOSS                                                             (59.5)%         (21.3)%            (49.0)%
                                                                     =====           =====              =====

CASH FLOW PROVIDED BY (USED IN):
Operating activities                                                  (0.6)%          (4.4)%             (7.1)%
Investing activities                                                (140.8)%         (52.4)%             (7.4)%
Financing activities                                                 243.4%           20.1%              13.7%

EBITDA (1)                                                            19.8%           22.6%               2.1%

(1) See Item 6, Selected Financial Data for definition of EBITDA.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUES

     Total revenues decreased by $17,863,000 or 16.4% from $109,249,000 for the year ended December 31, 1997 to $91,386,000 for the year ended December 31, 1998. This decrease is primarily due to a decline in call volume, offset in part by the increase in the local coin call rate from $0.25 to $0.35, and the decrease in revenues from non-coin telecommunication services, including dial-around compensation, as discussed below. The average number of installed pay telephones increased from 42,590 for the year ended December 31, 1997 to 43,282 for the year ended December 31, 1998, an increase of 692 or 1.6%. This increase was principally due to acquisitions in the second quarter of 1997 and in 1998 offset by decreases in pay telephones resulting from expired location contracts.

     Revenues from coin calls decreased by $5,976,000 or 10.2%, from $58,520,000 for the year ended December 31, 1997 to $52,544,000 for the year ended December 31, 1998. The decrease is primarily due to a decline in the number of local coin calls which historically represents approximately 70% of total coin revenue. During the fourth quarter of 1997, the Company increased its local coin call rate from $0.25 to $0.35 and, as initially expected, experienced a reduction in call volume. In addition, long distance and local call volumes and coin revenues have been adversely affected by the growth of wireless communication services, which serves as an increasingly competitive alternative to payphone usage. To a lesser extent, coin revenues have been adversely affected by changes in customer and geographic mix and adverse weather conditions in the first quarter of 1998. There can be no assurance that coin call volumes will return to historical levels or that coin revenue per phone will increase in excess of historical levels.

     Revenues from non-coin telecommunication services decreased by $8,912,000 or 16.2%, from $50,624,000 for the year ended December 31, 1997 to $42,432,000 for the year ended December 31, 1998. Of this decrease, long distance revenues from operator service providers decreased by $5,280,000 or 16.7% principally due to a reduction in the number of operator service calls as a result of continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. In addition, revenues from dial-around compensation decreased by $2,913,000 or 15.3% compared to 1997 primarily due to the decrease in the dial-around compensation rate as a result of regulatory changes discussed below. Net revenues from dial-around compensation consists of:

                                                               1997                 1998
                                                               ----                 ----

Amount included in revenue from
non-coin telecommunication services                        $  19,100,000       $  16,187,000
Retroactive adjustment for changes in
accounting estimates of revenues
recorded in prior years                                         (395,000)         (3,733,000)
                                                           -------------       -------------
Net revenue from dial-around compensation                  $  18,705,000       $  12,454,000
                                                           =============       =============


     Of the amount recorded as a retroactive adjustment to dial-around compensation in 1998, $3,222,000 relates to the Company's 1997 fiscal year and $511,000 relates to the Company's 1996 fiscal year. The retroactive adjustment to dial-around compensation of $395,000 in 1997 relates to the Company's 1996 fiscal year. If revenues from dial-around compensation had been recorded at the current rate ($0.238 per call or $31.18 per month based on 131 calls) the net revenue would have been $15,878,000 in 1997 and $16,187,000 in 1998.

     Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (the "1996 Payphone Order"), the FCC directed a two-phase transition to achieve fair compensation for dial-around calls through deregulation and competition. In the first phase, November 6, 1996 to October 6, 1997, the FCC prescribed flat-rate compensation payable to the payphone providers by the interexchange carriers ("IXCs") in the amount of $45.85 per month per payphone (as compared with a fee of $6.00 per installed payphone per month in periods prior to November 6, 1996). This rate was arrived at by determining that the deregulated local coin rate was a valid market based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there were a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the payphone provider as well as 800 subscriber calls. The monthly per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay payphone service providers (such as PhoneTel), on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the payphone provider and the IXC. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone and required the LECs to make such coding available to the payphone providers as a transmit item included in the local access line service.

     In July 1997, the United States Court of Appeals for the District of Columbia Circuit ("the Court") responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by a Regional Bell Operating Company ("RBOC") to a separate affiliate.

     In response to the remand by the Court, the FCC issued a new order implementing section 276 in October 1997 (the "1997 Payphone Order"). The FCC determined that distinct and severable costs of $0.066 were attributable to a coin call that did not apply to the costs incurred by the payphone providers in providing access for a dial-around call. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate (or $37.20 per payphone per month based on 131 calls per month) should be utilized in determining compensation during the first phase and reiterated that payphone providers were entitled to compensation for each and every call during the first phase, it deferred for later decision the precise method of allocating the initial interim period flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation. In the third quarter of 1997, the Company recorded an adjustment of $2,361,000 to reduce dial-around compensation recorded in prior quarters for the decrease in rate from $45.85 to $37.20 per payphone per month. Of this adjustment amount, $395,000 related to the prior year.

     On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-48 1, which extended and waived certain requirements concerning the provision by the local exchange carriers ("LECs") of payphone-specific coding digits, which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period ending on November 15, 1998. On June 19, 1998, the FCC solicited comment from interested parties on the issues remanded. In initial and reply comments, certain IXCs and members of the paging industry had urged the FCC to abandon its efforts to derive a market-based rate from surrogates and either require the caller to pay dial-around compensation by coin deposit or adopt a cost-based rate at levels substantially below the $0.284 rate.

     On February 4, 1999, the FCC issued its Third Report and Order, And Order On Reconsideration of the Second Report And Order (the "1999 Payphone Order") wherein it adjusted the default rate from $0.284 to $0.238, retroactive to October 7, 1997. In adjusting the default rate, the FCC shifted its methodology from the market-based method utilized in the 1997 Payphone Order to a cost-based method citing technologic impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the cost-based default rate, the FCC incorporated its prior treatment of certain payphone costs as well as reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus 0.2 cents for FLEX ANI costs, amounts charged by LECs for providing payphone specific coding digit technology) will serve as the default per-call compensation rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the

FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes. In the fourth quarter of 1998, the Company again recorded an adjustment to reduced revenues previously recognized for the period November 7, 1996 to September 30, 1998 due to the further decrease in the dial-around compensation rate from $0.284 to $0.238 per call. This adjustment for $6,075,000 included an adjustment of $3,733,000 recorded as revenue in prior years.

     The 1999 Payphone Order has been appealed by various parties, including but not limited to, the trade association which represents the interests of various pay telephone providers throughout the United States. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through December 31, 1998 is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month.

     Other revenues decreased $357,000 from $500,000 for the year ended December 31, 1997 to $143,000 for the year ended December 31, 1998. This decrease was primarily due to revenues recognized in 1997 for the remaining portion of a deferred operator services bonus received in 1996.

     OPERATING EXPENSES

     Total operating expenses increased $1,387,000, or 1.2%, from $116,451,000 for the year ended December 31, 1997 to $117,838,000 for the year ended December 31, 1998. The increase was due to increases in line and transmission charges, selling, general and administrative expenses ("SG&A expense"), and depreciation and amortization. Such increases were due in part to increases in amounts charged by LECs for the provision of local telephone service, the increase in the average number of installed pay telephones, and the increase in the number of sales and administrative personnel added as a result of acquisitions in the first and second quarters of 1997. These increases were offset in part by the decreases in location commissions and other unusual charges and contractual settlements as explained below.

     Line and transmission charges increased $5,089,000, or 20.8%, from $24,518,000 for the year ended December 31, 1997 to $29,607,000 for the year ended December 31, 1998. Line and transmission charges represented 22.4% of total revenues for the year ended December 31, 1997 and 32.4% of total revenues for the year ended December 31, 1998, an increase of 10.0%. The dollar increase was due to the increase in the average number of installed pay telephones and the increase in the average line and transmission charge per phone. The average line and transmission charge per phone increased as a result of the increased charges by LECs for end user common line charges, Preferred Interexchange Carrier charges ("PICC"), "FLEX ANI" charges for implementation of ANI Identification, and to a more limited extent, state Universal Service Fund fees ("USF") passed through to users such as independent public pay telephone providers. The increase as a percentage of revenues also reflects the effect of the decrease in revenues discussed above.

     Telecommunication and validation fees which consist primarily of processing costs relating to operator services decreased by $255,000, or 2.2%, from $11,599,000 for the year ended December 31, 1997 to $11,344,000 for the for the year ended December 31, 1998. Telecommunication and validation fees represented 10.6% of total revenues for the year ended December 31, 1997 and 12.4% for the year ended December 31, 1998, an increase of 1.8%. The dollar decrease was primarily the result of the decrease in operator service calls in 1998 compared to 1997. The percentage increase was mostly the result of changes in the mix and call volumes processed by various operator service providers pursuant to contracts with different rates for providing such services.

     Location commissions decreased $2,449,000, or 14.7%, from $16,628,000 for the year ended December 31, 1997 to $14,179,000 for the year ended December 31, 1998. Location commissions represented 15.2% of total revenues for the year ended December 31, 1997 and 15.5% for the year ended December 31, 1998, an increase of 0.3%. The dollar decrease reflects the effect of the decrease in revenues and the increase in line and transmission charges which enter into the calculation of commissions. The percentage increase is due to the increase in commission rates in response to competitive demands for new location providers as well as renewal of location contracts with existing location providers. Higher commission rates on location contracts relating to acquisitions completed at the end of the second quarter of 1997 also contributed to the increase.

     Field operations which consist principally of personnel costs, rents and utilities of the local service facilities, and repair and maintenance of the Company's installed pay telephone base, increased $909,000, or 4.3%, from $21,100,000 for the year ended December 31, 1997 to $22,009,000 for the year ended December 31, 1998. Field operations represented 19.3% of total revenues for the year ended December 31, 1997 and 24.1% of total revenues for the year ended December 31, 1998. The dollar increase in 1998 compared to 1997 was primarily due to the increase in service vehicle costs and Universal Service Fees, offset in part by efficiencies achieved in integrating the operations of companies previously acquired. The Company incurred $627,000 for Universal Service Fees for the first time in 1998 which the Company is paying under protest. The percentage increase was a result of the lower revenues during 1998.

     SG&A expenses increased $1,641,000, or 15.3%, from $10,713,000 for the year ended December 31, 1997 to $12,354,000 for the year ended December 31, 1998. SG&A expenses represented 9.8% of total revenues for the year ended December 31, 1997 and 13.5% of total revenues for the year ended December 31, 1998, an increase of 3.7%. The dollar and percentage increases were primarily due to an expansion of the sales force, the transfer of technical support and other personnel from the Company's Jacksonville, Texas (former Cherokee headquarters) local service facility to the Company's headquarters in the second quarter of 1997, and an increase in telephone expense. The personnel increases at the Company's headquarters following the acquisitions in 1997 were later reduced at the end of 1998 in an effort to reduce costs.

     Depreciation and amortization increased $2,785,000, or 12.2%, from $22,798,000 for the year ended December 31, 1997 to $25,583,000 for the year ended December 31, 1998. Depreciation and amortization represented 20.9% of total revenues for the year ended December 31, 1997 and 28.0% of total revenues for the year ended December 31, 1998, an increase of 7.1%. The dollar and percentage increases were primarily due to the acquisitions previously completed and expansion of the Company's public pay telephone base. The percentage increase was also due to the reduction in total revenues.

     Other unusual charges and contractual settlements decreased $6,333,000, or 69.6% from $9,095,000 for the year ended December 31, 1997 to $2,762,000 for the year ended December 31, 1998. For the year ended December 31, 1998, other unusual charges and contractual settlements consisted of: (i) costs incurred in connection with the Davel Merger Agreement which has been terminated, $1,426,000; (ii) certain fees relating to amendments to the Company's Credit Agreement, $328,000; (iii) legal and professional fees relating to the settlement of litigation relating to a former operator services agreement, $545,000; and (iv) settlement of other contractual obligations and other matters, $463,000. Other unusual charges and contractual settlements represented 8.3% of total revenue in 1997 and 3.0% of total revenue in 1998, a decrease of 5.3%.

     OTHER INCOME (EXPENSE)

     Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $2,300,000, or 13.8%, from $16,612,000 for the year ended December 31, 1997 to
$18,912,000 for the year ended December 31, 1998. Interest expense represented 15.2% of total revenues for the year ended December 31, 1997 and 20.7% of total revenues for the year ended December 31, 1998, an increase of 5.5%. The dollar and percentage increases were a result of the additional borrowings under the Company's Credit Agreement in 1997 and 1998 and the increase in the interest rate under the Third Amendment to the Credit Agreement in the second quarter of 1998. Interest and other income decreased $13,000, from $560,000 in 1997 to $547,000 in 1998. This decrease consists of a $351,000 decrease in interest income due to lower cash balances available for investment in 1998, offset by a $338,000 increase in other income. The increase in other income was primarily due to the sale of the Company's Jacksonville, Texas land and building in 1998.

     EBITDA

     EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) decreased $22,798,000, or 92.3%, from $24,691,000 for the year ended December 31, 1997 to $1,893,000 for the year ended December 31, 1998. EBITDA represented 22.6% of total revenues for the year ended December 31, 1997 and 2.1% of total revenues for the year ended December 31, 1998, a decrease of 20.5%. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation), and the increases in costs and expenses from operations. EBITDA is not intended to represent an alternative to operating income (as de-fined in accordance with generally accepted accounting principles), as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     REVENUES

     Total revenues increased $64,445,000, or 143.8%, from $44,804,000 for the year ended December 31, 1996 to $109,249,000 for the year ended December 31, 1997. This increase was attributable primarily to an increase in the number of installed public pay telephones, which increased by 18,818, or 75.2%, from 25,029 at December 31, 1996 to 43,847 at December 31, 1997, with the majority of the increase occurring in the first quarter of 1997 due to acquisitions completed in that quarter.

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

     Revenues from non-coin telecommunication services increased by $32,975,000 or 186.8%, from $17,649,000 in 1996 to $50,624,000 in 1997. The increase was due to the increase in the number of installed pay telephones relating to the acquisition and installation of public pay telephones, and the increase in gross revenue from dial-around compensation. Dial-around compensation revenue increased $15,881,000, from $3,219,000 in 1996 to $19,100,000 in 1997 due to regulatory changes that initially increased the dial-around compensation rate from $6.00 to $45.85 per payphone per month. Based on the FCC's tentative conclusions in the 1997 Payphone Order, in the third quarter of 1997, the Company adjusted the amount of dial-around compensation recorded in prior quarters from the initial $45.85 rate to $37.20 (based on 131 calls per installed pay telephone per month). Included in this adjustment was a net charge of $395,000 for dial-around compensation relating to the period of November 6, 1996 to December 31, 1996. This adjustment amount is presented separately as a reduction in revenue in the Company's consolidated financial statements.

     The increase in revenue from non-coin telecommunication services was offset in part by a reduction in operator assisted calls as a result of aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation.

     Other revenues decreased $443,000 or 47.0% from $943,000 in 1996 to $500,000 in 1997. This decrease was primarily due to the reduction in revenue relating to the $1,200,000 signing bonus received in 1996 upon execution of a new operator service agreement, which was being recognized as income on a pro rata basis over the twelve month period ended March 1997.

     OPERATING EXPENSES

     Total operating expenses increased $61,632,000 or 112.4%, from $54,819,000 for the year ended December 31, 1996 to $116,451,000 for the year ended December 31, 1997. Operating expenses represented 122.4% of total revenues in 1996 and 106.6% of total revenues in 1997, a decrease of 15.8%. The percentage decrease was due in part to the reductions in depreciation and amortization expense and in other unusual charges and contractual settlements as a percentage of total revenues, as well as the increase in total revenues attributable to the increase in dial-around compensation.

     Line and transmission charges increased $13,365,000 or 119.8%, from $11,153,000 in 1996 to $24,518,000 in 1997. Line and transmission charges represented 24.9% and 22.4% of total revenues for the years ended December 31, 1996 and 1997, respectively, a decrease of 2.5%. The increase in amount was primarily due to the increase in the number of pay telephones due to acquisitions. The decrease in expense as a percentage of total revenue was primarily due to the increase in dial-around compensation.

     Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) increased from $5,608,000 in 1996 to $11,599,000 or 106.8%. Telecommunication and validation fees represented 12.5% of total revenue in 1996 and 10.6% of total revenue in 1997. The increase in amount was primarily due to the increase in the number of installed pay telephones. The decrease, as a percentage of total revenue, was primarily due to the increase in dial-around compensation.

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

     Field operations consist principally of personnel costs, rents and utilities of the district service facilities, repairs and maintenance of the public pay telephones, and sales and property taxes. Field operations expense increased from $8,733,000 in 1996 to $21,100,000 in 1997, an increase of $12,367,000 or 141.6%. The dollar increase was primarily due to the increase in personnel costs, rent and service related expenses relating to the acquisition of Cherokee, Amtel, POA and London. Field operations expenses as a percentage of total revenues decreased slightly from 19.5% in 1996 to 19.3% in 1997.

     Sales, general and administrative expenses increased $6,332,000 or 144.5%, from $4,381,000 for the year ended December 31, 1996 to $10,713,000 for the year ended December 31, 1997. The dollar increase was primarily due to the increase in personnel cost, travel, telephone and insurance resulting from acquisitions and other business expansion. As a percentage of total revenue, SG&A expenses were comparable in 1996 and 1997.

     Depreciation and amortization increased $9,998,000 or 78.1% from $12,800,000 for the year ended December 31, 1996 to $22,798,000 for the year ended December 31, 1997. Depreciation and amortization represented 28.6% of total revenues in 1996 and 20.9% of total revenues in 1997, a decrease of 7.7%. The dollar increase was primarily due to the increase in depreciation and amortization relating to 1997 business acquisitions and to a lesser extent 1996 acquisitions. The decrease as a percentage of total revenue was due to the longer useful lives used for amortizing location contracts relating to acquisitions based on a study performed by the Company and the effect of the revenue increase relating to dial-around compensation.

     Other unusual charges and contractual settlements increased $3,023,000 or 49.8% from $6,072,000 in 1996 to $9,095,000 in 1997. For the year ended December
31, 1997, the unusual charges and contractual settlements consisted of: (i) a forfeited deposit, professional fees and related expenses applicable to the termination of the proposed acquisition of Communications Central Inc., $7,771,000; (ii) legal and note holder consent solicitation fees relating to the amendment to the indenture for the 12% Senior Notes, $761,000; (iii) settlement of other contractual obligations and other items totaling $563,000. For the year ended December 31, 1996, other unusual charges and contractual settlements consists primarily of: (i) the settlement of contractial obligations under certain employment contracts, $342,000; (ii) the settlement of other contractual obligations, $211,000; (iii) losses recognized on the early pay-off of obligations under capital leases and other debt concurrent with the debt restructurings completed on March 15 and December 18, 1996, $631,000; (iv) the estimated fair market value of the Nominal Value Warrants issued pursuant to the debt restructuring completed on March 15, 1996, $3,886,000; (v) the write-off of certain receivables and deposits relating to terminated employees, former vendors and operator service providers, $436,000; (vi) relocation and employment related costs associated with acquisitions, $429,000; and (vii) other costs, $137,000. Other unusual charges and contractual settlements represented 13.6% of total revenue in 1996 and 8.3% of total revenue in 1997, a decrease of 5.3%.

     OTHER INCOME (EXPENSE)

     Other income (expense) consisted of interest expenses incurred on debt with related parties, the 12% Senior Notes and others, and interest income (earned primarily from the proceeds of the 12% Senior Notes before such proceeds were used for acquisitions). Total other income (expense) increased $9,495,000, or 144.8%, from $6,557,000 in 1996 to $16,052,000 in
1997. Other income (expense) represented 14.6% of total revenue in 1996 and 1997. The dollar increase was due to the increase in long-term debt relating to the issuance of the 12%

Senior Notes in December 1996 and borrowings under the related party debt agreement entered into in May 1997. Proceeds from the 12% Senior Notes, among other things, were used to repay the outstanding balance under the former debt agreement with the related party at the end of 1996.

     EXTRAORDINARY ITEM

     The Company recorded extraordinary losses of $10,077,000, representing 22.5% of total revenues for the year ended December 31, 1996. The extraordinary loss related to non-recurring costs that were incurred in connection with the restructuring of the Company's long-term debt on March 15, 1996 and December 18, 1996.

     EBITDA

     EBITDA (income before interest income, interest expense, depreciation, amortization, other unusual charges and contractual settlements, and the extraordinary losses on debt restructuring) increased $15,834,000 from $8,857,000 for the year ended December 31, 1996 to $24,691,000 for the year ended December 31, 1997. EBITDA represented 19.8% of total revenues for the year ended December 31, 1996 and 22.6% for the year ended December 31, 1997, an increase of 2.8%. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash used in operating activities during the fiscal years ended December 31, 1996, 1997 and 1998 was $269,000, $4,720,000 and $6,470,000,
respectively. Net cash used in operating activities consisted primarily of the funding of operating losses, increases in current assets in 1996 and 1997 (including the increase in accounts receivable from dial-around compensation), offset by the issuance of the Nominal Value Warrants (as defined herein), depreciation and amortization, increases in current liabilities, and the non-cash portion of the loss associated with the debt restructuring.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used in investing activities during the fiscal years ended December 31, 1996, 1997 and 1998 was $63,062,000, $57,197,000 and $6,763,000,
respectively. Cash used in investing activities consisted primarily of payments to acquire companies (including the Cherokee acquisition deposit of $37,110,000 at December 31, 1996) and capital expenditures primarily due to the purchase and installation of new pay telephone equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities during the fiscal years ended December 31, 1996, 1997 and 1998 was $109,056,000, $21,998,000 and $12,482,000,
respectively, which consisted primarily of net proceeds from the Company Debt Offering, the Company Equity Offering and from other borrowings offset by redemptions and repurchases of preferred stock, repayments of debt and payment of debt financing costs.

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

     THE COMPANY EQUITY OFFERING AND THE COMPANY DEBT OFFERING

     On December 18, 1996, the Company closed the following publicly underwritten offerings: (i) the sale of 6,750,000 shares of Common Stock (the "Company Equity Offering"), at a price to the public of $3.00 per share, for net proceeds to the Company therefrom of $18,295,000 and (ii) the sale of $125,000,000 aggregate principal amount of its 12% Senior Notes due 2006 (the "Notes" or the "Company Debt Offering"), for net proceeds to the Company therefrom of $119,149,000. In connection with the Company Equity Offering, the Company also granted the underwriters a 45-day option to purchase up to 1,012,500 additional shares of Common Stock, at $3.00 per share (less an underwriting discount of $0.21 per share), solely to cover over-allotments (the "Over-Allotment Option"). The Company received $2,825,000 at the time the underwriters exercised their Over-Allotment Option on January 29, 1997.

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

     The 12% Senior Notes are general unsecured obligations of the Company limited in aggregate principal amount to $125,000,000 and will mature on December 15, 2006. Interest on the Notes accrues at the rate of 12% per annum and is payable semi-annually in arrears on June 15 and December 15 in each year commencing June 15, 1997. The Notes rank senior in right of payment to all indebtedness of the Company that is expressly subordinated and are pari passu in right of payment with all other senior indebtedness of the Company. The Notes are guaranteed jointly and severally and fully and unconditionally on a senior unsecured basis by all current and all future subsidiaries of the Company ("Subsidiary Guarantors").

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

     In addition, upon a "change of control" (as defined in the indenture), the Company has the obligation to offer to repurchase all outstanding Notes from the holders thereof at a price equal to 101% of the outstanding principal balance, plus accrued and unpaid interest to the date of repurchase. On December 30, 1997, the Company solicited and received the consent from its Noteholders to amend the indenture to increase the limit of permitted indebtedness and to modify the definition of consolidated net income to exclude certain non-recurring expenses and non-operating charges when calculating certain restrictive covenants. The Company incurred $625,000 in deferred financing costs to the Noteholders and $761,000 in fees relating to the solicitation of the Noteholders' consent to amend the indenture.

     The Company has not paid the semiannual interest payment which was due December 15, 1998 on the 12% Senior Notes and, pursuant to the terms of the indenture, the Company is in default on this debt. Under certain circumstances, such obligations could become immediately due and payable. As of December 31, 1998, the principal balance due has been classified as a current liability in the Company's consolidated balance sheets. As discussed below, the Company plans to solicit the consent of the Noteholders to convert the 12% Senior Notes and accrued interest to Common Stock. There can be no assuance that the requisite consent can be obtained or that conversion of the Notes to Common Stock will occur.

     NEW CREDIT AGREEMENT

     On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders (collectively referred to as the "Lenders"). ING was Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation were Co-Agents for the Lenders. ING is a significant shareholder of the Company's common equity. The Credit Agreement provided a $75,000,000 commitment of which $60,000,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000,000 was to be utilized for general working capital requirements. Borrowings accrued interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement was originally scheduled to mature on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral. The Company borrowed $17,700,000 under the Expansion Loan Commitment to complete the acquisitions of Advance, American, and London and to pay related acquisition and credit facility fees. The Company also borrowed $7,300,000 of the Revolving Credit Commitment for interest payments due under the $125,000,000 12% Senior Notes and for general working capital purposes. Subsequent to the September 16, 1997 Court ruling which vacated dial-around compensation, and pursuant to certain terms of the Credit Agreement, the Agent gave notice to the Company that it was prohibited from making additional borrowings under the Credit Agreement, without prior approval from the Lenders.

     The Credit Agreement includes covenants which, among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limit incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

     On February 24, 1998, the Credit Agreement was amended to increase the Revolving Credit Commitment to $20,000,000 and to decrease the Expansion Loan Commitment to $55,000,000 (the "First Amendment"). The amount available for letters of credit under the working capital commitment was reduced from $5,000,000 to $3,000,000 and certain of the covenants therein were modified. On the same date, the Company was permitted to borrow and additional $3,000,000 for working capital purposes under the Revolving Credit Commitment. On March 31, 1998, the Credit Agreement was further amended (the "Second Amendment") to modify certain financial covenants.

     On May 8, 1998, the Company amended the Credit Agreement (the "Third Amendment") and Foothill Capital Corporation, as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment, the Revolving Credit Commitment remained at $20,000,000 and the Expansion Loan Commitment was reduced to $20,000,000. Interest is payable monthly in arrears at 2% above the Lender's reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement was extended to May 8, 2001. Certain financial covenants under the Credit agreement were also modified. The Company incurred $1,174,000 in fees and expenses in connection with the Third Amendment of which $328,000 is included in other unusual charges and contractual settlements in the Company's consolidated statements of operations.

     During the second quarter of 1998, the Company borrowed $10,547,000 under the Revolving Credit Commitment for interest payments due under the Company's $125,000,000, 12% Senior Notes, to fund acquisition and financing costs for working capital. On July 3, 1998, the Company borrowed an additional $1,453,000, the remaining amount available under the Credit Agreement, to finance the cost of equipment upgrades relating to the pay telephones acquired as result of the TDS acquisition.

     At December 31, 1998, the Company was not in compliance with certain financial covenants and was in default under its Credit Agreement. Under certain circumstances, such obligations could become immediately due and payable. Accordingly, the Company has classified the amounts due under the Credit Agreement as a current liability in its consolidated balance sheet as December 31, 1998. The Company has had discussions with the Agent and has requested an additional advance for working capital purposes. There can be no assurance that the Agent will advance the additional funds requested. Further, there can be no assurance that the Agent will not take such other action that it deems necessary to collect the balance due on the debt.

     OTHER

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

     On March 15, 1996, warrants to purchase 2,018,942 shares of Common Stock at an exercise price of $.01 per share ("Nominal Value Warrants") were issued in conjunction with the acquisitions of IPP and Paramount, redemption of the 10% Preferred, 8% Preferred and 7% Preferred, and conversion of certain related party debt of the Company to the 14% Preferred. Certain holders of the 14% Preferred are deemed related parties. See "Item 13 Certain Relationships and Related Transactions." The warrants expire on March 13, 2001. The Company has estimated the fair market value of the Nominal Value Warrants to be $4,975,000, using the Black-Scholes valuation model, of which $3,886,000 (the amount attributable to the warrants provided to related parties in connection with the redemption of the preferred shares and the conversion of certain debt) was recorded in the caption "other unusual charges and contractual settlements" in the Company's consolidated statement of operations.

     The Company's working capital, excluding the reclassification of long-term debt to current liabilities, declined from $7,839,000 at December 31, 1997 to ($6,976,000) at December 31, 1998, a decrease of $14,815,000. This decrease was primarily due to the increase in accrued interest resulting from the default in payment on the Company's 12% Senior Notes and increases in other current liabilities. Cash flows used in operating activities increased from $4,720,000 in 1997 to $5,018,000 in 1998, an increase of $298,000. At December 31, 1998, the Company had a deficit of $51,598,000 in stockholders equity (excluding mandatorily redeemable preferred stock) as a result of the current year loss of $44,817,000 and a loss of $23,254,000 in 1997. The Company was not in compliance with certain financial covenants under the Credit Agreement at December 31, 1998 and is in default on this debt. Further, the Company was unable to make the interest payment due on December 15, 1998 under the Company's 12% Senior Notes and is in default on that debt. Under certain circumstances, the debt that is in default could become immediately due and payable. As a result, the reports of the Company's independent accountants refer to the substantial doubt regarding the Company's ability to continue as a going concern.

     The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and Management's ability to control expenses. There can be no assurance that coin revenues will increase, that revenues from dial-around compensation will continue at the rates anticipated or that they will be received by the Company in the amounts the Company has recorded as receivable as they become due, or that operating expenses can be maintained at present or reduced to lower levels. To the extent that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's lender will grant additional advances under the Credit Agreement for working capital or business expansion purposes or that the Company can obtain additional financing to meet its debt service and other cash requirements.

     In January 1999, the Company reached an agreement in principle with the Unofficial Committee of Noteholders of its 12% Senior Notes, subject to a number of conditions including satisfactory documentation and the Company obtaining a revised working capital facility, which provides for the conversion of the Notes plus accrued interest into 95% of the Company's Common Stock (the "Restructuring"). At that date the Unofficial Committee of Noteholders represented approximately 63% of the principal amount of the Notes. The

Restructuring further contemplates that existing preferred and common shareholders will receive the remaining 5% of the Company's Common Stock (as well as warrants to purchase approximately 11% of the Company's Common Stock) at an exercise price of $10.50 per share (assuming 10,000,000 Common Shares outstanding after the conversion). These equity interests would be subject to dilution upon the exercise of certain warrants and awards under a new management incentive plan being considered as part of the Restructuring.

     The Company is reviewing various alternative methods of implementing the Restructuring. Among the alternatives presently under consideration by the Company and its professional advisors is the possibility of seeking confirmation of a prepackaged plan of reorganization (the "Prepackaged Plan") in connection with commencing a case under chapter 11 of the United States Bankruptcy Code (the "Case"). Commencing the Case seeking confirmation of the Prepackaged Plan would require, among other things, that consent to the Restructuring be obtained from holders of two-thirds of the principal amount of the Notes and 50% of the Noteholders actually voting. Under the Prepackaged Plan, claims of creditors of the Company, other than the holders of Notes, generally would be paid in full in the ordinary course, with the Company retaining its rights and defenses with respect to such claims.

     The Company believes, but cannot assure, that it will be able to implement the Restructuring with the consent of the holders of the Notes. In the event that the Company and the holders of the Notes are unable to implement the Restructuring and the Company is unable to obtain a revised working capital facility, the Company will be forced to evaluate other available options.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.


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

     The Company has completed a detailed assessment of the Year 2000 Issue and has developed a plan for compliance. In the fourth quarter of 1998, the Company began to implement its plan relating to its accounting, business operations and corporate telephone systems. Complete implementation of the Company's plan is dependent, among other things, upon receiving updated versions of proprietary software from pay telephone manufacturers, confirmation from other third parties that information and software supplied by them will be in compliance and replacement of the Company's central office telephone switch. Although the Company has not incurred any significant costs to date, the cost to achieve full compliance is currently estimated to be approximately $500,000.

     Management believes the Company will be able to implement its plan and achieve full Year 2000 compliance before the end of 1999. Management does not believe the Year 2000 issue will have a material effect on future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company's outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations primarily consist of its $125 million 12% Senior Notes and its $40 million borrowings under the Company's Credit Agreement.

     As discussed in Note 2 to the Company's consolidated financial statements, the Company plans to solicit the consent of its Noteholders to convert its 12% Senior Notes to Common Stock. Accordingly, the fair value of such debt is more dependent upon the value of the Company than it is on changes in interest rates. The Company does not anticipate that the fair value of this debt will be materially affected by change in interest rates, if any.

     The Company's earnings and cash flows are subject to market risk resulting from changes in interest rates with respect to its borrowings under its $40 million Credit Agreement. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because Management does not consider the potential impact of changes in interest rates to be material.

     The Company's available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of the Company's cash flows are derived from its operations within the United States and the Company is not subject to market risk associated with changes in foreign exchange rates.

ITEM 8.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a report on Form 8-K dated November 9, 1998 under Item 4 reporting that the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), had resigned. During the Company's two fiscal years ended December 31, 1997 and through November 9, 1998, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

     The Company also filed a report on Form 8-K dated January 18, 1999 under
Item 4 reporting that the Company engaged BDO Seidman, LLP as its new independent public accountants to audit the Company's financial statements for its fiscal year ended December 31, 1998.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The description of the directors and executive officers of the Registrant is incorporated herein by reference to the section of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), entitled "Election of Directors", which Proxy Statement is expected to be filed in April 1999. In addition, the information set forth in the section of the Proxy Statement entitled "Section 16(a), Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the section of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders entitled "Executive Compensation", which Proxy Statement is expected to be filed in April 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the section of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management", which Proxy Statement is expected to be filed in April 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the section of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders entitled "Executive Compensation-Certain Transactions", which Proxy Statement is expected to be filed in April 1999.
     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.  FINANCIAL STATEMENTS

      Report of BDO Seidman, LLP, Independent Accountants ...............................  F-1

      Report of PricewaterhouseCoopers LLP, Independent Accountants .....................  F-2

      Consolidated Balance Sheets as of December 31, 1997 and 1998 ......................  F-3

      Consolidated Statements of Operations for the Years Ended
      December 31, 1996, 1997 and 1998 ..................................................  F-4

      Statements of Changes in Mandatorily Redeemable Preferred Stock for the Years
      Ended December 31, 1996, 1997 and 1998 ............................................  F-5

      Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
      Common Stock and Other Shareholders' Equity (Deficit) for the Years Ended
      December 31, 1996, 1997 and 1998 ..................................................  F-6

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
      1997 and 1998 .....................................................................  F-8

      Notes to Consolidated Financial Statements for the Years Ended
      December 31, 1996, 1997 and 1998 ..................................................  F-10

2.    FINANCIAL STATEMENT SCHEDULES

      Schedule II - Valuation and Qualifying Accounts ...................................  F-30

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.      EXHIBITS

EXHIBIT NO.              DESCRIPTION

2.1 Agreement and Plan of Merger and Reorganization, dated June 11, 1998, by and among Davel Communications Group, Inc., Davel Holdings, Inc., D Subsidiary, Inc., PT Merger Corp. and PhoneTel Technologies, Inc.
           (26)*

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

10.88      PhoneTel Technologies, Inc. 1997 Stock Incentive Plan (22) *

10.89 Second Agreement to Credit agreement and Waiver, dated as of March 31, 1998, amending the $75,000,000 Credit Agreement dated as of May 30, 1997, among PhoneTel Technologies, Inc. as the Borrower, various Lenders and ING (U.S.) Capital Corporation, as Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders (24)*

10.90 Third Amendment to Credit Amendment, dated as of May 8, 1998, between PhoneTel Technologies, Inc., as the Borrower, and Foothill Capital Corporation, as Replacement Agent and Lender, amending the Credit Agreement dated as of May 30, 1997, as amended, restated, supplemented, or otherwise modified from time to time, among PhoneTel Technologies, Inc. as the Borrower, various Lenders and ING (U.S.) Capital Corporation, as the former Agent of the Lenders. (25)*

10.91 Voting Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Mr. David R. Hill (26)*

10.92 Voting Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Samstock, L.L.C. (26)*

10.93 Voting Agreement, dated June 11, 1998, by an between PhoneTel Technologies, Inc. and Samstock, L.L.C. (26)*

10.94 Consulting and Non-Competition Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Mr. Peter Graf (26)*

10.95 Employment and Non-Competition Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Ms. Tammy Martin (26)*

10.96 Pay Phone Communications Services Agreement dated as of November 16, 1998 by and between Qwest Communications Corporation and USLD Communications, Inc. and PhoneTel Technologies, Inc.

99.1 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Peter Graf (26)*

99.2 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Steven Richman (26)*

99.3 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. George Henry (26)*

99.4 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Aron Katzman (26)*

99.5 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Joseph Abrams (26)*

99.6 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and ING (U.S.) Investment Corporation
           (26)*

99.7 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Cerberus Partners, L. P. (26)*

99.8 Joint Press Release of PhoneTel Technologies, Inc. and Davel Communications Group, Inc. dated June 12, 1998 (26)*

99.9 Press Release of PhoneTel Technologies, Inc. dated September 29, 1998 announcing the termination of merger with Davel Communications Group, Inc. and notification by AMEX regarding listing requirements. (27)*

21.1       Subsidiaries of PhoneTel Technologies, Inc.

27         Financial Data Schedule for the Year Ended December 31, 1998


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

(22) Incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

(23) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.

(24) Incorporated by reference from the Company's Form 10-K/A-1 for the year ended December 31, 1998.

(25) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998.

(26)       Incorporated by reference from the Company's Form 8-K dated June 11,
           1998.

(27) Incorporated by reference from the Company's Form 8-K dated September 28, 1998.

(B)        REPORT ON FORM 8-K

           The Company filed a report on Form 8-K under Item 4 dated November 9, 1998 reporting that the Company's independent accountants, PricewaterhouseCoopers LLP, had resigned and a report on Form 8-K under Item 4 dated January 18, 1999 reporting that the Company engaged BDO Seidman, LLP as its new independent public accountants.

(C)        EXHIBITS

           The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)3 for a list of Exhibits hereto.

(D)        FINANCIAL STATEMENT SCHEDULE

           The Financial Statement Schedules to this Form 10-K are set forth as Exhibits 21.1 and 27.

               REPORT OF BDO SEIDMAN, LLP, INDEPENDENT ACCOUNTANTS


To the Board of Directors
PhoneTel Technologies, Inc.
Cleveland, Ohio



                We have audited the accompanying consolidated balance sheet of PhoneTel Technologies, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and other shareholders' equity (deficit), and cash flows for the year then ended. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

                We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhoneTel Technologies, Inc. and Subsidiaries at December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and is in default on its long-term debt. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
New York, New York
March 8, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
PhoneTel Technologies, Inc.


         In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and other shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of PhoneTel Technologies, Inc. and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
March 31, 1998


PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------


                                                                                        DECEMBER 31
                                                                           ---------------------------------------
                                                                                  1997                   1998
                                                                           ----------------       ----------------
ASSETS
     Current assets:
         Cash                                                                       $6,519                 $5,768
         Accounts receivable, net of allowance for doubtful accounts
            of $507 and $ 935, respectively                                         16,278                 14,021
         Other current assets                                                          972                  1,389
                                                                           ----------------       ----------------
                Total current assets                                                23,769                 21,178

     Property and equipment, net                                                    30,109                 27,837
     Intangible assets, net                                                        115,607                101,073
     Other assets                                                                      341                    586

                                                                           ----------------       ----------------
                                                                                  $169,826               $150,674
                                                                           ================       ================

LIABILITIES AND EQUITY (DEFICIT)
     Current liabilities:
         Current portion:
            Long-term debt                                                            $544               $165,216
            Obligations under capital leases                                            92                     17
         Accounts payable                                                            8,768                 11,254
         Accrued expenses:
            Location commissions                                                     3,142                  2,756
            Personal property and sales tax                                          1,927                  3,145
            Interest                                                                   991                  8,728
            Salaries, wages and benefits                                               466                    335
            Other                                                                        -                  1,703
                                                                           ----------------       ----------------
                Total current liabilities                                           15,930                193,154

     Long-term debt                                                                150,203                      4
     Obligations under capital leases                                                   19                      2
     Commitments and contingencies                                                       -                      -

      14% Cumulative Preferred Stock Mandatorily Redeemable
         (redemption amount $9,512 due June 30, 2000)                                7,716                  9,112

     Non-mandatorily Redeemable Preferred Stock, Common Stock
         and Other Shareholders' Equity (Deficit)                                   (4,042)               (51,598)

                                                                           ----------------       ----------------
                                                                                  $169,826               $150,674
                                                                           ================       ================

                     The accompanying notes are an integral part of these financial statements.


PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------

                                                                               YEAR ENDED DECEMBER 31
                                                               ---------------------------------------------------
                                                                       1996              1997             1998
                                                               ----------------  ---------------  ----------------
REVENUES:
     Coin calls                                                        $26,212          $58,520           $52,544
     Non-coin telecommunication services                                17,649           50,624            42,432
     Dial-around compensation adjustment                                                   (395)           (3,733)
     Other                                                                 943              500               143
                                                               ----------------  ---------------  ----------------
                                                                        44,804          109,249            91,386
                                                               ----------------  ---------------  ----------------

COSTS AND EXPENSES:
     Line and transmission charges                                      11,153           24,518            29,607
     Telecommunication and validation fees                               5,608           11,599            11,344
     Location commissions                                                6,072           16,628            14,179
     Field operations                                                    8,733           21,100            22,009
     Selling, general and administrative                                 4,381           10,713            12,354
     Depreciation and amortization                                      12,800           22,798            25,583
     Other unusual charges and contractual settlements                   6,072            9,095             2,762
                                                               ----------------  ---------------  ----------------
                                                                        54,819          116,451           117,838
                                                               ----------------  ---------------  ----------------

         Loss from operations                                          (10,015)          (7,202)          (26,452)
                                                               ----------------  ---------------  ----------------

OTHER INCOME (EXPENSE):
     Interest expense - related parties                                 (5,235)          (1,431)           (1,036)
     Interest expense - others                                          (1,504)         (15,181)          (17,876)
     Interest and other income                                             182              560               547
                                                               ----------------  ---------------  ----------------
                                                                        (6,557)         (16,052)          (18,365)
                                                               ----------------  ---------------  ----------------

Loss before extraordinary item                                         (16,572)         (23,254)          (44,817)
Extraordinary item:
     Loss on early extinguishment of debt                              (10,077)               -                 -
                                                               ----------------  ---------------  ----------------

NET LOSS                                                              ($26,649)        ($23,254)         ($44,817)
                                                               ================  ===============  ================


Earnings per share calculation:
     Loss before extraordinary item                                   ($16,572)        ($23,254)         ($44,817)
     Preferred dividend payable in kind                                   (337)            (514)             (268)
     Accretion of 14% Preferred to its redemption value                   (102)            (494)           (1,128)
     Premium on redemption of 10%, 8% and 7% Preferred                  (2,002)               -                 -
                                                               ----------------  ---------------  ----------------
Loss before extraordinary item applicable to
     common shareholders                                               (19,013)         (24,262)          (46,213)
Extraordinary item:
     Loss on early extinguishment of debt                              (10,077)               -                 -
                                                               ----------------  ---------------  ----------------

Net loss applicable to common shareholders                            ($29,090)        ($24,262)         ($46,213)
                                                               ================  ===============  ================

Loss per common share before extraordinary item                         ($3.46)          ($1.51)           ($2.73)
                                                               ================  ===============  ================

Net loss per common share, basic and diluted                            ($5.29)          ($1.51)           ($2.73)
                                                               ================  ===============  ================

Weighted average number of shares, basic and diluted                 5,494,011       16,040,035        16,923,499
                                                               ================  ===============  ================



                   The accompanying notes are an integral part of these financial statements.


PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------------


                                                                          YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------------------------------------------
                                                       1996                         1997                          1998
                                          ----------------------------  ----------------------------  ----------------------------
                                               SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                          --------------  ------------  --------------  ------------  -------------- -------------

14% CUMULATIVE
     REDEEMABLE CONVERTIBLE
       PREFERRED STOCK
     Balance, beginning of year                       -             -         120,387        $6,708         138,147        $7,716
     Redemption of 7%, 8% and
       10% Preferred                             34,436        $2,066               -             -               -             -
     Conversion of debt                          59,695         3,581               -             -               -             -
     Acquisitions                                13,787           622               -             -               -             -
     Dividends payable-in-kind                   12,469           337          17,760           514          20,380           268
     Accretion of carrying value
       to amount payable at
       redemption on June 30, 2000                    -           102               -           494               -         1,128
                                          --------------  ------------  --------------  ------------  -------------- -------------

     Balance, end of year                       120,387        $6,708         138,147        $7,716         158,527        $9,112
                                          ==============  ============  ==============  ============  ============== =============

                           The accompanying notes are an integral part of these financial statements.




PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
    COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------------


                                                                          YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------------------------------------------
                                                     1996                         1997                          1998
                                          ----------------------------  ----------------------------  ----------------------------
                                             SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                          --------------  ------------  --------------  ------------  -------------- -------------

7 % CUMULATIVE
     CONVERTIBLE REDEEMABLE
       PREFERRED STOCK
     Balance, beginning of year                   2,500          $200               -             -               -             -
     Redemption                                  (2,500)         (200)              -             -               -             -
                                          --------------  ------------  --------------  ------------  -------------- -------------
     Balance, end of year                             -             -               -             -               -             -
                                          ==============  ------------  ==============  ------------  ============== -------------

8 % CUMULATIVE REDEEMABLE
     PREFERRED STOCK
     Balance, beginning of year                  12,200           981               -             -               -             -
     Redemption                                 (12,200)         (981)              -             -               -             -
                                          --------------  ------------  --------------  ------------  -------------- -------------
     Balance, end of year                             -             -               -             -               -             -
                                          ==============  ------------  ==============  ------------  ============== -------------

10 % CUMULATIVE REDEEMABLE
         PREFERRED STOCK
     Balance, beginning of year                   1,496             -               -             -               -             -
     Redemption                                  (1,496)            -               -             -               -             -
                                          --------------  ------------  --------------  ------------  -------------- -------------
     Balance, end of year                             -             -               -             -               -             -
                                          ==============  ------------  ==============  ------------  ============== -------------

10 % CUMULATIVE NON-VOTING
     REDEEMABLE PREFERRED STOCK
     Balance, beginning of year                 530,534         5,305               -             -               -             -
     Conversion                                (530,534)       (5,305)              -             -               -             -
                                          --------------  ------------  --------------  ------------  -------------- -------------
     Balance, end of year                             -             -               -             -               -             -
                                          ==============  ------------  ==============  ------------  ============== -------------

SERIES A SPECIAL CONVERTIBLE
     PREFERRED STOCK
     Balance, beginning of year                       -             -               -             -               -             -
     Exercise of Warrants                             -             -          12,500            $3         100,875           $20
     Conversion to Common Stock                       -             -         (12,500)           (3)       (100,875)          (20)
                                          --------------  ------------  --------------  ------------  -------------- -------------
     Balance, end of year                             -             -               -             -               -             -
                                          ==============  ------------  ==============  ------------  ============== -------------

COMMON STOCK
     Balance, beginning of year               2,855,350            29      14,488,828           145      16,360,829           164
     Company Equity Offering                  6,750,000            68       1,012,500            10               -             -
     Exercise of warrants and options         1,035,137            10         409,754             4         375,804             4
     Acquisitions                             2,860,608            28               -             -               -             -
     Conversion of Series A Preferred                 -             -         250,000             3       2,017,500            20
     Conversion of 10% Non-voting
       Preferred                                884,214             9               -             -               -             -
     Other issuances of stock                   103,519             1         199,747             2               -             -
                                          --------------  ------------  --------------  ------------  -------------- -------------
     Balance, end of year                    14,488,828           145      16,360,829           164      18,754,133           188
                                          ==============  ------------  ==============  ------------  ============== -------------



                           The accompanying notes are an integral part of these financial statements.



PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
    COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------------


                                                                          YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------------------------------------------
                                                     1996                         1997                          1998
                                          ----------------------------  ----------------------------  ----------------------------
                                             SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                          --------------  ------------  --------------  ------------  -------------- -------------

ADDITIONAL PAID-IN CAPITAL
     Balance, beginning of year                               $16,650                       $59,104                       $62,600
     Company Equity Offering, net                              18,228                         2,815                             -
     Exercise of warrants and options                               -                           101                            25
     Acquisitions                                               8,010                             -
     Warrants issued with debt                                  6,412                             -                             -
     Exercise of warrants -
        Series A Preferred                                          -                             -                           (20)
     Put under warrants issued for
        Series A Preferred                                          -                             -                        (1,452)
     Conversion of 10% Non-voting
        Preferred                                               5,296                             -                             -
     Issuance of Nominal
        Value Warrants                                          4,241                             -                             -
     Other issuances of stock and warrants                        267                           580                            80
                                                          ------------                  ------------                 -------------
     Balance, end of year                                      59,104                        62,600                        61,233
                                                          ------------                  ------------                 -------------

ACCUMULATED DEFICIT
     Balance, beginning of year                               (13,454)                      (42,544)                      (66,806)
     Net loss                                                 (26,649)                      (23,254)                      (44,817)
     Dividends payable in-kind on 14%
        Preferred and accretion                                  (439)                       (1,008)                       (1,396)
     Redemption of stock:
        7%, 8% and 10% Preferred                                (2,002)                            -                             -
                                                          ------------                  ------------                 -------------
     Balance, end of year                                     (42,544)                      (66,806)                     (113,019)
                                                          ------------                  ------------                 -------------



TOTAL NON-MANDATORILY
     REDEEMABLE PREFERRED STOCK,
     COMMON STOCK AND
     OTHER SHAREHOLDERS' EQUITY (DEFICIT)                     $16,705                       ($4,042)                     ($51,598)
                                                          ============                  ============                 ==============


   The accompanying notes are an integral part of these financial statements.



PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------

                                                                                  YEAR ENDED DECEMBER 31
                                                                    ----------------------------------------------
                                                                          1996            1997            1998
                                                                    --------------  --------------  --------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net loss                                                            ($26,649)       ($23,254)       ($44,817)
     Adjustments to reconcile net loss to net cash flows
         from operating activities:
         Depreciation and amortization                                     12,800          22,798          25,583
         Amortization of deferred revenues                                   (900)           (300)              -
         Increase in allowance for doubtful accounts                           92             267             428
         Issuance of Nominal Value Warrants                                 3,886               -               -
         Stock in lieu of cash payments                                        21               -               -
         Accretion of related party debt                                    1,605               -               -
         Loss on debt restructuring                                         9,628               -               -
         Gain on disposal of assets                                             -               -            (335)
         Other non-cash charges                                               156               2               -
         Changes in current assets, net of assets acquired                 (2,531)         (4,735)          1,413
         Change in current liabilities, net of liabilities assumed and
            reclassification of long - term debt                            1,623             502          11,258
                                                                    --------------  --------------  --------------
                                                                             (269)         (4,720)         (6,470)
                                                                    --------------  --------------  --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisitions                                                         (22,576)        (48,687)         (2,669)
     Restricted funds                                                     (37,110)              -               -
     Acquisition deposits                                                    (520)              -               -
     Purchases of property and equipment                                   (2,851)         (7,937)         (3,580)
     Proceeds from sale of assets                                               -             789             468
     Deferred revenues - signing bonus                                      1,200               -               -
     Aquisition of intangible assets                                         (907)         (1,265)           (737)
     Other deferred charges                                                  (298)            (97)           (245)
                                                                    --------------  --------------  --------------
                                                                          (63,062)        (57,197)         (6,763)
                                                                    --------------  --------------  --------------




   The accompanying notes are an integral part of these financial statements.




PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------

                                                                                 YEAR ENDED DECEMBER 31
                                                                    ----------------------------------------------
                                                                          1996            1997            1998
                                                                    --------------  --------------  --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from debt issuances                                         $43,000            $110         $12,002
     Proceeds from shareholder debt                                           835          25,000           3,090
     Net proceeds from Company Debt Offering                              119,149               -               -
     Net proceeds from Company Equity Offering                             18,295           2,825               -
     Principal payments on borrowings                                     (66,205)         (1,642)           (724)
     Debt financing costs                                                  (4,911)         (4,402)         (1,915)
     Redemption of 10% and 8% Preferred                                    (1,117)              -               -
     Proceeds from warrant and option exercises                                10             107              29
                                                                    --------------  --------------  --------------
                                                                          109,056          21,998          12,482
                                                                    --------------  --------------  --------------

Increase (decrease) in cash                                                45,725         (39,919)           (751)
Cash, beginning of period                                                     713          46,438           6,519
                                                                    --------------  --------------  --------------
Cash, end of period                                                       $46,438          $6,519          $5,768
                                                                    ==============  ==============  ==============


SUPPLEMENTAL DISCLOSURE:
     Interest paid during the year                                         $4,465         $16,395         $11,171
                                                                    ==============  ==============  ==============


NON-CASH TRANSACTIONS:
     Acquisitions :
         Amtel Communications                                              $5,421               -               -
         Payphones of America                                              13,918               -               -
         International Pay Phones                                           3,536               -               -
         Paramount Communications                                           1,064               -               -
     Common Stock or warrants for Common Stock issued for services             21            $208             $80
     Put under warrants issued for Series A Preferred                           -               -           1,452
     Common Stock issued in payment of  debt and interest                     248             374               -
                                                                    --------------  --------------  --------------
                                                                          $24,208            $582          $1,532
                                                                    ==============  ==============  ==============





   The accompanying notes are an integral part of these financial statements.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
           (IN THOUSANDS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONES,
                     PER CALL, SHARE AND PER SHARE AMOUNTS)



 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

         PhoneTel Technologies, Inc. and Subsidiaries (the "Company") operate in a single business segment within the telecommunications industry. The Company specializes in the business of installation and operation of public pay telephones on a revenue sharing basis and offering operator assisted long distance services. At December 31, 1996, 1997 and 1998, the Company operated 25,029, 43,847 and 43,248 installed public pay telephones, respectively. The Company's operations are regulated by the Public Service or Utility Commissions of the various States and the Federal Communications Commission.

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

    INTANGIBLE ASSETS

         Intangible assets include costs incurred in obtaining new locations or in the acquisition of installed public pay telephones through a business combination ("location contract"), non-compete agreements, costs associated with obtaining operating certification in various states and deferred financing costs. Intangible assets are amortized over the estimated economic life of the respective location contracts, the term of the respective non-compete or financing agreement, and five years for state operating certifications.

    IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically evaluates potential impairment of long-lived assets based upon the cash flows derived from each of the Company's operating districts, the lowest level for which operating cash flows for such asset groupings are identifiable. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows to be generated by the Company's assets groups (including any salvage values) are less than the related assets' carrying value. Impairment is measured based on the difference between the higher of the fair value of the assets or present value of the discounted expected future cash flows and the assets' carrying value. No impairment was recorded in 1996, 1997 or 1998.

    REVENUE RECOGNITION

         Revenues from coin calls, reselling operator assisted and long distance services, and compensation for dial-around calls are recognized in the period in which the customer places the related call.

    COMPREHENSIVE INCOME

         The Company has no items of comprehensive income or expense. Accordingly, the Company's comprehensive income and net income are equal.

    EARNINGS PER SHARE

         In March 1997, the FASB issued Statement No. 128, "Earnings per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share for publicly held entities. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

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

         Diluted earnings per share amounts are determined in the same manner as basic earnings per share except the number of shares is increased assuming exercise of stock options and warrants using the treasury stock method and conversion of the 7% Cumulative Convertible Redeemable Preferred ("7% Preferred") in 1996 and the 14% Cumulative Redeemable Preferred ("14% Preferred") in 1996, 1997 and 1998. In addition, income or loss applicable to common shareholders is not adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. Diluted earnings per share amounts have not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants and the assumed conversion of the 7% Preferred and 14% Preferred is not dilutive.

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

    RECLASSIFICATIONS

         Certain amounts relating to 1996 and 1997 have been reclassified to conform to the current year presentation. The reclassifications have had no impact on total assets, shareholders' equity or net loss as previously reported.


    BASIS OF PRESENTATION

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company was unable to continue as a going concern.


    FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of financial instruments are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 1997 and 1998, or that will be realized in the future. At December 31, 1997 and 1998, the difference between the estimated fair values of financial instruments and their carrying values was not material due to either short maturity terms or similarity to terms available to comparable companies in the open market.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements.

 2.       FINANCIAL CONDITION

         The Company's working capital, excluding the reclassification of long-term debt to current liabilities, declined from $7,839 at December 31, 1997 to ($6,976) at December 31, 1998, a decrease of $14,815. This decrease was primarily due to the increase in accrued interest resulting from the default in payment of interest on the Company's 12% Senior Notes and increases in other current liabilities. Cash flows used in operating activities increased from $4,720 in 1997 to $5,018 in 1998, an increase of $298. At December 31, 1998, the
Company had a deficit of $51,598 in stockholders equity (excluding mandatorily redeemable preferred stock) as a result of the current year loss of $44,817 and a loss of $23,254 in 1997. The Company was not in compliance with certain financial covenants under the Credit Agreement at December 31, 1998 and is in default on this debt. Further, the Company was unable to make the interest payment due on December 15, 1998 under the Company's 12% Senior Notes and is in default on this debt. Under certain circumstances, the debt that is in default could become immediately due and payable.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and Management's ability to control expenses. There can be no assurance that coin revenues will increase, that revenues from dial-around compensation will continue at the rates anticipated or that they will be received by the Company in the amounts the Company has recorded as receivable as they become due, or that operating expenses can be maintained at present or reduced to lower levels. To the extent that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's lender will grant additional advances under the Credit Agreement for working capital or business expansion purposes or that the Company can obtain additional financing to meet its debt service and other cash requirements.

     In January 1999, the Company reached an agreement in principle with the Unofficial Committee of Noteholders of its 12% Senior Notes, subject to a number of conditions including satisfactory documentation and the Company obtaining a revised working capital facility, which provides for the conversion of the Notes plus accrued interest into 95% of the Company's Common Stock (the "Restructuring"). At that date the Unofficial Committee of Noteholders represented approximately 63% of the principal amount of the Notes. The Restructuring further contemplates that existing preferred and common shareholders will receive the remaining 5% of the Company's Common Stock (as well as warrants to purchase approximately 11% of the Company's Common Stock) at an exercise price of $10.50 per share (assuming 10,000,000 Common Shares outstanding after the conversion). These equity interests would be subject to dilution upon the exercise of certain warrants and awards under a new management incentive plan being considered as part of the Restructuring.

         The Company is reviewing various alternative methods of implementing the Restructuring. Among the alternatives presently under consideration by the Company and its professional advisors is the possibility of seeking confirmation of a prepackaged plan of reorganization (the "Prepackaged Plan") in connection with commencing a case under chapter 11 of the United States Bankruptcy Code (the "Case"). Commencing the Case seeking confirmation of the Prepackaged Plan would require, among other things, that consent to the Restructuring be obtained from holders of two-thirds of the principal amount of the Notes and 50% of the Noteholders actually voting. Under the Prepackaged Plan, claims of creditors of the Company, other than the holders of Notes, generally would be paid in full in the ordinary course, with the Company retaining its rights and defenses with respect to such claims.

         The Company believes, but cannot assure, that it will be able to implement the Restructuring with the consent of the holders of the Notes. In the event that the Company and the holders of the Notes are unable to implement the Restructuring and the Company is unable to obtain a revised working capital facility, the Company will be forced to evaluate other available options.

 3. TERMINATION OF MERGER WITH DAVEL COMMUNICATIONS GROUP, INC.

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

     As of December 31, 1998, the Company has incurred $1,426 of costs relating to the Davel Merger Agreement and related litigation. Such costs are included in other unusual charges and contractual settlements in the accompanying consolidated statements of operations.


 4. ACQUISITIONS AND MERGERS

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

     TDS TELECOMMUNICATIONS CORPORATION - MAY 18, 1998 ("TDS")

         The Company entered into an asset purchase agreement to acquire approximately 3,400 installed pay telephones from TDS's network of Local Exchange Carriers ("LECs") for a purchase price of $851. The majority of the pay telephones acquired had to be upgraded with the necessary microprocessor technology needed to operate the pay telephones under the Company's operating and management information systems. The cost incurred to upgrade these pay telephones was approximately $1,717. The Company completed the installation of a majority of the upgrade equipment and began operating these pay telephones during the last half of 1998.

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

    AMTEL COMMUNICATIONS SERVICES - SEPTEMBER 13, 1996 ("AMTEL")

         The Company acquired 6,872 installed public pay telephones and inventory consisting of approximately 728 public pay telephones and related parts. Amtel's assets were acquired for a purchase price consisting of $7,000 and 2,162,163 shares of Common Stock based on the fair market value of $2.15 per share, or $4,638. Additionally, the Company incurred approximately $783 in related acquisition expenses.

    PAY PHONES OF AMERICA, INC. - AUGUST 1, 1996 ("POA")

         The Company acquired 3,115 installed public pay telephones for a purchase price consisting of: $500; 166,666 shares of Common Stock based on the fair market value of $1.87 per share, or $312; assumption of $7,783 in capital lease obligations; $3,634 in notes payable to the sellers; the assumption of $1,779 in current liabilities and other debt; and non-competition and consulting agreements for an aggregate value of $360. Additionally, the Company incurred approximately $50 in related acquisition expenses.

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

    PURCHASE PRICE ACCOUNTING

         The Company recorded each of the above acquisitions as purchases and has included the operating results of the acquired entities in the statements of operations from the respective dates of acquisition. The difference between the total purchase price and the current assets and liabilities assumed has been allocated to property and equipment, location contracts and non-compete agreements based on the relative fair values. Fair values of location contracts are determined using discounted cash flows over the remaining estimated economic lives of the acquired location contracts. The amount of location contracts recorded for each acquisition and the estimated economic life of the acquired location contracts are as follows: London $8,608, 102 months; Advance $2,313, 120 months; American $2,763, 103 months; Texas Coinphone $ 3,097, 101 months; Cherokee $53,103, 113 months; Amtel $10,136, 99 months; POA $12,054, 103 months;
IPP $6,959, 97 months; Paramount $10,116, 109 months.


    PRO FORMA FINANCIAL DATA (UNAUDITED)

         Set forth below is the Company's unaudited pro forma condensed statement of operations data for the years ended December 31, 1996 and 1997, as though the IPP, Paramount, POA and Amtel acquisitions had occurred at the beginning of 1996; and the Cherokee, Texas Coinphone, Advance, American and London acquisitions had occurred at the beginning of 1996 and 1997.

                                                1996            1997
                                                ----            ----
         Total revenues                      $ 109,980       $ 114,638
         Loss before extraordinary item        (26,060)        (24,093)
         Net loss                              (36,137)        (24,093)
         Net loss applicable to common
         Shareholders                          (38,578)        (25,101)
         Net loss per common share               (2.63)          (1.56)

         The unaudited pro forma data above does not include TDS because the effect on such operating results would not be significant. The unaudited pro forma results are not necessarily indicative of either actual results of operations that would have occurred had the acquisitions been made at the beginning of 1996 or 1997 or of future results. The pro forma statement of operations data includes adjustments related to depreciation of property and equipment, amortization of intangible assets, interest expense on borrowings used to finance the acquisitions and the weighted average number of common shares outstanding after giving effect to the acquisitions and excludes the assets and results of operations not acquired.


 5.      ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-phone or per-call rate in effect under orders issued by the FCC. Retroactive changes in the dial-around compensation rate pursuant to orders issued by the FCC are accounted for as changes in accounting estimates and are recorded as adjustments to revenues at the beginning of the most recent period prior to the announcement of such changes by the FCC. At December 31, 1997 and 1998, accounts receivable included $12,938 and $13,095, respectively, arising from dial-around compensation. Such receivables are received on a quarterly basis, two quarters in arrears. For the years ended December 31, 1996, 1997 and 1998, revenues from dial-around compensation consisted of:

                                                        1996         1997             1998
                                                        ----         ----             ----
         Amount included in revenue from
           non-coin telecommunication services         $  3,219      $ 19,100      $ 16,187

         Retrocative adjustment for changes in
           accounting estimates of revenues
           recorded in prior years                                       (395)       (3,733)

                                                       --------      --------      --------
         Net revenue from dial-around compensation     $  3,219      $ 18,705      $ 12,454
                                                       ========      ========      ========

     Of the amount recorded as a retroactive adjustment to dial-around compensation in 1998, $3,222 relates to the Company's 1997 fiscal year and $511 relates to the Company's 1996 fiscal year. The retroactive adjustment to dial-around compensation of $395,000 in 1997 relates to the Company's 1996 fiscal year. If revenues from dial-around compensation had been recorded at the current rate ($0.238 per call or $31.18 per month based on 131 calls), the net revenue would have been $15,878 in 1997 and $16,187 in 1998.

Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (the "1996 Payphone Order"), the FCC directed a two-phase transition to achieve fair compensation for dial-around calls through deregulation and competition. In the first phase, November 6, 1996 to October 6, 1997, the FCC prescribed flat-rate compensation payable to the payphone providers by the interexchange carriers ("IXCs") in the amount of $45.85 per month per payphone (as compared with a fee of $6.00 per installed payphone per month in periods prior to November 6, 1996.) This rate was arrived at by determining that the deregulated local coin rate was a valid market based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there were a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the payphone provider as well as 800 subscriber calls. The monthly per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October
1999), the FCC directed the IXCs to pay payphone service providers (such as PhoneTel), on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the payphone provider and the IXC.

To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone and required the LECs to make such coding available to the payphone providers as a transmit item included in the local access line service.

     In July 1997, the United States Court of Appeals for the District of Columbia Circuit ("the Court") responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by a Regional Bell Operating Company ("RBOC") to a separate affiliate.

     In response to the remand by the Court, the FCC issued a new order implementing section 276 in October 1997 (the "1997 Payphone Order"). The FCC determined that distinct and severable costs of $0.066 were attributable to a coin call that did not apply to the costs incurred by the payphone providers in providing access for a dial-around call. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate (or $37.20 per payphone per month based on 131 calls per month) should be utilized in determining compensation during the first phase and reiterated that payphone providers were entitled to compensation for each and every call during the first phase, it deferred for later decision the precise method of allocating the initial interim period flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation. In the third quarter of 1997, the Company recorded an adjustment of $2,361 to reduce dial-around compensation recorded in prior quarters for the decrease in rate from $45.85 to $37.20 per payphone per month. Of this adjustment amount, $395 related to the prior year.

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-48 1, which extended and waived certain requirements concerning the provision by the local exchange carriers ("LECs") of payphone-specific coding digits, which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period ending on November 15, 1998. On June 19, 1998, the FCC solicited comment from interested parties on the issues remanded. In initial and reply comments, certain IXCs and members of the paging industry had urged the FCC to abandon its efforts to derive a market-based rate from surrogates and either require the caller to pay dial-around compensation by coin deposit or adopt a cost-based rate at levels substantially below the $0.284 rate.

     On February 4, 1999, the FCC issued its Third Report and Order, And Order On Reconsideration of the Second Report And Order (the "1999 Payphone Order") wherein it adjusted the default rate from $0.284 to $0.238, retroactive to October 7, 1997. In adjusting the default rate, the FCC shifted its methodology from the market-based method utilized in the 1997 Payphone Order to a cost-based method citing technologic impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the cost-based default rate, the FCC incorporated its prior treatment of certain payphone costs as well as reexamined new estimates of payphone costs submitted as part of the proceeding.

Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus 0.2 cents for FLEX ANI costs, which are amounts charged by LECs for providing payphone specific coding digit technology) will serve as the default per-call compensation rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes. In the fourth quarter of 1998, the Company again recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the further decrease in the dial-around compensation rate from $0.284 to $0.238 per call. This adjustment for $6,075 included $3,733 recorded as revenue in prior years.

     The 1999 Payphone Order has been appealed by various parties, including but not limited to, the trade association which represents the interests of various pay telephone providers throughout the United States. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through December 31, 1998 is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month.

6.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                      Estimated        December 31
                                                     Useful Lives  ----------------------
                                                      (in years)     1997          1998
                                                     ------------  --------      --------

         Telephone boards, enclosures and cases          3-10      $ 41,653      $ 47,518
         Furniture, fixtures and other equipment          3-5         3,063         3,138
         Leasehold improvements                           2-5           424           473
                                                                   --------      --------
                                                                     45,140        51,129
         Less - accumulated depreciation                            (15,031)      (23,292)
                                                                   --------      --------
                                                                   $ 30,109      $ 27,837
                                                                   ========      ========

       Depreciation expense, including amortization of assets under capital leases, was $5,032, $7,270 and $8,451 for the years ended December 31, 1996, 1997 and 1998, respectively.

       Effective January 1, 1997, the Company changed the estimated useful life of new telephones to ten years. The impact on depreciation for 1997 and 1998 was not material.


 7.     INTANGIBLE ASSETS

        Intangible assets consisted of the following:

                                                                    December 31
                                            Amortization      ------------------------
                                              Period              1997           1998
                                            -------------     ---------      ---------
         Location contracts                 60-113 months     $ 126,775      $ 127,425
         Deferred financing costs           120 months           10,254         12,178
         Non-compete agreements             24-60 months          3,731          3,733
         State operating certifications     36-60 months            567            589
                                                              ---------      ---------
                                                                141,327        143,925
         Less: accumulated amortization                         (25,720)       (42,852)
                                                              ---------      ---------
                                                              $ 115,607      $ 101,073
                                                              =========      =========

        Amortization of intangible assets amounted to $7,768, $15,528 and $17,132 for the years ended December 31, 1996, 1997 and 1998, respectively.

        During the fourth quarter of 1996, the Company performed a study of its location contracts acquired in business combinations. Generally, location contracts are written such that they contain an "evergreen" clause which causes the contract to automatically renew for a like term unless the contract is canceled, in writing, by the location provider. The Company determined that the economic life (economic life includes the expected effect of the operation of the evergreen contract provisions, net of non-renewals) of a contract is greater than the remaining life based on contractual terms at the time of acquisition. The Company determined that the average remaining contractually determined life for a location contract ranged from 30 months to 36 months for its acquisitions. Based on the study performed, which analyzed historical renewal rates and contract terms, the economic life of acquired location contracts were determined to range from 60 months to 113 months. The Company adjusted its amortization periods for the acquired location contracts as of October 1, 1996. This adjustment had the effect of decreasing amortization and the net loss by approximately $663 or $0.12 per share in 1996 and $2,645 or $0.16 per share in 1997.

8.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                               December 31
                                                                                          ------------------------
                                                                                            1997           1998
                                                                                          ---------      ---------

         Senior Notes, contractually due December 15, 2006 with interest
         at 12% payable semiannually.                                                     $ 125,000      $ 125,000

         Related Party Debt and Credit Agreement, contractually due May 8, 2001, with interest payable monthly at 2% above the Lenders' reference
         rate (9.75% at December 31, 1998).                                                  25,000         40,014

         Other notes payable due in monthly installments of
         $26 including interest at rates ranging from 3% to 12%.                                747            206
                                                                                          ---------      ---------
                                                                                            150,747        165,220
         Less current maturities                                                               (544)      (165,216)
                                                                                          ---------      ---------
                                                                                          $ 150,203      $       4
                                                                                          =========      =========

Following are maturities of long-term debt for each of the next five years:

         1999                    $165,216
         2000                           4
         2001                        --
         2002                        --
         2003                        --
                                 --------
                                 $165,220
                                 ========

     SENIOR 12% NOTES

        On December 18, 1996, the Company completed a public debt offering of $125,000 aggregate principal amount 12% Senior Notes, due 2006, with interest payable semiannually on June 15 and December 15. The net proceeds of $119,149 were used to complete the Cherokee and Texas Coinphone acquisitions in January 1997, and to repay the outstanding indebtedness under the prior Credit Facility, certain capitalized lease obligations and the sellers' notes incurred in the acquisition of POA. The remaining proceeds were available for general corporate purposes and working capital. The 12% Senior Notes contain covenants which, among other things, limit the Company's ability to incur additional indebtedness or pay dividends and which require the Company, in the event of a change in control of the Company, to offer to purchase the 12% Senior Notes for 101% of their aggregate outstanding principal value plus accrued and unpaid interest. On December 30, 1997, the Company solicited and received the consent from its Noteholders to amend the indenture to increase the limit of permitted indebtedness and to modify the definition of consolidated net income to exclude certain non-recurring expenses and non-operating charges when calculating certain restrictive covenants. The Company incurred $625 in deferred financing costs to the Noteholders and $761 in fees relating to the solicitation of the Noteholders' consent to amend the indenture.

        The Company has not paid the semiannual interest payment which was due December 15, 1998 on the 12% Senior Notes and, pursuant to the terms of the indenture, the Company is in default on this debt. Under certain circumstances, such obligations could become immediately due and payable. As of December 31, 1998, the principal balance due has been classified as a current liability in the accompanying consolidated balance sheets. As discussed in Note 2, the Company plans to solicit the consent of the Noteholders to convert the 12% Senior Notes and accrued interest to Common Stock. There can be no assurance that the requisite consent can be obtained or that conversion of the Notes to Common Stock will occur.

     RELATED PARTY DEBT AND CREDIT AGREEMENT

        On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders which were or may, thereafter, become parties thereto (collectively referred to as the "Lenders"). ING (U.S.) Capital Corporation ("ING") was Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation were Co-Agents for the Lenders. ING is a significant shareholder of the Company's common equity. The Credit Agreement provided a $75,000 commitment of which $60,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000 was to be utilized for general working capital requirements. Borrowings accrued interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement was originally scheduled to mature on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral. The Company borrowed $17,700 under the Expansion Loan Commitment to complete the acquisitions of Advance, American, and London and to pay related acquisition and credit facility fees. The Company also borrowed $7,300 of the Revolving Credit Commitment for interest payments due under the $125,000 12% Senior Notes and for general working capital purposes. Subsequent to the September 16, 1997 Court ruling which vacated dial-around compensation (see Note 5), and pursuant to certain terms of the Credit Agreement, the agent gave notice to the Company that it was prohibited from making additional borrowings under the Credit Agreement, without prior approval from the Lenders.

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

         On May 8, 1998, the Company amended the Credit Agreement (the "Third Amendment") and Foothill Capital Corporation, as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment, the Revolving Credit Commitment remained at $20,000 and the Expansion Loan Commitment was reduced to $20,000. Interest is payable monthly in arrears at 2% above the Lender's reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement was extended to May 8, 2001. Certain financial covenants under the Credit Agreement were also modified. The Company incurred $1,174 in fees and expenses in connection with the Third Amendment, of which $328 is included in other unusual charges and contractual settlements in the Company's consolidated statements of operations.

             During the second quarter of 1998, the Company borrowed $10,547 under the Revolving Credit Commitment for interest payments due under the Company's $125,000, 12% Senior Notes, to fund acquisition and financing costs and for working capital. On July 3, 1998, the Company borrowed an additional $1,453, the remaining amount available under the Credit Agreement, to finance the cost of equipment upgrades relating to the pay telephones acquired as result of the TDS acquisition (See Note 4).

         At December 31, 1998, the Company was not in compliance with certain financial covenants and was in default under its Credit Agreement. Under certain circumstance, such obligations could become immediately due and payable. Accordingly, the Company has classified the amounts due under the Credit Agreement as a current liability in the accompanying consolidated balance sheet at December 31, 1998. The Company has had discussions with the Agent and has requested an additional advance for working capital purposes.

There can be no assurance that the Agent will advance the additional funds requested. Further, there can be no assurance that the Agent will not take such other action that it deems necessary to collect the balance due on the debt.

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

 9.     LEASES

     OPERATING LEASES

        The Company leases its corporate offices and other locations, office equipment and field operations service vehicles under noncancellable operating leases expiring at various times through 2003.

        Future minimum noncancellable payments under operating leases are as follows:

         1999                          $2,294
         2000                           2,127
         2001                           1,539
         2002                             835
         2003                             435
         After 2003                      --
                                       ------
                                       $7,230
                                       ======

        Rent expense under all operating leases was $474, $1,868 and $2,622 for the years ended December 31, 1996, 1997 and 1998, respectively.

     CAPITAL LEASES

        During 1996, as part of the acquisitions of IPP and POA, the Company assumed capital lease obligations. Leased assets include installed public pay telephones, office equipment and vehicles. As of December 31, 1996, the Company had paid off all capital leases secured by installed public pay telephones.

Assets recorded under capital leases are as follows:

                                                   December 31
                                               ------------------
                                               1997          1998
                                               ----          ----
         Office Equipment                     $ 779         $ 779
         Less accumulated amortization         (466)         (602)
                                              -----         -----
                                              $ 313         $ 177
                                              =====         =====

        The Company repaid $130 and $92 of the outstanding obligations under capital leases during 1997 and 1998, respectively. Following are maturities of capital lease obligations for each of the next five years:

         1999                    $17
         2000                      2
         2001                     --
         2002                     --
         2003                     --
                                 ---
                                 $19
                                 ===

10.     INCOME TAXES

        No provisions for income tax were required and no income taxes were paid for the years ended December 31, 1996, 1997 or 1998 because of operating losses generated by the Company. Deferred tax assets and (liabilities) are as follows:

                                                                  December 31
                                                           -------------------------
                                                             1997             1998
                                                           --------         --------

         Federal net operating loss carryforward           $ 12,073         $ 19,248
         Depreciation and amortization                          512            3,057
         Allowance for doubtful accounts receivable             172              324
                                                           --------         --------
         Gross deferred tax assets                           12,757           22,629
         Valuation allowance on deferred tax assets         (12,757)         (22,629)
                                                           --------         --------
         Net deferred tax assets                           $      -         $      -
                                                           ========         ========

        A valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The tax net operating loss carryforward of approximately $56,600, if not utilized, will expire between the years 2002 to 2018. Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss carryforwards in years subsequent to significant changes in ownership. As a result of the Company's Initial Public Offering in 1988 and certain other transactions, including acquisitions utilizing proceeds from the Company's Common Stock and the Company Equity Offering, changes in ownership have occurred resulting in limitations on the use of net operating loss carryforwards. The extent of limitations as a result of significant changes in ownership has not been determined by the Company. The tax benefit as a percentage of the loss before taxes differs from the statutory tax rate due primarily to the amortization of intangibles, which is not deductible for tax purposes, and the valuation allowance on deferred tax assets.

11.     PREFERRED STOCK MANDATORILY REDEEMABLE

        Preferred stock mandatorily redeemable consisted of the following:

                                                                                            December 31
                                                                                           -------------
                                                                                           1997     1998
                                                                                           ----     ----
         14% Cumulative Redeemable Convertible Preferred Stock ($60 stated value -
         200,000 shares authorized; 107,918 shares issued and outstanding; cumulative dividends issuable of 30,229 shares at December 31, 1997 (valued at $851) and
         50,609 shares at December 31, 1998 (valued at $1,118); mandatory redemption
         amount of $8,289 and $9,512, respectively; due June 30, 2000)                    $7,716    $9,112
                                                                                          ======    ======

        The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount through monthly accretions using the interest method. The carrying value of the 14% Preferred was increased by $102 in 1996, $494 in 1997 and $1,128 in 1998 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.

12. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

        Non-mandatorily Redeemable Preferred Stock, Common Stock and Other Shareholders' Equity (Deficit) consisted of the following:

                                                                                             December 31
                                                                                       ------------------------
                                                                                          1997          1998
                                                                                       ----------     ---------
         Series A Special Convertible Preferred Stock
         ($0.20 par value, $0.20 stated value - 250,000
         shares authorized; no shares outstanding)                                           --            --
         Common Stock
         ($0.01 par value - 50,000,000 shares authorized;
         16,360,829 and 18,754,133 shares issued and
         outstanding at December 31, 1997 and 1998, respectively)                       $     164     $     188
         Additional paid-in capital                                                        62,600        61,233
         Accumulated deficit                                                              (66,806)     (113,019)
                                                                                       ----------     ---------
                                                                                       ($   4,042)    ($ 51,598)
                                                                                       ==========     =========

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

         On June 27, 1996, the shareholders of the Company approved an amendment to the Articles of Incorporation which authorizes the Company to have outstanding 60,000,000 shares, of which 50,000,000 shares are to be classified as Common Stock and 10,000,000 shares as Preferred Stock.

     COMPANY EQUITY OFFERING AND OTHER ISSUANCES OF COMMON STOCK

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

     COMMON STOCK SHARES RESERVED FOR POSSIBLE ISSUANCE

         As of December 31, 1998, the Company had reserved 6,535,600 shares of Common Stock for issuance under the following scenarios: (i) exercise of warrants to purchase 89,912 shares of Series A Preferred Stock, immediately convertible into 1,798,240 shares of Common Stock; (ii) conversion of 158,527 shares of 14% Preferred into 1,585,268 shares of Common Stock; (iii) exercise of 308,929 Nominal Value Warrants; (iv) exercise of 926,428 warrants; (v) the exercise of 789,496 stock options; and (vi) the exercise of 1,127,239 options under the 1997 Stock Incentive Plan. Substantially all of the shares reserved for future issuance, other than the shares issued under the 1997 Stock Incentive Plan, were registered on January 24, 1997.

     PREFERRED STOCK DIVIDENDS

         On December 31, 1995, the Company had dividends in arrears payable to preferred shareholders in the aggregate amount of $827. On March 15, 1996, the 10%, 8% and 7% Preferred, including dividends in arrears, were either paid or converted to 14% Preferred.

     STOCK WARRANT ACTIVITY

         Activity for warrants exercisable into common stock during 1996, 1997 and 1998 was as follows:


                                                       Number        Weighted Average
                                                      of Shares       Exercise Price
                                                      ---------      ----------------
         BALANCE, DECEMBER 31, 1995                     580,351         $   6.40
         Granted:
           Nominal Value Warrants                     2,018,942             0.01
           Pursuant to anti-dilution provisions         322,958             2.37
           To vendors                                   400,000             6.00
                                                      ---------
         Total Granted                                2,741,900             1.16
         Exercised                                   (1,035,137)            0.01
         Canceled                                      (175,000)            6.00
                                                      ---------
         BALANCE, DECEMBER 31, 1996                   2,112,114             2.40
         Granted pursuant to
           anti-dilution provisions                      16,798             2.33
         Exercised                                     (309,754)             .01
         Canceled                                      (189,991)            7.71
                                                      ---------
         BALANCE, DECEMBER 31, 1997                   1,629,167             2.22


         Granted to Directors                           100,000             1.88
         Exercised                                     (375,804)             .08
         Canceled                                      (118,006)            5.45
                                                      ---------
         BALANCE, DECEMBER 31, 1998                   1,235,357             2.54
                                                      =========

     All warrants outstanding at each period end are exercisable.

         On March 15, 1996, Nominal Value Warrants to purchase 2,018,942 shares of Common Stock were issued in conjunction with the IPP and Paramount acquisitions, redemption of the 10%, 8% and 7% Preferred, and conversion of certain related party debt of the Company to the 14% Preferred. The Nominal Value Warrants expire on March 13, 2001. The estimated the fair market value of the Nominal Value Warrants was $4,975, using the Black-Scholes valuation method, of which $3,886 (the amount attributable to the Nominal Value Warrants provided to related parties in connection with the redemption of the 10%, 8% and 7% Preferred shares and conversion of certain debt) was included in other unusual charges and contractual settlements in the Company's consolidated statements of operations.

         In April 1998, the Company granted warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.875 per share to its non-employee Directors as compensation for services during the 1997-98 service year. The fees for such services, valued at $80 using the Black-Scholes valuation method, were included in selling, general and administrative expenses.

         On March 15, 1996, the Company issued warrants to purchase 204,824 shares of Series A Preferred (the "Series A Warrants") to two former lenders at an exercise price of $0.20 per share. Each share of Series A Preferred is convertible into 20 shares of Common Stock.

         On February 7, 1997, one of the Company's former lenders exercised warrants for 12,500 shares of Series A Preferred (with net proceeds to the Company of $3) which were immediately converted into 250,000 shares of common stock. On October 13, 1998, the Company received notice from this former lender which purported to exercise its put right as defined in the agreement for the Series A Warrants (the "Warrant Agreement"), with respect to 89,912 Series A Warrants and 124,300 Common Shares. The Warrant Agreement specifies that the Company is to redeem Series A Warrants that are convertible into shares of Common Stock (or shares of Common Stock obtained from such conversion) at a value determined by a formula, subject to certain limitations, set forth therein. In 1998, the Company recorded an accrued liability and a charge to additional paid-in capital of $1,452 relating to this put. The Company is not permitted to make payment pursuant to this purported exercise of a put right under the indenture for the Company 12% Senior Notes. To make such a payment would constitute a breach of the indenture. The Company intends to engage in further negotiations with said former lender regarding such notice.

On November 13, 1998, the other former lender exercised Series A Warrants immediately converted their Series A Convertible Preferred Stock to Common Stock. This exercise resulted in the issuance of 2,017,500 shares of Common Stock, net of Common Stock not issued in lieu of cash payment.

        At December 31, 1997 and 1998, there were 192,324 and 89,912 warrants which were exercisable into Series A Preferred. The warrants expire on April 1, 2006.

     STOCK OPTION ACTIVITY

         On February 4, 1997, the Company's Board of Directors adopted and its shareholders ratified the Company's 1997 Stock Incentive Plan (the "Plan"). The Plan provides for the issuance of incentive and non-qualified stock options to purchase up to 2,000,000 shares of Common Stock by officers, directors, employees and independent contractors of the Company. In 1997, the Company granted 1,592,400 incentive and non-qualified stock options at exercise prices equal to the market value of the Company's Common Stock on the dates of grant to substantially all officers and employees. The options granted provide for graduated vesting, one-third each year on the anniversary of the date of grant, and have a term of eight years.

         Other options to purchase Common Stock are granted by the Company at the discretion of the Board of Directors to employees, officers, directors and others, and generally are exercisable immediately upon issuance, have terms of three to five years and are issued with exercise prices at or slightly below quoted market value of the Company's Common Stock on the date of grant. At December 31, 1997 and 1998, 726,813 and 1,165,243 options, respectively, were exercisable.

Stock option activity during 1996, 1997 and 1998 was as follows:

                                                               Number       Weighted Average
                                                              of Shares      Exercise Price
                                                              ---------     ----------------
         BALANCE, DECEMBER 31, 1995                             471,764         $   6.56
         Granted:
           Contractual settlement with former executive           5,000             6.00
           Pursuant to anti-dilution provisions                 556,898             2.11
                                                              ---------
         Total Granted                                          561,898             2.14
         Exercised                                                 --            --
         Canceled                                               (12,332)            6.00
                                                              ---------
         BALANCE, DECEMBER 31, 1996                           1,021,330             2.98
         Granted:
           1997 Stock Incentive Plan                          1,592,400             3.12
           Pursuant to anti-dilution provisions                  37,743             2.19
                                                              ---------
         Total options granted                                1,630,143             3.10
         Exercised                                             (100,000)            1.02
         Canceled                                              (467,660)            3.61
                                                              ---------
         BALANCE, DECEMBER 31, 1997                           2,083,813             2.99

         Granted to former executive                            105,000             0.81
         Canceled                                              (272,078)            3.02
                                                              ---------
         BALANCE, DECEMBER 31, 1998                           1,916,735
                                                              =========

        STOCK BASED COMPENSATION

               Under SFAS No. 123 "Accounting for Stock-Based Compensation", the fair value of each option and warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The fair value of options and warrants issued to non-employees is charged to operations over the periods such options and warrants vest. The Company recognizes compensation expense for options or warrants issued to employees using the intrensic value method. Under that method, compensation expense is charged for the excess of the market value of the Company's shares over the exercise price of the options or warrants , if any, on the date of grant. The following assumptions were made in estimating fair value: (i) dividend yield of 0%; (ii) risk-free interest rates of 6.20% for 1996, 6.35% for 1997, and 5.95% for 1998; expected life equal to the period of time remaining in which the options or warrants can be exercised; and expected volatility of 99% in 1996, 81% in 1997 and 85% in 1998. There were no compensation costs charged to operations in 1996, 1997 and 1998 for stock options issued to employees. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and the loss per share would have increased as follows:

                                                            1996             1997             1998
                                                            ----             ----             ----
         Net loss:
         As reported                                    ($26,649)        ($23,254)        ($44,817)

         Pro forma                                       (29,930)         (24,668)        ( 46,418)
         Loss per share (basic and diluted):
         As reported                                       (5.29)           (1.51)           (2.73)

         Pro forma                                         (5.45)           (1.60)           (2.83)

     Weighted average fair value of options and warrants granted during:

                   1996                    $   1.76
                   1997                        2.42
                   1998                        0.42

         The following is a summary of the status of options and warrants outstanding at December 31, 1998:

       Options and Warrants Outstanding                    Options and Warrants Exercisable
-----------------------------------------------         --------------------------------------
                              Weighted Average
Exercise Price                   Remaining      Weighted Average              Weighted Average
    Range           Number    Contractual Life   Exercise Price     Number     Exercise Price
    -----           ------    ----------------   --------------     ------     --------------
$0.00 - $0.01       308,929      2.2 years        $    0.01         308,929     $    0.01
 0.81 -  2.69     2,074,928      4.9 years             2.26       1,623,436          2.17
 4.00 -  6.00       747,235      4.3 years             4.75         447,235          5.25
    19.50            21,000      0.1 years            19.50          21,000         19.50

13.      COMMITMENTS AND CONTINGENCIES

     SEVERANCE AGREEMENTS

         During 1996, the Company settled the amounts owed under Separation Agreements with three of its former officers. Under the terms of the Separation Agreements, the Company was obligated to pay the former officers the remainder of their employment agreements and the Company agreed to accelerate the vesting of options for 285,636 shares of the Company's Common Stock at $2.38 to $2.75 per share.

     CONTINGENCIES

         The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management's opinion all such outstanding matters of which the Company has knowledge, have been reflected in the financial statements or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

 14.     OTHER REVENUES AND OTHER UNUSUAL CHARGES AND CONTRACTUAL SETTLEMENTS

         Other revenues include $900 in 1996 and $300 in 1997 of income relating to amortization of deferred revenue received as a result of a signing bonus received in connection with a services agreement with an operator service provider.

         Other unusual charges and contractual settlements is comprised of:

                                                                       December 31
                                                            -------------------------------
                                                              1996        1997        1998
                                                              ----        ----        ----
         Settlement of employee contractual obligations      $  342      $  147      $   92
         Termination of CCI acquisition                        --         7,771        --

         Termination of Davel Merger                           --          --         1,426
         Settlement - operator service agreement               --          --           545
         Other contractual settlements                          211         210         190
         Ordinary loss on early repayment of debt               631        --          --
         Nominal Value Warrants                               3,886        --          --
         Amendment to Credit Agreement                         --          --           328
         Amendment to Indenture-12% Senior Notes               --           761        --
         Write-off receivables and deposits                     436        --          --
         Relocation and employment related costs                429        --          --
         Other                                                  137         206         181
                                                             ------      ------      ------
                                                             $6,072      $9,095      $2,762
                                                             ======      ======      ======

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENT DATA

         The Company's wholly-owned subsidiary, Cherokee Communications, Inc. ("Cherokee") which was acquired January 1, 1997, is a guarantor of the $125,000 12% Senior Notes, due 2006. The indentures to the 12% Senior Notes provide for joint and several, unconditional guarantees by all of the Company's subsidiaries. The following are the condensed consolidating financial statements of PhoneTel and Cherokee, the Company's only active subsidiary, as of December 31, 1998 and for the year ended December 31, 1998.

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Balance Sheet, at December 31, 1998

                                     PhoneTel     Cherokee(a)  Eliminations   Consolidated
                                     ---------    ----------   ------------   ------------
Current assets                       $  15,672     $   5,506          --       $  21,178
Property and equipment, net             23,715         4,122          --          27,837
Intangible assets, net                  59,009        42,064          --         101,073
Other non-current assets                65,815          --       ($ 65,229)          586
                                     ---------     ---------     ---------     ---------
Total                                $ 164,211     $  51,692     ($ 65,229)    $ 150,674
                                     =========     =========     =========     =========


Current liabilities                  $ 175,434     $  17,720                   $ 193,154
Inter-company debt                        --          65,229     ($ 65,229)         --
Long-term debt and capital leases            6          --            --               6
14% Preferred stock                      9,112          --            --           9,112
Other equity (deficit)                 (20,341)      (31,257)         --         (51,598)
                                     ---------     ---------     ---------     ---------
Total                                $ 164,211     $  51,692     ($ 65,229)    $ 150,674
                                     =========     =========     =========     =========

Income Statement, for the year
ended December 31, 1998

Total revenues                       $  59,452     $  31,934          --       $  91,386
Operating expenses                      76,425        41,413          --         117,838
                                     ---------     ---------     ---------     ---------
Income (loss) from operations          (16,973)       (9,479)         --         (26,452)
Other income (expense), net             (7,482)      (10,883)         --         (18,365)
                                     ---------     ---------     ---------     ---------
Net income (loss)                    $ (24,455)    $ (20,362)         --       $ (44,817)
                                     =========     =========     =========     =========

(a) The Cherokee separate financial statement data is based upon allocations of the consolidated amounts and reflects the push down of the Company's debt, related interest expense and allocable debt issue costs associated with the Company's acquisition of Cherokee.





                                            PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                          (In thousands)


                                        ----------------  ---------------------------------  ---------------- ----------------
                                            Balance                      Additions
                                                          ---------------------------------
                                              at            Charged to          From           Deductions         Balance
                                           beginning      costs, expenses     acquired         relating to        at end
                                            of year       or tax benefit       company         write-offs         of year
                                        ----------------  ---------------  ----------------  ---------------- ----------------


YEAR ENDED DECEMBER 31, 1996
Allowances deducted from related
     balance sheet accounts:
         Accounts Receivable                        $40              $92                                ($40)             $92
         Deferred Tax Assets                      6,248            3,455                                                9,703
         Intangible Assets                        3,792            7,768                              (1,368)          10,192


YEAR ENDED DECEMBER 31, 1997
Allowances deducted from related
     balance sheet accounts:
         Accounts Receivable                         92              267              $148                                507
         Deferred Tax Assets                      9,703            3,054                                               12,757
         Intangible Assets                       10,192           15,528                                               25,720


YEAR ENDED DECEMBER 31, 1998
Allowances deducted from related
     balance sheet accounts:
         Accounts Receivable                        507              428                                                  935
         Deferred Tax Assets                     12,757            9,872                                               22,629
         Intangible Assets                       25,720           17,132                                               42,852



                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHONETEL TECHNOLOGIES, INC.


March 31, 1999                         By:/s/ Peter G. Graf
                                       ----------------------------------------
                                       Peter G. Graf
                                       Chairman of the Board and
                                       Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Title                            Date
----                         -----                            ----

/s/ Peter G. Graf            Chairman of the Board,           March 31, 1999
-------------------------    Chief Executive Officer,
Peter G. Graf                and Director


/s/ Richard P. Kebert        Chief Financial Officer and      March 31, 1999
-------------------------    Treasurer
Richard P. Kebert


/s/ Joseph Abrams            Director                         March 31, 1999
-------------------------
Joseph Abrams


/s/ George H. Henry          Director                         March 31, 1999
-------------------------
George H. Henry


/s/ Aron Katzman             Director                         March 31, 1999
-------------------------
Aron Katzman


/s/ Steven Richman           Director                         March 31, 1999
-------------------------
Steven Richman

                                  EXHIBIT INDEX


10.96 Pay Phone Communications Services Agreement dated as of November 16, 1998 by and between Qwest Communications Corporation and USLD Communications, Inc. and PhoneTel Technologies, Inc.

21.1     Subsidiaries of PhoneTel Technologies, Inc.

27       Financial Data Schedule for the Year Ended December 31, 1998

----------------