Form 10-K405/A
period 1998-12-31
PHONETEL TECHNOLOGIES INC
filed 1999-04-30
CIK 821511

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
          -------------------                      -------------------
      COMMON STOCK, PAR VALUE $0.01                      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
           COMMON STOCK, $0.01 PAR  VALUE
           ------------------------------
                  (TITLE OF CLASS)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was $924,000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 22, 1999 was 18,754,133.

                       Documents Incorporated by Reference

                                      None

          The undersigned registrant hereby amends the following items and exhibits of its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth in the pages attached hereto.



         COVER PAGE..............................................................................PAGE 1



         PART III

                  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...................PAGE 3

                  ITEM 11. EXECUTIVE COMPENSATION ...............................................PAGE 4

                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT .......................................................PAGE 9

                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................PAGE 13



         SIGNATURE(S)............................................................................PAGE 15


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


BIOGRAPHICAL INFORMATION CONCERNING CURRENT DIRECTORS


NAME AND AGE                              TENURE AS DIRECTOR AND PRINCIPAL OCCUPATION DURING LAST FIVE YEARS
------------                              ------------------------------------------------------------------

Joseph Abrams, Age 62                   Served as a Director of the Company since September 1995. Mr. Abrams is also a director of Spectrum Signal Processing, Inc., a public company that specializes in digital signal solutions. Mr. Abrams was a co-founder of and served as the President of AGS Computers from
                                        1967 to 1991. Since 1991, Mr. Abrams has been a private investor.

Peter G. Graf, Age 61                   Served as a Director and Chairman of the Company since July 1995 and as Chief Executive Officer from July 1995 to March 1999. Mr. Graf is licensed as an attorney and certified public accountant and serves as an officer and/or director of various privately held companies and as the Managing Partner of an accounting firm. From 1991 to September
                                        1995, Mr. Graf served as Vice Chairman of USA Mobile Communications
                                        Holdings, Inc.

George H. Henry, Age 45                 Served as a Director of the Company since April 1990. Mr. Henry has been the President of G. Howard Associates, Inc., a private investment firm, since 1986. Mr. Henry is also a director of Access
                                        Television Network and of The Recovery Network.

Aron Katzman, Age 60                    Served as a Director of the Company since September 1995. Mr. Katzman is President of New Legends, Inc., a country club/residential community in the St. Louis, Missouri area, and Chairman and Chief
                                        Executive Officer of Decorating Den of Missouri, a company engaged in the selling of decorating franchises in Missouri. Previously, Mr.
                                        Katzman was founder and former Director of Medicine Shoppe, Inc., a franchiser of pharmacies, and Chairman and Chief Executive Officer of
                                        Roman Company, a manufacturer and distributor of fashion costume jewelry, from 1984 until it was sold in 1994. Mr. Katzman was formerly a director and officer of World Communications, Inc., which was merged into the Company in September 1995.

Steven Richman, Age 55                  Served as a Director of the Company since September 1995. Mr. Richman is the principal owner and has served as the Chief Executive Officer of Fabric Resources International for more than the past five years.
                                        Mr. Richman was the co-founder and an officer of Cable Systems USA, an officer at Cellular Systems USA, and a director of USA Mobile
                                        Communications Holdings, Inc.


CURRENT EXECUTIVE OFFICERS

The Company has three executive officers other than Mr. Graf.


NAME AND AGE                            TENURE AS AN OFFICER AND BUSINESS EXPERIENCE DURING THE LAST FIVE YEARS
------------                            -----------------------------------------------------------------------

John D. Chichester                      Served as President and Chief Executive Officer since March 30, 1999.
Age 50                                  Prior to joining the Company, Mr. Chichester served as a director and
                                        Executive Vice President of Urban Telecommunications, Inc. and
                                        continues to serve in that capacity. From 1970 to 1992, Mr.
                                        Chichester held various positions with the Public Communication
                                        Department of Nynex including Director of Operations where he directed the company's payphone operations.

Tammy L. Martin                         Served as Executive Vice President and Chief Administrative Officer
Age 34                                  of the Company since April 1996 and has been General Counsel and
                                        Secretary of the Company since September 1995. Previously, Ms. Martin served as Associate Legal Counsel for the Company during 1993 and
                                        1994. Prior to joining the Company, Ms. Martin was in private legal practice from 1992 to 1993.

Richard P. Kebert                       Served as Chief Financial Officer and Treasurer of the Company since
Age 52                                  September 1996. Prior to joining the Company, Mr. Kebert was an independent consultant. From 1994 to 1996, he was Vice President -
                                        Finance and Administration of Acordia of Cleveland, Inc. For 12 years prior thereto, Mr. Kebert held several senior management positions with Mr. Coffee, inc., including Vice President of Administration and
                                        Secretary. Mr. Kebert is a certified public accountant.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to the rules of the Securities Exchange Act of 1934 (the "Act"), the Company is obligated to identify each person who, at any time during the fiscal year, was a Director, Officer and/or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to
Section 12 of the Act, or any other person subject to Section 16 of the Act with respect to the Company (a "Reporting Person") that failed to file on a timely basis, as disclosed in the Forms (as defined below), reports required by Section 16(a) of the Act during the fiscal year ended December 31, 1998, or prior fiscal years.

         The Company has, therefore, reviewed the following reports of Reporting Persons received on or before March 31, 1999: Form 3--Initial Statement of Beneficial Ownership of Securities and Form 4--Statement of Changes in Beneficial Ownership of Securities, and amendments thereto, furnished to the Company during the fiscal year ended December 31, 1998, and Form 5--Annual Statement of Changes of Beneficial Ownership, and amendments thereto, furnished to the Company with respect to the fiscal year ended December 31, 1998 (collectively, the "Forms"). No Forms were received by the Company during the period enumerated which were not timely filed.

ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation for services rendered during the three-year period ended December 31, 1998 paid to the Company's Chief Executive Officer (the "CEO") and to each of the Company's most highly compensated executive officers who were serving as executive officers at December 31, 1998 and each of whose total salary and bonus for fiscal 1998 exceeded $100,000.

================================================================================
                           SUMMARY COMPENSATION TABLE
================================================================================


                                                                                           Long-Term            Compensation
                                            Annual Compensation                              Awards                 Payouts
                                     ----------------------------------                  ---------------    --------------------
                                                                                                            Long-
                                                               Other                        Securities      Term
           Name                                                Annual         Restricted    Underlying      Incen-     All Other
           And                                                 Compen-        Stock         Options/        tive       Compen-
        Principal                    Salary       Bonus        sation         Award(s)      SARs            Payouts    sation
         Position          Year       ($)          ($)           ($)            ($)            (#)            ($)        ($)
         --------          ----      ------       -----        -------        --------      --------        --------   -------

     Peter G. Graf (a)     1998       ___          ___           ___            ___            ___           ___         ___
    Chairman, Director     1997       ___          ___           ___            ___         450,000(b)       ___         ___
     and Former Chief      1996       ___          ___           ___            ___            ___           ___         ___
    Executive Officer

     Peter Buonaiuto
   Former President and    1998     103,384        ___           ___            ___         105,000(g)       ___         ___
     Chief Operating       1997       ___          ___           ___            ___            ___           ___         ___
        Officer            1996       ___          ___           ___            ___            ___           ___         ___

     Tammy L. Martin
      Executive Vice       1998     137,076      104,939         ___            ___            ___           ___      3,463(d)
     President, Chief      1997     132,000       48,061         ___            ___         200,000(C)       ___      3,160(d)
      Administrative       1996      98,123      106,892         ___            ___            ___           ___         ___
     Officer, General
      Counsel and
       Secretary

    Richard P. Kebert      1998     124,615       57,500         ___            ___            ___           ___      4,800(f)
     Chief Financial       1997     120,000       14,922         ___            ___          30,000(e)       ___      4,700(f)
      Officer and          1996      54,615         __           ___            ___            ___           ___      1,600(f)
       Treasurer



(a) Mr. Graf has received no cash compensation for his service as Chief Executive Officer.

(b) On February 4, 1997, Mr. Graf received a grant of 450,000 stock options pursuant to the Company's 1997 Stock Incentive Plan, at an exercise price of $4.00 per share, which vests over a three-year period.

(c) On May 7, 1997, Ms. Martin received a grant of 200,000 stock options pursuant to the Company's 1997 Stock Incentive Plan, at an exercise price of $2.69 per share, which vests over a three-year period.

(d) Represents value of personal usage of Company provided vehicle.

(e) On September 17, 1997, Mr. Kebert received a grant of 30,000 stock options pursuant to the Company's 1997 Stock Incentive Plan, at an exercise price of $2.50 per share, which vests over a three-year period.

(f) Represents automobile allowance.

(g) On October 29, November 29 and December 29, 1998, Mr. Buonaiuto received grants of 35,000 stock options on each of the respective dates, at an exercise price of $0.81 per share, which vested upon issuance.

================================================================================
                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
================================================================================


                                                         Individual Grants
                                                         -----------------


                              NUMBER OF         PERCENT                                            GRANT DATE
                              SECURITIES       OF TOTAL                                          PRESENT VALUE
                              UNDERLYING     OPTIONS/SARS                                       BASED ON BLACK-
                             OPTIONS/SARS     GRANTED TO EM-    EXERCISE OR BASE                 SCHOLES OPTION
                              GRANTED      PLOYEES IN FISCAL         PRICE           EXPIRATION  PRICING MODEL
          NAME                  (#)                YEAR             ($/SHARE)           DATE          ($)
---------------------------  ------------  ------------------   ----------------     ---------- ----------------
      Peter Buonaiuto           35,000           33.3%                0.81            10/28/03         3,300
      Former President          35,000           33.3                 0.81            11/28/03         2,200
         and Chief              35,000           33.4                 0.81            12/28/03         1,100
     Operating Officer         -------          -----                                                  -----
                               105,000          100.0%                                                 6,600


       The following table sets forth certain information as of December 31, 1998 about unexercised stock options held by the named executive officers at December 31, 1998. No stock options were exercised by such persons during 1998.


===============================================================================
                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND
                              FY-END OPTION VALUES
===============================================================================

                                                                          NUMBER OF              VALUE OF
                                                                          SECURITIES            UNEXERCISED
                                                                          UNDERLYING       IN-THE-MONEY OPTIONS
                                                                     UNEXERCISED OPTIONS            AT
                                          SHARES                              AT                  FY-END
                NAME                    ACQUIRED ON       VALUE           FY-END (#)                ($)
                 AND                     EXERCISE       REALIZED         EXERCISABLE/          EXERCISABLE/
         PRINCIPAL POSITION                 (#)            ($)          UNEXERCISABLE          UNEXERCISABLE
         ------------------             -----------     --------     -------------------    --------------------
            Peter G. Graf                   --             --              150,000                  --
         Chairman, Director                                                300,000                  --
             and Former
       Chief Executive Officer
                                            --             --              105,000                  --
           Peter Buonaiuto                                                    --                    --
          Former President
     and Chief Operating Officer

           Tammy L. Martin                  --             --               67,000                  --
      Executive Vice President,                                            133,333                  --
    Chief Administrative Officer,
           General Counsel
            and Secretary

          Richard P. Kebert                 --             --               10,000                  --
       Chief Financial Officer                                              20,000                  --
            and Treasurer

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         On September 3, 1996, the Company entered into an employment agreement with the Company's Chief Financial Officer, Richard P. Kebert. The agreement with Mr. Kebert entitled him to an annual salary of $120,000 during the eighteen
(18) month term (the "Term") of the agreement, as well as a minimum incentive bonus. The agreement was automatically extended for a one-year period through March 3, 1999 at which time the employment agreement expired. Mr.
Kebert continues to serve as the Company's Chief Financial Officer.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         During 1998, the Board of Directors held six meetings and took action by unanimous written consent on three other occasions.

         The Board of Directors of the Company has a Compensation Committee, Nominating Committee and an Audit Committee, none of which held any meetings in 1998.

         The Compensation Committee has the authority to decide upon and make recommendations with respect to executive compensation matters. Joseph Abrams, Peter Graf and George Henry are members of the Compensation Committee. Joseph Abrams is the Chairman of the Compensation Committee.

         The Audit Committee has the authority to recommend to the Board of Directors the independent accountants to audit the Company's financial statements, to meet with the independent accountants and to review the Company's financial statements, results of audits and fees charged. Peter Graf, Aron Katzman and Steven Richman are members of the Audit Committee. Aron Katzman is the Chairman of the Audit Committee.

         The Nominating Committee evaluates the composition of the Board of Directors and makes recommendations to the Board of Directors as to nominees (including any nomination of qualified candidates submitted in writing by shareholders to the Secretary of the Company) for Director to be submitted to the shareholders. Joseph Abrams, Peter Graf and Steven Richman are members of the Nominating Committee. Peter Graf is the Chairman of the Nominating Committee.

         During 1998, all Directors attended at least 75% of the aggregate total number of the meetings of the Board and Committees on which they served.

COMPENSATION OF DIRECTORS

         The Company's Code of Regulations provides that the Board of Directors may compensate Directors for serving on the Board and reimburse them for any expenses incurred as a result of Board meetings. Directors' fees have been approved by the Board of Directors and are payable only to non-employee Directors. On April 6, 1998, the Board authorized the issuance of 25,000 warrants to purchase Common Stock of the Company to each non-employee Director, at an exercise price of $1.875 per share, as compensation for services rendered during the 1997-98 service year. Compensation of Directors for the 1998-99 service year has not yet been determined.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Peter G. Graf served as a member of the Compensation Committee of the Board of Directors during 1998 and also served as Chief Executive Officer of the Company.

         Peter G. Graf, the Company's Chairman and former Chief Executive Officer, received no monetary compensation for his service during 1998. During 1997, Mr. Graf received a grant of 450,000 stock options, which vests over a three-year period. The number of Mr. Graf's options was set at a level based upon his lack of monetary compensation and is believed by the Company to be competitive in the telecommunications industry.

         Compensation Committee members Peter Graf and Joseph Abrams received nominal value warrants and are holders of the Company's 14% Preferred Stock, which are described below. See "Certain Relationships and Related Transactions."

REPORT OF THE COMPENSATION COMMITTEE

         The Compensation Committee of the Board of Directors (the "Committee") is composed of two non-employee Directors and the Company's Chairman and former Chief Executive Officer. The Committee is responsible for reviewing and approving the compensation paid to executive officers of the Company, including salaries, bonuses and stock options. Following review and approval by the Committee, action pertaining to executive compensation is reported to the full Board of Directors.

COMPENSATION PHILOSOPHY

         The Company's compensation of executive officers and its philosophy regarding executive compensation is comprised of the following characteristics:

(i)       Competitive base salary; and

(ii) Granting Stock Options as a portion of the total compensation which vest over a certain number of years and have an exercise price equal to the market price on the date of grant; and

(iii) Granting performance-based bonuses. Given the Company's recently demonstrated growth pattern and recently enacted federal legislation affecting the pay telephone industry, the Company believes its executive compensation should be designed to allow the Company to attract, motivate and retain executives of a high caliber to permit the Company's continued growth. The Company takes into account the compensation paid at similarly situated companies, both within and outside of the pay telephone industry, when determining executive compensation. The Company believes that by granting stock options to purchase the Company's Common Stock to its executives that vest over a certain number of years, it will be able to encourage executives to remain with the Company. Additionally, individual performance of the executive is considered as a factor in determining executive compensation, as well as the overall performance of the Company, which includes, but is not limited to earnings, revenue growth, cash flow and earnings per share. The committee also uses subjective criteria it deems relevant in its reasonable discretion.

                  Respectfully submitted,

                  Joseph Abrams, Chairman
                  Peter G. Graf
                  George H. Henry

PERFORMANCE GRAPH

         The Company's Common Stock is currently traded over the counter and is quoted on the National Quotation Service Pink Sheets under the symbol "PHNT". From November 14, 1996 to February 12, 1999, the Common Stock of the Company traded under the symbol "PHN" on the American Stock Exchange. Previously, the Company's stock was traded on the NASDAQ's Small Cap Market.

         The following graph shows a comparison of the five-year cumulative return (assuming reinvestment of any dividends) among the Common Stock of the Company, the S&P 500 Index ("S&P 500"), the Russell 2000 Index ("Russell 2000"), and a peer group selected by the Company. The peer group previously consisted of Peoples Telephone Company, Inc. ("Peoples"), Communications Central Inc. ("CCI") and Davel Communications Group, Inc. ("Davel"). Due to the acquisition by Davel of CCI on February 3, 1998, CCI is no longer included in the peer group. The stock price used to determine the 1998 peer group appreciation includes the price of Peoples shares on December 22, 1998, the day before it was acquired by Davel. The information in the graph assumes an investment of $100 in the Common Stock of the Company and each index or group on December 31, 1993.

         The stock price performance information shown in the following graph is historical information and is not necessarily indicative of future price performance. The stock price of the Company set forth below has been adjusted to reflect a one for six reverse stock split which was effective on December 26, 1995.



              COMPARISON OF FIVE YEAR CUMULATIVE APPRECIATION AMONG
            PHONETEL, THE S&P 500, THE RUSSELL 2000 AND A PEER GROUP*


                                              RUSSELL
           AS OF DECEMBER 31        PEERS      2000         S&P 500     PHNT
                1993                100         100            100       100
                1994                 69          97             98       153
                1995                 63         118            132       223
                1996                 85         140            159        41
                1997                116         169            208        38
                1998                 90         163            264         1

* Assumes $100 is invested on December 31, 1993.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock owned by each Director of the Company, each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, the named executive officers and all Directors and officers as a group as of March 31, 1999. Unless otherwise indicated, the number of shares of Common Stock owned by the named shareholders assumes the exercise of the warrants or options that are exercisable within 60 days, the number of which is separately referred to in a footnote, and the percentage shown assumes the exercise of such warrants or options and assumes that no warrants or options held by others are exercised. This information is based upon information furnished by such persons and statements filed with the Commission and other information known by the Company.

================================================================================================================

                                                                NUMBER OF SHARES                PERCENTAGE
                    NAME AND ADDRESS                            OF COMMON STOCK                     OF
                  OF BENEFICIAL OWNER                          BENEFICIALLY OWNED                  CLASS
=================================================================================================================

                       DIRECTORS
                       ---------
                   Peter G. Graf (a)                               1,808,880                       9.3%
                 Chairman, Director and
             Former Chief Executive Officer
            1001 Lakeside Avenue, 7th Floor
                Cleveland, OH 44114-1195

                  George H. Henry (b)                                365,376                       1.9%
                        Director
                   6860 Sunrise Court
                 Coral Gables, FL 33133


                   Steven Richman (c)                                312,109                       1.7%
                        Director
                      9 Beech Lane
                 Kings Point, NY 11024



                    Aron Katzman (d)                                 304,154                       1.6%
                        Director
                     10 Layton Lane
                  St. Louis, MO 63124



                   Joseph Abrams (e)                                 261,351                       1.4%
                        Director
                    85 Old Farm Road
                  Bedminster, NJ 07921

================================================================================================================

                                                                NUMBER OF SHARES                PERCENTAGE
                    NAME AND ADDRESS                            OF COMMON STOCK                     OF
                  OF BENEFICIAL OWNER                          BENEFICIALLY OWNED                  CLASS
=================================================================================================================
                NAMED EXECUTIVE OFFICERS
                ------------------------
                                                                     140,000                        *
                  Peter Buonaiuto (f)
               Former President and Chief
                   Operating Officer
            1001 Lakeside Avenue, 7th Floor
                Cleveland, OH 44114-1195

                  Tammy L. Martin (g)                                133,666                        *
               Executive Vice President,
             Chief Administrative Officer,
             General Counsel and Secretary
            1001 Lakeside Avenue, 7th Floor
                Cleveland, OH 44114-1195

                 Richard P. Kebert (h)                                10,000                        *
                Chief Financial Officer
                     and Treasurer
            1001 Lakeside Avenue, 7th Floor
                Cleveland, OH 44114-1195

          Executive Officers and Directors (i)                     3,335,536                      16.6%
                 As a group (8 persons)

                  5% BENEFICIAL OWNERS
                  --------------------

         ING (U.S.) Investment Corporation (j)                     2,017,500                      10.8%
                  135 East 57th Street
                   New York, NY 10022

              Cerberus Partners, L.P. (k)                          1,922,540                       9.4%
              950 Third Avenue, 20th Floor
                   New York, NY 10022

           Jackson Square Management, LLC (l)                      1,200,000                       6.4 %
            909 Montgomery Street, Suite 500
                San Francisco, CA 94133

================================================================================================================

                                                                NUMBER OF SHARES                PERCENTAGE
                    NAME AND ADDRESS                            OF COMMON STOCK                     OF
                  OF BENEFICIAL OWNER                          BENEFICIALLY OWNED                  CLASS
=================================================================================================================

               Gabriel Capital, L.P. (m)                           1,100,764                       5.7 %
                   Ariel Fund Limited
                    450 Park Avenue
                   New York, NY 10022

            Fleet Financial Group, Inc. (n)                         965,790                        5.1%
                   One Federal Street
                    Boston, MA 02211

*        Less than 1.0%

(a) Includes warrants to purchase 33,231 shares of Common Stock through December 31, 2000, warrants to purchase 41,833 shares of Common Stock through August 15, 2000, options to purchase 300,000 shares of Common Stock through February 3, 2005 and 14% Preferred Stock (as defined herein) which is convertible through June 30, 2000 into 380,092 shares of Common Stock.
(b) Includes warrants to purchase 25,000 shares of Common Stock through April 6, 2003.
(c) Includes warrants to purchase 25,000 shares of Common Stock through April 6, 2003, warrants to purchase 12,500 shares of Common Stock through August 15, 2000, warrants to purchase 16,222 shares of Common Stock through August 29, 2000, 11,033 shares of Common Stock and warrants to purchase 3,244 shares of Common Stock through August 29, 2000 held by his spouse and 14% Preferred Stock which is convertible through June 30, 2000 into 63,349 shares of Common Stock.
(d) Includes 14% Preferred Stock which is convertible through June 30, 2000 into 66,959 shares of Common Stock and warrants to purchase 25,000 shares of Common Stock through April 6, 2003.
(e) Includes 14% Preferred Stock which is convertible through June 30, 2000 into 88,688 shares of Common Stock and warrants to purchase 25,000 shares of Common Stock through April 6, 2003.
(f) Includes warrants to purchase 140,000 shares of Common Stock, which expire in 35,000 share increments from October 2003 through January 2004.
(g) Includes options to purchase 333 shares of Common Stock through January 3, 2000, and options to purchase 133,333 shares of Common Stock through May 6, 2005.
(h) Includes options to purchase 10,000 shares of Common Stock through September 16, 2005.
(i) Includes beneficial ownership of Common Stock described above with respect to Messrs. Graf, Abrams, Henry, Katzman, Richman, Kebert, Buonaiuto and Ms. Martin.
(j) Reflects beneficial ownership of ING (U.S.) Investment Corporation, a wholly owned subsidiary of Internationale Nederlanden (U.S.) Capital Corporation ("ING").
(k) Reflects warrants to purchase the Series A Preferred Stock, which is immediately convertible into 1,798,240 shares of Common Stock.
(l) Reflects beneficial ownership of Jackson Square Partners LP, Will K. Weinstein Revocable Trust, Will K. Weinstein and Oded Levy.
(m) Includes warrants to purchase 270,116 shares of Common Stock which expire in August through November of 2005 and 239,270 shares of Common Stock beneficially owned by Gabriel, L.P. and warrants to purchase 270,116 shares of Common Stock which expire in August through November of 2005 and 321,262 shares of Common Stock beneficially owned by Ariel Fund Limited.
(n) Reflects beneficial ownership of Fleet National Bank and Fleet Investment Advisors.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 15, 1996, warrants with a nominal value ("Nominal Value Warrants") to purchase 2,018,942 shares of Common Stock expiring March 13, 2001, were issued in conjunction with certain acquisitions, the redemption of certain preferred stocks and conversion of certain debt of the Company into the 14% Convertible Cumulative Redeemable Preferred Stock ("14% Preferred Stock"). The 14% Preferred Stock accrues dividends at the quarterly rate of 0.035 shares of 14% Preferred Stock per share and is redeemable by the Company for $60 per share plus accrued and unpaid dividends at any time prior to June 30, 2000, at which date the Company must redeem all outstanding shares of 14% Preferred Stock at $60 per share. Each share of 14% Preferred Stock is convertible into 10 shares of Common Stock. Concurrently with their exchange of debt and preferred stock for the 14% Preferred Stock, the following Directors, Executive Officers and security holders who at the time held 5% or more of the Common Stock, received the amount of 14% Preferred Stock and Nominal Value Warrants shown below.

=====================================================================================================
                                                      Value of Debt/
                                                   Preferred Surrendered           Number of Nominal
                                                  and Stated Value of 14%           Value Warrants
                 Name of Beneficial Owner         Preferred Stock Issued                Issued
=====================================================================================================
                      Peter G. Graf                     $1,500,000                      539,989
              Chairman, Director and Former
                          Chief
                    Executive Officer

                      Joseph Abrams                      $ 350,000                      125,997
                         Director

                       Aron Katzman                      $ 264,250                       95,128
                         Director

                      Steven Richman                     $ 250,000                       89,998
                         Director


         On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders (collectively referred to as the "Lenders"). ING was Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation were Co-Agents for the Lenders. The Credit Agreement provided a $75,000,000 commitment of which $60,000,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000,000 was to be utilized for general working capital requirements. Borrowings accrued interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Lenders received customary fees in connection with the execution of the Credit Agreement. The Credit Agreement was originally scheduled to mature on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral. The Company borrowed $17,700,000 under the Expansion Loan Commitment to complete certain acquisitions during 1997. The Company also borrowed $7,300,000 under the Revolving Credit Commitment for interest payments due under the Company's $125,000,000 12% Senior Notes and for general working capital purposes. Subsequent to the September 16, 1997 Court ruling which vacated dial-around compensation, and pursuant to certain terms of the Credit Agreement, the agent gave notice to the Company that it was prohibited from making additional borrowings under the Credit Agreement, without prior approval from the Lenders.

         The Credit Agreement includes covenants, which, among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limit incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

         On February 24, 1998, the Credit Agreement was amended to increase the Revolving Credit Commitment to $20,000,000 and to decrease the Expansion Loan Commitment to $55,000,000 (the "First Amendment"). The amount available for letters of credit under the working capital commitment was reduced from $5,000,000 to $3,000,000 and certain covenants therein were modified. On the same date, the Company was permitted to borrow an additional $3,000,000 for working capital purposes under the Revolving Credit Commitment. On March 31, 1998, the Credit Agreement was further amended (the "Second Amendment") to modify certain financial covenants.

         On May 8, 1998, the Company amended the Credit Agreement (the "Third Amendment") and Foothill Capital Corporation, as replacement Agent and lender, assumed all of the rights and obligations of the former Lenders.
Accordingly, the Company is no longer obligated to ING under the Credit
Agreement.

         Under a loan agreement among ING and Cerberus Partners, L.P. ("Cerberus") and the Company, which was repaid in 1996, ING and Cerberus received warrants for the purchase of Series A Special Convertible Preferred Stock (the "Series A Warrants"). On October 13, 1998, the Company received notice from Cerberus which purported to exercise its put right as defined in the agreement for the Series A Warrants (the "Warrant Agreement") with respect to 89,912 Series A Warrants and 124,300 Common Shares. The Warrant Agreement specifies that the Company is to redeem Series A Warrants that are convertible into shares of Common Stock (or shares of Common Stock obtained from such conversion) at a value determined by a formula, subject to certain limitations, set forth therein. In 1998, the Company recorded an accrued liability and a charge to additional paid-in capital of $1,452,000 relating to this put. The Company intends to engage in further negotiations with Cerberus regarding such notice. On November 13, 1998, the other former lender, ING, exercised warrants to purchase 100,875 shares of Series A Preferred and immediately converted their Series A Preferred to Common Stock. This exercise resulted in the issuance of 2,017,500 shares of Common Stock, net of Common Stock not issued in lieu of cash payment.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PHONETEL TECHNOLOGIES, INC.



April 30, 1999                               By: /s/ Peter G. Graf
                                                 -----------------
                                             Peter G. Graf
                                             Chairman of the Board