Form 10-Q
period 1999-03-31
PHONETEL TECHNOLOGIES INC
filed 1999-05-17
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                                   (Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______.

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 OHIO                                                       34-1462198
                                 ----                                                       ----------
    (STATE OF OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

  NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO                       44114-1195
  -------------------------------------------------------------------                       ----------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                         (ZIP CODE)


                                 (216) 241-2555
                                 --------------

                (ISSUER `S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF MAY 15, 1999, 18,754,133 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                                           Page No.
PART I.      FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Consolidated Balance Sheets as of December 31, 1998
                                 and March 31, 1999...............................................................3

                             Consolidated Statements of Operations for the Three
                                 Months Ended March 31, 1998 and 1999.............................................4

                             Statements of Changes in Mandatorily Redeemable Preferred Stock for the
                                 Year Ended December 31, 1998 and the Three Months Ended March 31, 1999...........5

                             Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
                                 Common Stock and Other Shareholders' Equity (Deficit) for the Year Ended
                                 December 31, 1998 and the Three Months Ended March 31, 1999......................6

                             Consolidated Statements of Cash Flows for the Three
                                 Months Ended March 31, 1998 and 1999.............................................7

                             Notes to Consolidated Financial Statements...........................................8

                  Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations....................................15

                  Item 3.    Quantitative and Qualitative Disclosures about
                                Market Risk......................................................................22

PART II.     OTHER INFORMATION

                  Item 3.    Defaults Upon Senior Securities.....................................................23

                  Item 6.    Exhibits and Reports on Form 8-K....................................................23


Signatures.......................................................................................................24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
----------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
                                                                 DECEMBER 31         MARCH 31
                                                                    1998              1999
                                                                  ---------         ---------
ASSETS
Current assets:
     Cash                                                            $5,768            $4,979
     Accounts receivable, net of allowance for doubtful
         accounts of $935 and $901, respectively                     14,021            12,161
     Other current assets                                             1,389             1,514
                                                                  ---------         ---------
            Total current assets                                     21,178            18,654
                                                                  ---------         ---------

Property and equipment, net                                          27,837            26,045
Intangible assets, net                                              101,073            97,181
Other assets                                                            586               604

                                                                  ---------         ---------
                                                                   $150,674          $142,484
                                                                  =========         =========

LIABILITIES AND  EQUITY (DEFICIT)
Current liabilities:
     Current portion:
         Long-term debt                                            $165,216          $165,137
         Obligation under capital leases                                 17                12
     Accounts payable                                                11,254            10,595
     Accrued expenses:
         Location commissions                                         2,756             2,065
         Personal property and sales tax                              3,145             3,177
         Interest                                                     8,728            12,389
         Salaries, wages and benefits                                   335               542
         Other                                                        1,703             1,739
                                                                  ---------         ---------
            Total current liabilities                               193,154           195,656
                                                                  ---------         ---------

Long-term debt                                                            4                 2
Obligations under capital leases                                          2                 -
Commitments and contingencies                                             -                 -

14% Cumulative Preferred Stock Mandatorily Redeemable
     (redemption amount $9,845 due June 30, 2000)                     9,112             9,498

Non-mandatorily Redeemable Preferred Stock,
     Common Stock and Other Shareholders' Equity (Deficit)          (51,598)          (62,672)
                                                                  ---------         ---------
                                                                   $150,674          $142,484
                                                                  =========         =========



   The accompanying notes are an integral part of these financial statements.


PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------

                                                                             (UNAUDITED)
                                                                      THREE MONTHS ENDED MARCH 31
                                                                       1998                 1999
                                                                  -------------       -------------
REVENUES:
   Coin calls                                                          $13,188             $10,411
   Non-coin telecommunication services                                  10,905               9,362
   Other                                                                    30                  10
                                                                  -------------       -------------
                                                                        24,123              19,783
                                                                  -------------       -------------
COSTS AND EXPENSES:
   Line and transmission charges                                         6,916               6,128
   Telecommunication and validation fees                                 2,714               2,348
   Location commissions                                                  3,150               3,086
   Field operations                                                      5,530               5,162
   Selling, general and administrative                                   3,074               2,519
   Depreciation and amortization                                         6,306               6,433
   Other unusual charges and contractual settlements                       143                  46
                                                                  -------------       -------------
                                                                        27,833              25,722
                                                                  -------------       -------------

Loss from operations                                                    (3,710)             (5,939)
                                                                  -------------       -------------

OTHER INCOME (EXPENSE):
   Interest expense - related parties                                     (716)                  -
   Interest expense - others                                            (3,763)             (4,814)
   Interest and other income                                                37                  65
                                                                  -------------       -------------
                                                                        (4,442)             (4,749)
                                                                  -------------       -------------

NET LOSS                                                               ($8,152)           ($10,688)
                                                                  =============       =============


Earnings per share calculation:
Net loss                                                               ($8,152)           ($10,688)
   Preferred dividend payable in kind                                      (97)                 (4)
   Accretion of 14% Preferred to its redemption value                     (231)               (382)
                                                                  -------------       -------------

Net loss applicable to common shareholders                             ($8,480)           ($11,074)
                                                                  =============       =============

Net loss per common share, basic and diluted                            ($0.51)             ($0.59)
                                                                  =============       =============

Weighted average number of shares, basic and diluted                16,535,846          18,754,133
                                                                  =============       =============


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------

                                                                                                      (UNAUDITED)
                                                                YEAR ENDED                         THREE MONTHS ENDED
                                                             DECEMBER 31, 1998                       MARCH 31, 1999
                                                     -----------------------------------   -----------------------------------
                                                         SHARES             AMOUNT             SHARES             AMOUNT
                                                     ----------------   ----------------   ----------------   ----------------

14 % CUMULATIVE REDEEMABLE
       CONVERTIBLE PREFERRED STOCK
       Balance at beginning of year                          138,147             $7,716            158,527             $9,112
       Dividends payable-in-kind                              20,380                268              5,548                  4
       Accretion of carrying value to amount
         payable at redemption on June 30, 2000                    -              1,128                  -                382

                                                     ----------------   ----------------   ----------------   ----------------
       Balance at end of year                                158,527             $9,112            164,075             $9,498
                                                     ================   ================   ================   ================



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
       COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (UNAUDITED)
                                                                 YEAR ENDED                        THREE MONTHS ENDED
                                                              DECEMBER 31, 1998                      MARCH 31, 1999
                                                     -----------------------------------   -----------------------------------
                                                         SHARES             AMOUNT             SHARES             AMOUNT
                                                     ----------------   ----------------   ----------------   ----------------

SERIES A SPECIAL CONVERTIBLE
       PREFERRED STOCK
       Balance at beginning of year                                -                  -                  -                  -
       Exercise of warrants                                  100,875                $20                  -                  -
       Conversion to common stock                           (100,875)               (20)                 -                  -
                                                     ----------------   ----------------   ----------------   ----------------
       Balance at end of period                                    -                  -                  -                  -
                                                     ================   ----------------   ================   ----------------

COMMON STOCK
       Balance at beginning of year                       16,360,829                164         18,754,133               $188
       Exercise of warrants and options                      375,804                  4                  -                  -
       Conversion of Series A Preferred                    2,017,500                 20                  -                  -
                                                     ----------------   ----------------   ----------------   ----------------
       Balance at end of period                           18,754,133                188         18,754,133                188
                                                     ================   ----------------   ================   ----------------

ADDITIONAL PAID-IN CAPITAL
       Balance at beginning of year                                              62,600                                61,233
       Exercise of warrants and options                                              25                                     -
       Exercise of warrants - Series A Preferred                                    (20)                                    -
       Put under warrants issued for Series A Preferred                          (1,452)                                    -
       Other issuances of stock                                                      80                                     -
                                                                        ----------------                      ----------------
       Balance at end of period                                                  61,233                                61,233
                                                                        ----------------                      ----------------

ACCUMULATED DEFICIT
       Balance at beginning of year                                             (66,806)                             (113,019)
       Net loss for the period                                                  (44,817)                              (10,688)
       14% Preferred dividends payable-in-kind
          and accretion                                                          (1,396)                                 (386)
                                                                        ----------------                      ----------------
       Balance at end of period                                                (113,019)                             (124,093)
                                                                        ----------------                      ----------------

TOTAL NON-MANDATORILY REDEEMABLE
       PREFERRED STOCK, COMMON STOCK AND
       OTHER SHAREHOLDERS' EQUITY (DEFICIT)                                    ($51,598)                             ($62,672)
                                                                        ================                      ================



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  (UNAUDITED)
                                                                                          THREE MONTHS ENDED MARCH 31
                                                                                           1998                 1999
                                                                                      ----------------     ----------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net loss                                                                                 ($8,152)            ($10,688)
     Adjustments to reconcile net loss to net cash flow from operating activities:
         Depreciation and amortization                                                          6,306                6,433
         Increase in allowance for doubtful accounts                                              239                  202
         Gain on disposal of assets                                                                 -                  (36)
         Changes in current assets                                                             (2,733)               1,534
         Changes in current liabilities                                                         2,017                2,586
                                                                                      ----------------     ----------------
                                                                                               (2,323)                  31
                                                                                      ----------------     ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchases of property and equipment                                                         (904)                (372)
     Deferred charges - commissions and signing bonuses                                          (146)                 (77)
     Proceeds from sale of assets                                                                  27                   45
     Change in other assets                                                                      (142)                 (19)
                                                                                      ----------------     ----------------
                                                                                               (1,165)                (423)
                                                                                      ----------------     ----------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     Proceeds from debt issuances                                                               3,090                    -
     Principal payments on borrowings                                                            (324)                 (89)
     Debt financing and restructuring costs                                                      (801)                (308)
     Proceeds from warrant and option exercises                                                    27                    -
                                                                                      ----------------     ----------------
                                                                                                1,992                 (397)
                                                                                      ----------------     ----------------

Decrease in cash                                                                               (1,496)                (789)
Cash at beginning of period                                                                     6,519                5,768
                                                                                      ----------------     ----------------
Cash at end of period                                                                          $5,023               $4,979
                                                                                      ================     ================














   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 1999
(IN THOUSANDS OF DOLLARS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE, SHARE AND
-----------------------------------------------------------------------------
PER SHARE AMOUNTS)
------------------

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2.   ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-phone or per-call rate in effect under orders issued by the FCC. Retroactive changes in the dial-around compensation rate pursuant to orders issued by the FCC are accounted for as changes in accounting estimates and are recorded as adjustments to revenues at the beginning of the most recent period prior to the announcement of such changes by the FCC. At December 31, 1998 and March 31, 1999, accounts receivable included $13,905 and $11,560, respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized.

         For the three months ended March 31, 1998 and 1999, revenues from non-coin telecommunication services included $4,833 and $3,937, respectively, for dial-around compensation. Revenues for the three months ended March 31, 1998 have not been restated to reflect the retroactive reduction in dial-around compensation recorded in the fourth quarter of 1998 as discussed below. If revenues from dial-around compensation had been recorded at the revised rate in the first quarter of 1998 ($0.238 per call or $31.18 per month based on an estimated 131 calls per month), revenues from dial-around compensation would have been $4,051 and $3,937, respectively, for the three months ended March 31, 1998 and 1999.

         Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (the "1996 Payphone Order"), the FCC directed a two-phase transition to achieve fair compensation for dial-around calls through deregulation and competition. In the first phase, November 6, 1996 to October 6, 1997, the FCC prescribed flat-rate compensation payable to the payphone providers by the interexchange carriers ("IXCs") in the amount of $45.85 per month per payphone (as compared with a fee of $6.00 per installed payphone per month in periods prior to November 6, 1996). This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there were a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the payphone provider as well as 800 subscriber calls. The monthly per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay payphone service providers (such as the Company), on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the payphone provider and the IXC. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone and required the local exchange carriers ("LECs") to make such coding available to the payphone providers as a transmit item included in the local access line service.

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

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-48 1, which extended and waived certain requirements concerning the provision by the local exchange carriers of payphone-specific coding digits, which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits some of the interexchange carriers have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

         On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court stated that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period ending on November 15, 1998. On June 19, 1998, the FCC solicited comment from interested parties on the issues remanded. In initial and reply comments, certain IXCs and members of the paging industry had urged the FCC to abandon its efforts to derive a market-based rate from surrogates and either require the caller to pay dial-around compensation by coin deposit or adopt a cost-based rate at levels substantially below the $0.284 rate.

         On February 4, 1999, the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the default rate from $0.284 to $0.238, retroactive to October 7, 1997. In adjusting the default rate, the FCC shifted its methodology from the market-based method utilized in the 1997 Payphone Order to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the cost-based default rate, the FCC incorporated its prior treatment of certain payphone costs as well as reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus 0.2 cents for FLEX ANI costs, which are amounts charged by LECs for providing payphone specific coding digit technology) will serve as the default per-call compensation rate for coinless payphone calls from March 1999 through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the further decrease in the dial-around compensation rate from $0.284 to $0.238 per call. This adjustment of $6,075 included $782 recorded as revenue in the first quarter of 1998 and $3,733 recorded as revenue in prior years.

         The 1999 Payphone Order has been appealed by various parties, including but not limited to, the trade association which represents the interests of various pay telephone providers throughout the United States. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1999 is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month.


3.   LONG-TERM DEBT

        Long-term debt consisted of the following:

                                                                          December 31   March 31
                                                                              1998         1999
                                                                          ---------    ---------

Senior Notes, contractually due December 15, 2006 with interest
       at 12% payable semiannually                                        $ 125,000    $ 125,000
Related Party Debt and Credit Agreement, contractually due May 8, 2001, with interest payable monthly at 2% above the Lenders' reference
     rate (9.75% at March 31, 1999)                                          40,014       40,008
Other notes payable                                                             206          131
                                                                          ---------    ---------
                                                                            165,220      165,139
Less current maturities                                                    (165,216)    (165,137)
                                                                          ---------    ---------
                                                                          $       4    $       2
                                                                          =========    =========

     SENIOR 12% NOTES

        On December 18, 1996, the Company completed a public debt offering of $125,000 aggregate principal amount 12% Senior Notes, due 2006, with interest payable semiannually on June 15 and December 15. The indenture to the 12% Senior Notes, as amended, contains covenants which, among other things, limit the Company's ability to incur additional indebtedness or pay dividends and which require the Company, in the event of a change in control of the Company, to offer to purchase the 12% Senior Notes for 101% of their aggregate outstanding principal value plus accrued and unpaid interest.

        The Company has not paid the semiannual interest payment which was due December 15, 1998 on the 12% Senior Notes and, pursuant to the terms of the indenture, the Company is in default on this debt. Under certain circumstances, such obligations could become immediately due and payable. As of December 31, 1998 and March 31, 1999, the principal balance due has been classified as a current liability in the accompanying consolidated balance sheets. As discussed in Note 8, the Company has solicited the consent of the Noteholders to convert the

12% Senior Notes and accrued interest to Common Stock. There can be no assurance that the requisite consent can be obtained or that conversion of the Notes to Common Stock will occur.

     RELATED PARTY DEBT AND CREDIT AGREEMENT

         On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders which were or may, thereafter, become parties thereto (collectively referred to as the "Lenders"). ING (U.S.) Capital Corporation ("ING") was Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation were Co-Agents for the Lenders. ING is a significant shareholder of the Company's common equity. The Credit Agreement provided a $75,000 commitment of which $60,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000 was to be utilized for general working capital requirements ("Revolving Credit Commitment"). Borrowings accrued interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement was originally scheduled to mature on May 20, 2000 and all the Company's installed public pay telephones are pledged as collateral.

         The Credit Agreement includes covenants which, among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limit incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

         On February 24, 1998, the Credit Agreement was amended to increase the Revolving Credit Commitment to $20,000 and to decrease the Expansion Loan Commitment to $55,000 (the "First Amendment"). The amount available for letters of credit under the Revolving Credit Commitment was reduced from $5,000 to $3,000 and certain covenants therein were modified. On the same date, the Company was permitted to borrow an additional $3,000 for working capital purposes under the Revolving Credit Commitment. On March 31, 1998, the Credit Agreement was further amended (the "Second Amendment") to modify certain financial covenants.

         On May 8, 1998, the Company amended the Credit Agreement (the "Third Amendment") and Foothill Capital Corporation, as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment, the Revolving Credit Commitment remained at $20,000 and the Expansion Loan Commitment was reduced to $20,000. Interest is payable monthly in arrears at 2% above the Lender's reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement was extended to May 8, 2001. Certain financial covenants under the Credit Agreement were also modified. The Company incurred $1,174 in fees and expenses in connection with the Third Amendment, of which $328 was included in other unusual charges and contractual settlements in the Company's consolidated statements of operations after the first quarter of 1998.

         During the second quarter of 1998, the Company borrowed $10,547 under the Revolving Credit Commitment for interest payments due under the Company's $125,000, 12% Senior Notes, to fund acquisition and financing costs and for working capital. On July 3, 1998, the Company borrowed an additional $1,453, the remaining amount available under the Credit Agreement, to finance the cost of equipment upgrades relating to the installed pay telephones acquired from TDS Telecommunications Corporation on May 18, 1998.

         In April 1999, the Company requested and has received an additional advance of $2,500 which increased the amount outstanding under its Revolving Credit Commitment to $22,500. Proceeds are to be used for the payment of professional fees and expenses, loan fees and certain accounts payable. The Company also received a $45,900 commitment from the Lenders to provide debtor in possession financing in the event the Company commences a Chapter 11 case as contemplated by the restructuring described in Note 8. The Company incurred $250 in fees relating to the additional advance and a $250 fee for the debtor in possession financing commitment.

         At December 31, 1998 and March 31, 1999, the Company was not in compliance with certain financial covenants and was in default under its Credit Agreement. The Agent has notified the Company that, beginning April 1, 1999, the Company is required to pay the default rate of interest which is two percent per annum higher than the otherwise applicable rate. In addition, under certain circumstances, such obligations could become immediately due and payable. Accordingly, the Company has classified the amounts due under the Credit

Agreement as a current liability in the accompanying consolidated balance sheets. Further, there can be no assurance that the Agent will not take such other action that it deems necessary to collect the balance due on the debt, if the Company is unable to convert its 12% Senior Notes and accrued interest to Common Stock.


4.   PREFERRED STOCK MANDATORILY REDEEMABLE

         Mandatorily redeemable preferred stock consisted of the following:

                                                                               December 31           March 31
                                                                                   1998                1999
                                                                                   ----                ----
14% Cumulative Redeemable Convertible Preferred Stock ($60 stated value
- 200,000 shares authorized; 107,918 shares issued and outstanding, cumulative dividends issuable of 50,609 shares at December 31, 1998
(valued at $1,118) and 56,157 shares at March 31, 1999 (valued at
$1,123); mandatory redemption amount of $9,845 due June 30, 2000               $      9,112        $      9,498

         The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the three months ended March 31, 1999, the carrying value of the 14% Preferred was increased by $382 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of Common Stock.


5. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

         Non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity (deficit) consisted of the following:

                                                                           December 31        March 31
                                                                              1998              1999
                                                                              ----              ----
Series A Special Convertible Preferred Stock
  ($0.20 par value, $0.20
  stated value - 250,000
  shares authorized; no shares issued)                                              -                 -
Common Stock
  ($0.01 par value - 50,000,000 shares authorized;
  18,754,133 shares issued and outstanding at
  December 31, 1998 and  March 31, 1999)                                    $     188         $     188
Additional paid-in capital                                                     61,233            61,233
Accumulated deficit                                                          (113,019)         (124,093)
                                                                            ---------         ---------
                                                                            ($ 51,598)        ($ 62,672)
                                                                            =========         =========

         In January 1999, the Company granted options to purchase 35,000 shares of Common Stock pursuant to an employment arrangement with a former officer at an exercise price of $0.8125 per share. No compensation expense was recognized as a result of this transaction.

6.   TERMINATION OF MERGER WITH DAVEL COMMUNICATIONS GROUP, INC.

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


7.   CONTINGENCIES

         The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management's opinion, all such outstanding matters of which the Company has knowledge, have been reflected in the financial statements or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


8.   FINANCIAL CONDITION

         The Company has a working capital deficiency, excluding the reclassification of long-term debt to current liabilities, of $6,976 at December 31, 1998 and $12,002 at March 31, 1999, an increase of $5,026. This increase was primarily due to the increase in accrued interest on the Company's 12% Senior Notes and decreases in cash and accounts receivable. Cash flow provided by (used in) operating activities increased from ($2,323) for the three months ended March 31, 1998 to $31 for the three months ended March 31, 1999 primarily due to the increase in the working capital deficiency. At March 31, 1999, the Company had a deficit in stockholders equity (excluding mandatorily redeemable preferred stock) as a result of the current quarter loss of $10,688, the 1998 net loss of $44,817 and a loss of $23,254 in 1997. The Company was not in compliance with certain financial covenants under the Credit Agreement at March 31, 1999 and is in default on this debt. Further, the Company has not paid its semiannual interest payment due on December 15, 1998 under the Company's 12% Senior Notes and is in default on this debt. Under certain circumstances, the debt that is in default could become immediately due and payable.

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

         In January 1999, the Company announced that it had reached an agreement in principle with an Unofficial Committee of Noteholders of its 12% Senior Notes providing for the conversion of the Senior Notes into 95% of the reorganized Company's common stock (the "Restructuring"). The Unofficial Committee is comprised of certain holders of Senior Notes currently representing approximately 59.3% in principal amount of all holders of Senior Notes. The Restructuring is being implemented by a proposed plan of reorganization (the "Prepackaged Plan") and further provides that existing preferred and common shareholders would receive the remaining 5% of the reorganized Company's common stock (as well as warrants to purchase approximately 11% of the reorganized Company's common stock at an exercise price of $10.50 per share, assuming 10,000,000 common shares outstanding post-reorganization). These equity interests would be subject to dilution by certain other equity issuances, including issuances upon the exercise of certain warrants and awards to purchase up to an aggregate of 5% of the common stock under a new management incentive plan proposed as part of the Prepackaged Plan. The terms of the Prepackaged Plan are summarized in a Disclosure Statement mailed on May 11, 1999 to holders of record as of April 23, 1999 of the Senior Notes and the 14% Preferred.

         The Company is soliciting acceptances of the Prepackaged Plan in anticipation of the commencement of a case under Chapter 11 of the Bankruptcy Code ("the Case"). The Company is seeking to obtain acceptances from (i) holders of at least two-thirds in amount and more than one-half in number of the Senior Notes actually voting, and (ii) from holders of at least two-thirds in amount of the 14% Preferred actually voting in order to commence the Case with the requisite acceptances to confirm the Prepackaged Plan. Unless extended by the Company, the voting deadline with respect to the Prepackaged Plan is 5:00 P.M. Eastern Time on June 11, 1999.

         Under the Prepackaged Plan, claims of employees, trade and certain other creditors of the Company, other than Senior Note claims, would be paid in full, with the Company retaining its rights and defenses with respect to such claims. In the event that the requisite acceptances are obtained, it is the intention of the Company to promptly file the Case and seek confirmation of the Prepackaged Plan. The Company will continue to operate its business under Chapter 11 in the ordinary course.

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



9.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT DATA

         The Company's wholly-owned subsidiary, Cherokee Communications, Inc. ("Cherokee") which was acquired January 1, 1997, is a guarantor of the $125,000 12% Senior Notes, due 2006. The following are the condensed consolidating financial statements of PhoneTel and Cherokee as of March 31, 1999, and for the quarter ended March 31, 1999.

Condensed Consolidating Financial Statements


Balance Sheet, at March 31, 1999

                                           PhoneTel           Cherokee(a)          Eliminations         Consolidated
                                           --------           -----------          ------------         ------------

Current assets                           $     13,871         $      4,783                    -         $     18,654
Property and equipment, net                    22,298                3,747                    -               26,045
Intangible assets, net                         56,549               40,632                    -               97,181
Other non-current assets                       65,833                    -         ($    65,229)                 604
                                         ------------         ------------         ------------         ------------
Total                                    $    158,551         $     49,162         ($    65,229)        $    142,484
                                         ============         ============         ============         ============



Current liabilities                      $    177,540         $     18,116                    -         $    195,656
Inter-company debt                                  -               65,229         ($    65,229)                   -
Long-term debt and capital leases                   2                    -                    -                    2
14% Preferred stock                             9,498                    -                    -                9,498
Other equity (deficit)                        (28,489)             (34,183)                   -              (62,672)
                                         ------------         ------------         ------------         ------------
Total                                    $    158,551         $     49,162         ($    65,229)        $    142,484
                                         ============         ============         ============         ============

Statement of Operations, for the quarter ended March 31, 1999

Total revenues                           $     14,282         $      5,501                    -         $     19,783
Operating expenses                             19,252                6,470                    -               25,722
                                         ------------         ------------         ------------         ------------
Loss from operations                           (4,970)                (969)                   -               (5,939)
Other income (expense), net                    (2,792)              (1,957)                   -               (4,749)
                                         ------------         ------------         ------------         ------------
Net loss                                 $     (7,762)        $     (2,926)                   -         $    (10,688)
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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues
--------

         Revenues decreased by $4,340 or 18.0%, from $24,123 for the first three months of 1998 to $19,783 for the first three months of 1999. This decrease is primarily due to a decline in call volume, offset in part by the increase in the long distance coin call rates, the decrease in the average number of installed pay telephones and the decrease in the dial-around compensation rate as discussed below. The average number of installed pay telephones decreased from 43,552 for the three months ended March 31, 1998 to 42,311 for the three months ended March 31, 1999, a decrease of 1,241 or 2.8%, principally due to the timing of expiring location contracts and the competition for payphone locations in the marketplace.

         Revenues from coin calls decreased by $2,777 or 21.1%, from $13,188 for the three months ended March 31, 1998 to $10,411 for the three months ended March 31, 1999. The decrease is due in part to the decrease in the number and duration of long distance coin calls resulting from rate increases implemented at the end of November 1998, including the elimination of the Company's program which offered customers a four minute long distance call anywhere in the continental United States for $1.00. Based on the results of that change, the Company has reinstated its old rates, including the four minutes for a $1.00 program. In addition, long distance and local call volumes and coin revenues have been adversely affected by the growth of wireless communication services, which serves as an increasingly competitive alternative to payphone usage. To a lesser extent, coin revenue has declined due to the decrease in the average number of installed pay telephones compared to the first quarter of 1998.

         Revenues from non-coin telecommunication services decreased by $1,543 or 14.1% from $10,905 for the three months ended March 31, 1998 to $9,362 for the three months ended March 31, 1999. Of this decrease, long distance revenues from operator service providers decreased by $648 principally due to continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. In addition, revenues from dial-around compensation decreased by $895, from $4,833 in the first quarter of 1998 to $3,937 in the first quarter of 1999, due to regulatory changes which, among other things, retroactively reduced the rate of compensation for dial-around calls from $0.284 to $0.238 per call. Revenues for the three months ended March 31, 1998 have not been restated to reflect the retroactive reduction in dial-around compensation recorded in the fourth quarter of 1998 as discussed below. If revenues from dial-around compensation had been recorded at the revised rate in the first quarter of 1998 ($0.238 per call or $31.18 per month based on an estimated 131 calls per month), revenues from dial-around compensation would have been $4,051 and $3,937, respectively, for the three months ended March 31, 1998 and 1999.

         Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (the "1996 Payphone Order"), the FCC directed a two-phase transition to achieve fair compensation for dial-around calls through deregulation and competition. In the first phase, November 6, 1996 to October 6, 1997, the FCC prescribed flat-rate compensation payable to the payphone providers by the interexchange carriers in the amount of $45.85 per month per payphone (as compared with a fee of $6.00 per installed payphone per month in periods prior to November 6, 1996). This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there were a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the payphone provider as well as 800 subscriber calls. The monthly per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay payphone service providers (such as PhoneTel), on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the payphone provider and the IXC. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone and required the local exchange carriers to make such coding available to the payphone providers as a transmit item included in the local access line service.

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

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-48 1, which extended and waived certain requirements concerning the provision by the local exchange carriers of payphone-specific coding digits, which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits some of the interexchange carriers have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

         On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court stated that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period ending on November 15, 1998. On June 19, 1998, the FCC solicited comment from interested parties on the issues remanded. In initial and reply comments, certain IXCs and members of the paging industry had urged the FCC to abandon its efforts to derive a market-based rate from surrogates and either require the caller to pay dial-around compensation by coin deposit or adopt a cost-based rate at levels substantially below the $0.284 rate.

         On February 4, 1999, the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the default rate from $0.284 to $0.238, retroactive to October 7, 1997. In adjusting the default rate, the FCC shifted its methodology from the market-based method utilized in the 1997 Payphone Order to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the cost-based default rate, the FCC incorporated its prior treatment of certain payphone costs as well as reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus 0.2 cents for FLEX ANI costs, which are amounts charged by LECs for providing payphone specific coding digit technology) will serve as the default per-call compensation rate for coinless payphone calls from March 1999 through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the further decrease in the dial-around compensation rate from $0.284 to $0.238 per call. This adjustment of $6,075 included $782 recorded as revenue in the first quarter of 1998 and $3,733 recorded as revenue in prior years.

         The 1999 Payphone Order has been appealed by various parties, including but not limited to, the trade association which represents the interests of various pay telephone providers throughout the United States. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1999 is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month. Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month.


Operating Expenses.
-------------------


         Total operating expenses decreased $2,111, or 7.6%, from $27,833 for the three months ended March 31, 1998 to $25,722 for the three months ended March 31, 1999. The decrease was due to a reduction in all expense categories other than depreciation and amortization, due in part to the decrease in the average number of installed pay telephones and personnel compared to the first quarter of 1998.

         Line and transmission charges decreased $788, or 11.4%, from $6,916 for the three months ended March 31, 1998 to $6,128 for the three months ended March 31, 1999. Line and transmission charges represented 28.7% of total revenues for the three months ended March 31, 1998 and 31.0% of total revenues for the three months ended March 31, 1999, an increase of 2.3%. The dollar decrease was due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration and lower line charges resulting from the use of competitive local exchange carriers. The increase as a percentage of revenues also reflects the effect of the decrease in revenues discussed above.

         Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) decreased $366, or 13.5%, from $2,714 for the three months ended March 31, 1998 to $2,348 for the three months ended March 31, 1999. Telecommunication and validation fees represented 11.3% of total revenues for the three months ended March 31, 1998 and 11.9% for the three months ended March 31, 1999, an increase of 0.6%. The dollar decrease was primarily the result of the decrease in operator service revenues compared to the first quarter of 1998. The increase as a percentage of total revenue was primarily due to the decreases in coin and non-coin revenues.

         Location commissions decreased $64, or 2.0%, from $3,150 for the three months ended March 31, 1998 to $3,086 for the three months ended March 31, 1999. Location commissions represented 13.1% of total revenues for the three months ended March 31, 1998 and 15.6% of total revenues for the three months ended March 31, 1999, an increase of 2.5%. The dollar decrease is due to the reduction in revenues in the first quarter of 1999 compared to

1998 offset by increases in commission rates necessary to meet competition for new location providers as well as the renewal of location contracts with existing location providers. The increase as a percentage of total revenues is principally due to the increase in commission rates.

         Field operations (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones), decreased $368, or 6.7%, from $5,530 for the three months ended March 31, 1998 to $5,162 for the three months ended March 31, 1999. Field operations represented 22.9% of total revenues for the three months ended March 31, 1998 and 26.1% of total revenues for the three months ended March 31, 1999. The dollar decrease in 1999 compared to 1998 was primarily due to the higher repair and servicing costs of installed pay telephones from previously acquired companies during the first quarter of 1998 and general cost containment efforts including the reduction in personnel during 1998. The increase as a percentage of total revenues was a result of the lower revenues during the first quarter of 1999.

         Selling, general and administrative ("SG&A") expenses decrease $555, or 18.1%, from $3,074 for the three months ended March 31, 1998 to $2,519 for the three months ended March 31, 1999. SG&A expenses represented 12.7% of total revenues for the three months ended March 31, 1998 and 1999. The dollar decrease was primarily due to the reduction in personnel and related costs as well as other cost reduction efforts.

         Depreciation and amortization increased $127, or 2.0%, from $6,306 for the three months ended March 31, 1998 to $6,433 for the three months ended March 31, 1999. Depreciation and amortization represented 26.1% of total revenues for the three months ended March 31, 1998 and 32.5% of total revenues for the three months ended March 31, 1999, an increase of 6.4%. The dollar and percentage increases were primarily due to the Company's expansion of its public pay telephone base and the reduction in total revenues.

         Other unusual charges and contractual settlements were $46 in the three months ended March 31, 1999 compared to $143 in the three months ended March 31, 1998 and consisted primarily of legal and professional fees relating to non-recurring litigation and contractual matters.



Other Income (Expense)
----------------------

         Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $335, or 7.5%, from $4,479 for the three months ended March 31, 1998 to $4,814 for the three months ended March 31, 1999. Interest expense represented 18.6% of total revenues for the three months ended March 31, 1998 and 24.3% of total revenues for the three months ended March 31, 1999, an increase of 5.7%. The dollars and percentage increases were a result of the additional borrowings under the Company's Credit Agreement during 1998 primarily for working capital purposes and additions to the Company's pay telephone base.



EBITDA
------

         EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) decreased $2,199, or 80.3%, from $2,739 for the three months ended March 31, 1998 to $540 for the three months ended March 31, 1999. EBITDA represented 11.4% of total revenues for the three months ended March 31, 1998 and 2.7% of total revenues for the three months ended March 31, 1999, a decrease of 8.7%. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation). EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities.



LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities
------------------------------------

         The Company has a working capital deficiency, excluding the reclassification of long-term debt to current liabilities, of $12,002 at March 31, 1999 compared to $5,026 at December 31, 1998, an increase of $6,976, resulting from an increase in accrued interest and decreases in cash and accounts receivable. Net cash provided by (used in) operating activities during the three months ended March 31, 1998 and 1999 were ($2,323) and $31 respectively. Net cash provided by operations resulted mainly from the increase in the net loss for the three months ended March 31, 1999, offset by non-cash charges for depreciation and amortization and changes in current assets and liabilities.

Cash Flows from Investing Activities
------------------------------------

         Cash used in investing activities during the three months ended March 31, 1998 and 1999 were $1,165 and $423, respectively. In the first quarter of 1998 and 1999, cash used in investing activities consisted mainly of purchases of telephones and other property and equipment.



Cash Flows from Financing Activities
------------------------------------

         Cash flows provided by (used in) financing activities during the three months ended March 31, 1998 and 1999 were $1,992 and ($397), respectively, which in 1998 consisted primarily of borrowings under the Company's Credit Agreement for capital expenditure and working capital purposes offset by principal payments on borrowings and debt financing costs. Cash flows used in financing activities during the three months ended March 31, 1999 consisted primarily of expenditures for professional fees for the proposed restructuring of the Company's 12% Senior Notes.

Credit Facility
---------------

         In April 1999, the Company requested and has received an additional advance of $2,500 which increased the amount outstanding under its Revolving Credit Commitment to $22,500. Proceeds are to be used for the payment of professional fees and expenses, loan fees and certain accounts payable. The Company also received a $45,900 commitment from the Lenders to provide debtor in possession financing in the event the Company commences a Chapter 11 case as contemplated by the restructuring described below. The Company incurred $250 in fees relating to the additional advance and a $250 fee for the debtor in possession financing commitment.

Financial Condition
-------------------

         The Company has a working capital deficiency, excluding the reclassification of long-term debt to current liabilities, of $6,976 at December 31, 1998 and $12,002 at March 31, 1999, an increase of $5,026. This increase was primarily due to the increase in accrued interest on the Company's 12% Senior Notes and decreases in cash and accounts receivable. Cash flow provided by (used in) operating activities increased from ($2,323) for the three months ended March 31, 1998 to $31 for the three months ended March 31, 1999 primarily due to the increase in the working capital deficiency. At March 31, 1999, the Company had a deficit in stockholders equity (excluding mandatorily redeemable preferred stock) as a result of the current quarter loss of $10,688, the 1998 net loss of $44,817 and a loss of $23,254 in 1997. The Company was not in compliance with certain financial covenants under the Credit Agreement at March 31, 1999 and is in default on this debt. Further, the Company has not made its semiannual interest payment due on December 15, 1998 under the Company's 12% Senior Notes and is in default on this debt. Under certain circumstances, the debt that is in default could become immediately due and payable.

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

         In January 1999, the Company announced that it had reached an agreement in principle with an Unofficial Committee of Noteholders of its 12% Senior Notes providing for the conversion of the Senior Notes into 95% of the reorganized Company's common stock (the "Restructuring"). The Unofficial Committee is comprised of certain holders of Senior Notes currently representing approximately 59.3% in principal amount of all holders of Senior Notes. The Restructuring is being implemented by a proposed plan of reorganization (the "Prepackaged Plan") and further provides that existing preferred and common shareholders would receive the remaining 5% of the reorganized Company's common stock (as well as warrants to purchase approximately 11% of the reorganized Company's common stock at an exercise price of $10.50 per share, assuming 10,000,000 common shares outstanding post-reorganization). These equity interests would be subject to dilution by certain other equity issuances, including issuances upon the exercise of certain warrants and awards to purchase up to an aggregate of 5% of the common stock under a new management incentive plan proposed as part of the Prepackaged Plan. The terms of the Prepackaged Plan are summarized in a Disclosure Statement mailed on May 11, 1999 to holders of record as of April 23, 1999 of the Senior Notes and the 14% Preferred.

         The Company is soliciting acceptances of the Prepackaged Plan in anticipation of the commencement of a case under Chapter 11 of the Bankruptcy Code ("the Case"). The Company is seeking to obtain acceptances from (i) holders of at least two-thirds in amount and more than one-half in number of the Senior Notes actually voting, and (ii) from holders of at least two-thirds in amount of the 14% Preferred actually voting in order to commence the Case with the requisite acceptances to confirm the Prepackaged Plan. Unless extended by the Company, the voting deadline with respect to the Prepackaged Plan is 5:00 P.M. Eastern Time on June 11, 1999.

         Under the Prepackaged Plan, claims of employees, trade and certain other creditors of the Company, other than Senior Note claims, would be paid in full, with the Company retaining its rights and defense with respect to such claims. In the event that the requisite acceptances are obtained, it is the intention of the Company to promptly file the Case and seek confirmation of the Prepackaged Plan. The Company will continue to operate its business under Chapter 11 in the ordinary course.

         The Company believes, but cannot assure, that it will be able to implement the Restructuring with the consent of the holders of the Notes. In the event that the Company and the holders of the Notes are unable to implement the Restructuring and the Company is unable to obtain a revised working capital facility, the Company will be forced to evaluate other available options.


CAPITAL EXPENDITURES

         For the three months ended March 31, 1999, the Company had capital expenditures of $372, which were financed by cash flows from operating activities. Capital expenditures are principally for replacement and expansion of the Company's installed public pay telephone base and include purchases of telephones, related equipment, operating equipment and computer hardware.



 SEASONALITY

       The seasonality of the Company's historical operating results has been affected by shifts in the geographic concentrations of its public pay telephones resulting from acquisitions and other changes to the Company's customer mix. Historically, first quarter revenues and related expenses have been lower than other quarters due to weather conditions that affect pay telephone usage.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         As discussed in Note 8 to the Company's consolidated financial statements, the Company has solicited the consent of its Noteholders to convert its 12 % Senior Notes to Common Stock. Accordingly, the fair value of such debt is more dependent upon the value of the Company than it is on changes in interest rates. The Company does not anticipate that the fair value of this debt will be materially affected by changes in interest rates, if any.

         The Company's earnings and cash flows are subject to market risk resulting from changes in the interest rates with respect to its borrowings under its $40 million Credit Agreement. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because Management does not consider the potential impact of changes in interest rates to be material.

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

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) The Company has not paid the semiannual interest payment in the amount of $7,500 which was due December 15, 1998 on the Company's $125,000 12% Senior Notes and, pursuant to the terms of the indenture, the Company is in default on this debt. Under certain circumstances, such obligations could become immediately due and payable. As of December 31, 1998 and March 31, 1999, the principal balance due has been classified as a current liability in the accompanying consolidated balance sheets. As discussed in Note 8, the Company has solicited the consent of the Noteholders to convert the 12% Senior Notes and accrued interest to Common Stock. There can be no assurance that the requisite consent can be obtained or that conversion of the Notes to Common Stock will occur.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

(27)     Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K dated April 6, 1999, reporting under Item 5, other events, the appointment of John D. Chichester as President and Chief Executive Officer.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PHONETEL TECHNOLOGIES, INC.


May 17, 1999                                   By: /s/ Peter G. Graf
                                               ---------------------
                                               Peter G. Graf
                                               Chairman of the Board


May 17, 1999                                   By: /s/ Richard Kebert
                                               ----------------------
                                               Richard Kebert
                                               Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer and
                                               Accounting Officer)