Form 10-Q
period 1999-06-30
PHONETEL TECHNOLOGIES INC
filed 1999-08-16
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                                   (Mark One)
            [X] Quarterly report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

           [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____.

                         COMMISSION FILE NUMBER 0-16715
                           PHONETEL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              OHIO                                       34-1462198
              ----                                       ----------
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO   44114-1195
-------------------------------------------------------------------   ----------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                 (216) 241-2555
                                 --------------

                (ISSUER`S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF AUGUST 12, 1999, 18,754,133 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                   PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

                                    FORM 10-Q
                    SIX AND THREE MONTHS ENDED JUNE 30, 1999

                                      INDEX

                                                                                                           Page No.

PART I.      FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Consolidated Balance Sheets as of December 31, 1998
                                 and June 30, 1999................................................................3

                             Consolidated Statements of Operations for the Six and Three
                                 Months Ended June 30, 1998 and 1999..............................................4

                             Statements of Changes in Mandatorily Redeemable Preferred
                                 Stock for the Year Ended December 31, 1998 and
                                 the Six Months Ended June 30, 1999...............................................5

                             Statements of Changes in Non-mandatorily Redeemable Preferred
                                 Stock, Common Stock and Other Shareholders' Equity (Deficit)
                                 for the Year Ended December 31, 1998 and
                                 the Six Months Ended June 30, 1999...............................................6

                             Consolidated Statements of Cash Flows for the Six
                                 Months Ended June 30, 1998 and 1999..............................................7

                             Notes to Consolidated Financial Statements...........................................8

                  Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations....................................16

                  Item 3.    Quantitative and Qualitative Disclosures about
                                Market Risk......................................................................23

PART II.     OTHER INFORMATION

                  Item 3.    Defaults Upon Senior Securities.....................................................24

                  Item 6.    Exhibits and Reports on Form 8-K....................................................24



Signatures.......................................................................................................25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                         (UNAUDITED)
                                                          DECEMBER 31     JUNE 30
                                                             1998           1999
                                                           ---------     ---------
ASSETS
Current assets:
  Cash                                                     $   5,768     $   5,259
  Accounts receivable, net of allowance for doubtful
    accounts of $935 and $997, respectively                   14,021        11,972
  Other current assets                                         1,389         2,046
                                                           ---------     ---------
      Total current assets                                    21,178        19,277
                                                           ---------     ---------

Property and equipment, net                                   27,837        24,371
Intangible assets, net                                       101,073        94,038
Other assets                                                     586           624
                                                           ---------     ---------

                                                           $ 150,674     $ 138,310
                                                           =========     =========

LIABILITIES AND  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt                        $ 165,239     $ 167,551
  Accounts payable                                            11,254        10,151
  Accrued expenses:
    Location commissions                                       2,756         2,263
    Personal property and sales tax                            3,145         2,675
    Interest                                                   8,728        16,212
    Salaries, wages and benefits                                 335           819
    Other                                                      1,703         1,747
                                                           ---------     ---------
      Total current liabilities                              193,160       201,418
                                                           ---------     ---------

Commitments and contingencies                                     --            --

14% Cumulative Preferred Stock Mandatorily Redeemable
  (redemption amount $10,189 due June 30, 2000)                9,112         9,901

Non-mandatorily Redeemable Preferred Stock,
  Common Stock and Other Shareholders' Equity (Deficit)      (51,598)      (73,009)
                                                           ---------     ---------

                                                           $ 150,674     $ 138,310
                                                           =========     =========



The accompanying notes are an integral part of these financial statements

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                              (UNAUDITED)                       (UNAUDITED)
                                                            SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                 JUNE 30                            JUNE 30
                                                        ----------------------------      -----------------------------
                                                            1998             1999             1998             1999
                                                        ------------     ------------     ------------     ------------
REVENUES:
  Coin calls                                            $     26,935     $     20,863     $     13,747     $     10,452
  Non-coin telecommunication services                         22,477           18,832           11,572            9,470
  Other                                                           39               69                9               59
                                                        ------------     ------------     ------------     ------------
                                                              49,451           39,764           25,328           19,981
                                                        ------------     ------------     ------------     ------------
OPERATING EXPENSES:
  Line and transmission charges                               14,632           10,891            7,716            4,763
  Telecommunication and validation fees                        5,856            4,653            3,142            2,305
  Location commissions                                         6,559            6,402            3,409            3,316
  Field operations                                            10,534           10,539            5,004            5,377
  Selling, general and administrative                          6,433            5,105            3,359            2,586
  Depreciation and amortization                               12,662           12,908            6,356            6,475
  Other unusual charges and contractual settlements              994               73              851               27
                                                        ------------     ------------     ------------     ------------
                                                              57,670           50,571           29,837           24,849
                                                        ------------     ------------     ------------     ------------

Loss from operations                                          (8,219)         (10,807)          (4,509)          (4,868)

OTHER INCOME (EXPENSE):
  Interest expense - related parties                          (1,036)              --             (320)              --
  Interest expense - others                                   (8,103)          (9,925)          (4,340)          (5,111)
  Interest income                                                 74               68               37               33
  Other                                                          236               42              236               12
                                                        ------------     ------------     ------------     ------------
                                                              (8,829)          (9,815)          (4,387)          (5,066)
                                                        ------------     ------------     ------------     ------------

NET LOSS                                                ($    17,048)    ($    20,622)    ($     8,896)    ($     9,934)
                                                        ============     ============     ============     ============


Earnings per share calculation:
Net loss                                                ($    17,048)    ($    20,622)    ($     8,896)    ($     9,934)
  Preferred dividend payable in kind                            (213)              (8)            (116)              (4)
  Accretion of 14% Preferred to its redemption value            (456)            (781)            (225)            (399)
                                                        ------------     ------------     ------------     ------------

Net loss applicable to common shareholders              ($    17,717)    ($    21,411)    ($     9,237)    ($    10,337)
                                                        ============     ============     ============     ============

Net loss per common share, basic and diluted            ($      1.07)    ($      1.14)    ($      0.56)    ($      0.55)
                                                        ============     ============     ============     ============

Weighted average number of shares, basic and diluted      16,567,288       18,754,133       16,598,384       18,754,133
                                                        ============     ============     ============     ============





The accompanying notes are an integral part of these financial statements

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                         (UNAUDITED)
                                                   YEAR ENDED        SIX MONTHS ENDED
                                                DECEMBER 31, 1998      JUNE 30, 1999
                                               ------------------    ------------------
                                               SHARES      AMOUNT     SHARES     AMOUNT
                                               -------    -------    -------    -------
14 % CUMULATIVE REDEEMABLE
   CONVERTIBLE PREFERRED STOCK
   Balance at beginning of year                138,147    $ 7,716    158,527    $ 9,112
   Dividends payable-in-kind                    20,380        268     11,291          8
   Accretion of carrying value to amount
     payable at redemption on June 30, 2000         --      1,128         --        781
                                               -------    -------    -------    -------
   Balance at end of year                      158,527    $ 9,112    169,818    $ 9,901
                                               =======    =======    =======    =======


The accompanying notes are an integral part of these financial statements

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
   COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
 -------------------------------------------------------------------------------

                                                                                       (UNAUDITED)
                                                            YEAR ENDED              SIX MONTHS ENDED
                                                         DECEMBER 31, 1998            JUNE 30, 1999
                                                    --------------------------   -------------------------
                                                       SHARES         AMOUNT        SHARES        AMOUNT
                                                    -----------     ----------   ------------     ---------
SERIES A SPECIAL CONVERTIBLE
   PREFERRED STOCK
   Balance at beginning of year                               -              -              -             -
   Exercise of warrants                                 100,875            $20              -             -
   Conversion to common stock                          (100,875)           (20)             -             -
                                                    -----------     ----------   ------------     ---------
   Balance at end of period                                   -              -              -             -
                                                    ===========     ----------   ============     ---------

COMMON STOCK
   Balance at beginning of year                      16,360,829            164     18,754,133          $188
   Exercise of warrants and options                     375,804              4              -             -
   Conversion of Series A Preferred                   2,017,500             20              -             -
                                                    -----------     ----------   ------------     ---------
   Balance at end of period                          18,754,133            188     18,754,133           188
                                                    ===========     ----------   ============     ---------

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                                         62,600                       61,233
   Exercise of warrants and options                                         25                            -
   Exercise of warrants - Series A Preferred                               (20)                           -
   Put under warrants issued for Series A Preferred                     (1,452)                           -
   Other issuances of stock                                                 80                            -
                                                                    ----------                    ---------
   Balance at end of period                                             61,233                       61,233
                                                                    ----------                    ---------

ACCUMULATED DEFICIT
   Balance at beginning of year                                        (66,806)                    (113,019)
   Net loss for the period                                             (44,817)                     (20,622)
   14% Preferred dividends payable-in-kind
      and accretion                                                     (1,396)                        (789)
                                                                    ----------                    ---------
   Balance at end of period                                           (113,019)                    (134,430)
                                                                    ----------                    ---------

TOTAL NON-MANDATORILY REDEEMABLE
   PREFERRED STOCK, COMMON STOCK AND
   OTHER SHAREHOLDERS' EQUITY (DEFICIT)                               ($51,598)                    ($73,009)
                                                                    ==========                    =========







The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                (UNAUDITED)
                                                          SIX MONTHS ENDED JUNE 30
                                                        ---------------------------
                                                             1998        1999
                                                          --------     --------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss                                                ($17,048)    ($20,622)
  Adjustments to reconcile net loss to net cash flow
   from operating activities:
    Depreciation and amortization                           12,662       12,908
    Increase in allowance for doubtful accounts                476          398
    Gain on disposal of assets                                (236)         (42)
    Changes in current assets                               (3,991)         994
    Changes in current liabilities                             496        5,947
                                                          --------     --------
                                                            (7,641)        (417)
                                                          --------     --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                       (1,887)        (863)
  Acquisitions                                              (1,336)          --
  Deferred charges - commissions and signing bonuses          (376)        (298)
  Proceeds from sale of assets                                 331           56
  Change in other assets                                      (210)         (38)
                                                          --------     --------
                                                            (3,478)      (1,143)
                                                          --------     --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from debt issuances                              13,636        2,500
  Principal payments on borrowings                            (503)        (190)
  Debt financing and restructuring costs                    (1,534)      (1,259)
  Proceeds from warrant and option exercises                    29           --
                                                          --------     --------
                                                            11,628        1,051
                                                          --------     --------

Increase (decrease)  in cash                                   509         (509)
Cash at beginning of period                                  6,519        5,768
                                                          --------     --------
Cash at end of period                                     $  7,028     $  5,259
                                                          ========     ========



The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999
(IN THOUSANDS OF DOLLARS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE, SHARE AND
-----------------------------------------------------------------------------
PER SHARE AMOUNTS)
------------------

1.    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and all intercompany balances and transactions have been eliminated. Operating results for the six and three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The consolidated balance sheet information at December 31, 1998 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that Form 10-K report.

         Certain amounts relating to 1998 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders' equity (deficit) or net loss as previously reported.


2.   DEBT RESTRUCTURING AND CHAPTER 11 BANKRUPTCY FILING

         In January 1999, the Company announced that it had reached an agreement in principle with an Unofficial Committee of Noteholders (the "Unofficial Committee") of its $125,000 aggregate principal amount 12% Senior Notes, due 2006 (the "Senior Notes") providing for the conversion of the Senior Notes into 95% of the reorganized Company's common stock (the "Restructuring"). The Unofficial Committee is comprised of certain holders of the Senior Notes representing approximately 59.3% in principal amount of the Senior Notes. The Restructuring is being implemented by a proposed plan of reorganization (the "Prepackaged Plan") and further provides that existing preferred and common shareholders are to receive the remaining 5% of the reorganized Company's common stock (as well as warrants to purchase approximately 11% of the reorganized Company's common stock at an exercise price of $10.50 per share, assuming 10,000,000 common shares outstanding post-restructuring). These equity interests would be subject to dilution by certain other equity issuances, including issuances upon the exercise of certain warrants and awards to purchase up to an aggregate of 5% of the common stock under a new management incentive plan proposed as part of the Prepackaged Plan. The terms of the Prepackaged Plan are summarized in a Disclosure Statement mailed on May 11, 1999 to holders of record as of April 23, 1999 of the Senior Notes and the 14% Cumulative Redeemable Convertible Preferred Stock (the "14% Preferred").

         The Company solicited acceptances of the Prepackaged Plan from the holders of the Senior Notes and 14% Preferred in anticipation of the commencement of a case under chapter 11 of the Bankruptcy Code (the "Case"). Effective June 11, 1999, the Company obtained acceptances of the Prepackaged Plan from holders of 99.9 percent of the Senior Notes and 100 percent of the 14% Preferred shares voting in response to the solicitation. Such acceptances substantially exceed the levels required to confirm the Prepackaged Plan.

         On July 14, 1999, the Company commenced the Case in the U.S. Bankruptcy Court in the Southern District of New York (the "Court") and is continuing in the operation of its business as a debtor-in-possession. The Company also obtained an order from the Court which allows the Company to pay prepetition and postpetition claims of employees, trade and other creditors, other than the Senior Note claims, in the ordinary course of business. The Court has scheduled a confirmation hearing for September 2, 1999, at which time the Court will hear objections, if any, to the Company's Prepackaged Plan. Upon confirmation, the Company shall promptly implement the Restructuring described above.

         The Company believes that it will be able to implement the Restructuring, which would result in material increases in working capital and stockholders' equity. In addition, cash flow required for debt service would be reduced by $15,000 annually upon conversion of the Senior Notes to common stock. Assuming implementation of the Restructuring, management believes, but cannot assure, that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation) or from additional financing will allow the Company to sustain its operations and meet its obligations through the remainder of 1999. In the event that the Company and the holders of the Senior Notes are unable to implement the Restructuring and the Company is unable to obtain a revised working capital facility, the Company will be required to evaluate other available options.



3.   ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). Dial-around calls include 1-800 subscriber calls, as well as 1010xxx calls to access a long distance carrier or operator service provider selected by the caller. The Company receives revenues from such carriers and records those revenues based upon the per-phone or per-call rate ("dial around compensation") in effect under certain orders issued by the Federal Communications Commission (the "FCC"). Retroactive changes in the dial-around compensation rate resulting from said orders have been accounted for as changes in accounting estimates and have been recorded as adjustments to revenues at the beginning of the most recent period prior to the announcement of such change. At December 31, 1998 and June 30, 1999, accounts receivable included $13,905 and $10,949, respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized.

         For the six months ended June 30, 1998 and 1999, revenues from non-coin telecommunication services included $9,637 and $7,776, respectively, for dial-around compensation. Revenues for the six months ended June 30, 1998 have not been restated to reflect the retroactive reduction in dial-around compensation recorded in the fourth quarter of 1998 as discussed below. If revenues from dial-around compensation had been recorded at the revised rate in the first six months of 1998 ($0.238 per call or $31.18 per month based on an estimated 131 calls per month), revenues from dial-around compensation would have been $8,078 for the six months ended June 30, 1998.

         Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (the "1996 Payphone Order"), the FCC directed a two-phase transition to achieve fair compensation for dial-around calls through deregulation and competition. In the first phase, November 6, 1996 to October 6, 1997, the FCC prescribed flat-rate compensation payable to the payphone providers by the interexchange carriers ("IXCs") in the amount of $45.85 per month per payphone (as compared with a fee of $6.00 per installed payphone per month in periods prior to November 6, 1996). This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based deregulated coin rate of $0.35 per call to a finding from the record that there were a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the payphone provider, as well as 800 subscriber calls. The monthly per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay payphone service providers, on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the payphone provider and the IXC. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone-specific coding digits that would identify each call as originating from a payphone ("Flex Ani") and required the local exchange carriers ("LECs") to make such coding available to the payphone providers as a transmit item included in the local access line service.

         In July 1997, the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court") responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Appeals Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by a Regional Bell Operating Company ("RBOC") to a separate affiliate.

         In response to the remand by the Appeals Court, the FCC issued a new order implementing section 276 in October 1997 (the "1997 Payphone Order"). The FCC determined that distinct and severable costs of $0.066 were attributable to a coin call that did not apply to the costs incurred by the payphone providers in providing access for a dial-around call. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate (or $37.20 per payphone per month based on 131 calls per month) should be utilized in determining compensation during the first phase and reiterated that payphone providers were entitled to compensation for each and every call during the first phase, it deferred for later decision the precise method of allocating the initial interim period flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation. In the third quarter of 1997, the Company recorded an adjustment of $2,361 to reduce dial-around compensation recorded in prior quarters for the decrease in rate from $45.85 to $37.20 per payphone per month. Of this adjustment amount, $395 related to the prior year.

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-48 1, which extended and waived certain requirements of certain LECs regarding the provision of Flex Ani, which identify a call as originating from a payphone. Without the transmission of Flex Ani, some of the interexchange carriers have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of assuring the continued payment of dial-around compensation the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite Flex Ani designation, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting Flex Ani of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

         On May 15, 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate mandated by the 1997 Payphone Order. The Appeals Court stated that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Appeals Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period ending on November 15, 1998. On June 19, 1998, the FCC solicited comments from interested parties on the issues remanded. In initial and reply comments, certain IXCs and members of the paging industry had urged the FCC to abandon its efforts to derive a market-based rate from surrogates and either require the caller to pay dial-around compensation by coin deposit or adopt a cost-based rate at levels substantially below the $0.284 rate.

         On February 4, 1999, the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the default rate from $0.284 to $0.238, retroactive to October 7, 1997. In adjusting the default rate, the FCC shifted its methodology from the market-based method utilized in the 1997 and 1998 Payphone Orders to a cost-based method, citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the cost-based default rate, the FCC incorporated its prior treatment of certain payphone costs as well as reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus 0.2 cents for amounts charged by LECs for providing Flex Ani) will serve as the default per-call compensation rate for coinless payphone calls from

March 1999 through January 31, 2002, at which time parties may petition the FCC regarding the default amount, related issues pursuant to technological advances and the expected resultant market changes.

         The 1999 Payphone Order deferred a final ruling on the initial interim period (November 7, 1996 to October 6, 1997) treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the $0.238 per-call rate will be applied to the initial interim period. Upon establishment of said rate, the FCC has further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing between the IXCs and the payphone service providers for the payment period November 7, 1996 through the effective date of the $0.24 rate. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the further decrease in the dial-around compensation rate from $0.284 to $0.238 per call. This adjustment of $6,075 included $1,559 recorded as revenue in the first six months of 1998 and $3,733 recorded as revenue in prior years.

         The 1999 Payphone Order has been appealed by various parties, including but not limited to, the trade association which represents the interests of various pay telephone providers throughout the United States. The Appeals Court is expected to hear oral arguments on this matter in November 1999. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1999 is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month ($31.44 per month based on $0.24 per call after March 1999). Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month ($31.44 per month after March
1999).


4.   LONG-TERM DEBT

        Long-term debt consisted of the following:
                                                                                   December 31         June 30
                                                                                      1998               1999
                                                                                  ------------      ------------

        Senior Notes, contractually due December 15, 2006 with interest
               at 12% payable semiannually.                                        $   125,000      $    125,000
        Related Party Debt and Credit Agreement, contractually due May 8, 2001, with interest payable monthly at 2% above the Lenders' reference
             rate.                                                                      40,014            42,500
        Other notes payable                                                                225                51
                                                                                  ------------      ------------
                                                                                  $    165,239      $    167,551
                                                                                  ============      ============


     SENIOR 12% NOTES

        On December 18, 1996, the Company completed a public debt offering of $125,000 aggregate principal amount 12% Senior Notes, due 2006, with interest payable semiannually on June 15 and December 15. The indenture to the Senior Notes, as amended, contains covenants which, among other things, limit the Company's ability to incur additional indebtedness or pay dividends and which require the Company, in the event of a change in control of the Company, to offer to purchase the Senior Notes for 101% of their aggregate outstanding principal value plus accrued and unpaid interest.

        The Company has not paid the semiannual interest payments which were due December 15, 1998 and June 15, 1999 on the Senior Notes and, pursuant to the terms of the indenture, the Company is in default on this debt. Under certain circumstances, such obligations could become immediately due and payable. As of December 31, 1998 and June 30, 1999, the principal balance due has been classified as a current liability in the accompanying consolidated balance sheets. As discussed in Note 2, the Company has obtained the consent of the requisite number of holders of the Senior Notes to convert the Senior Notes and accrued interest to common stock and has commenced a case under chapter 11 of the U.S. Bankruptcy Code. Conversion of the Senior Notes to common stock is dependent upon the confirmation of the Company's plan of reorganization by the Bankruptcy Court.


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

         The Credit Agreement included covenants which, among other things, required the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limited incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

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

         On May 8, 1998, the Company amended the Credit Agreement (the "Third Amendment") and Foothill Capital Corporation, as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment, the Revolving Credit Commitment remained at $20,000 and the Expansion Loan Commitment was reduced to $20,000. Interest was payable monthly in arrears at 2% above the Lender's reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement was extended to May 8, 2001. The Third Amendment provided for a prepayment penalty and the modification of certain financial covenants under the Credit Agreement. The Company incurred $1,174 in fees and expenses in connection with the Third Amendment, of which $328 was included in other unusual charges and contractual settlements in the Company's consolidated statements of operations in the second quarter of 1998.

         During the second quarter of 1998, the Company borrowed $10,547 under the Revolving Credit Commitment for interest payments due under the Senior Notes, to fund acquisition and financing costs and for working capital. On July 3, 1998, the Company borrowed an additional $1,453, the remaining amount available under the Credit Agreement, to finance the cost of equipment upgrades relating to the installed pay telephones acquired from TDS Telecommunications Corporation on May 18, 1998.

         At December 31, 1998, March 31, 1999 and June 30, 1999, the Company was not in compliance with certain financial covenants and was in default under the Credit Agreement. Accordingly, the Company has classified the amounts due under the Credit Agreement as a current liability in the accompanying consolidated balance sheets. In addition, beginning April 1, 1999, the Company was required to pay the default rate of interest which is two percent per annum higher than the otherwise applicable rate (11.75% at June 30, 1999).

         In April 1999, the Company requested and received an additional advance of $2,500 which increased the principal balance outstanding under its Revolving Credit Commitment to $22,500. Proceeds of the advance were and are to be used for the payment of professional fees and expenses, loan fees and certain accounts payable. The Company also received a commitment from the Lenders to provide $45,900 in debtor-in-possession financing

("D.I.P." financing) in anticipation of the Case described in Note 2. The Company incurred $250 in fees relating to the additional advance and a $250 fee for the debtor-in-possession financing commitment.

         On July 21, 1999, the outstanding balance of the Credit Agreement was paid from the proceeds of the Company's D.I.P. financing described below. The Company incurred a loss from debt extinguishment of approximately $2,900, including the write-off of deferred financing costs and an $800 prepayment penalty, the payment of which penalty will be waived in the event the Company obtains financing from its existing lender upon conclusion of the Case. The loss will be reported as an extraordinary item in the third quarter of 1999.

         DEBTOR-IN-POSSESSION LOAN AGREEMENT

         On July 14, 1999, the Company entered into a debtor-in-possession loan agreement ("D.I.P. Loan") with Foothill Capital Corporation. The D.I.P. Loan provided a $45,900 revolving credit commitment, which was used to pay the outstanding balance, including accrued interest, due under the Credit Agreement on July 21, 1999. The Company also received an advance of $2,541 for working capital purposes and has an additional $533 available for the payment of legal and other costs associated with the Case.

         Interest on the D.I.P. Loan is payable monthly in arrears at 3% above the base rate (as defined in the D.I.P. Loan Agreement) through November 12, 1999 and 3.75% above the base rate thereafter. The loan is secured by substantially all of the assets of the Company. The D.I.P. Loan Agreement includes covenants which limits the incurrence of additional debt, capital leases and liens and the disposal of assets. The D.I.P. Loan matures on the earliest of the date on which the Company emerges from the Case, converts to a case under chapter 7 of the Bankruptcy Code or November 15, 1999.


5.   PREFERRED STOCK MANDATORILY REDEEMABLE

         Mandatorily redeemable preferred stock consisted of the following:

                                                                                     December 31        June 30
                                                                                         1998             1999
                                                                                         ----             ----
         14% Cumulative Redeemable Convertible Preferred Stock;
         $60 stated value - 200,000 shares authorized; 107,918 shares issued and outstanding, cumulative dividends issuable of 50,609 shares at December 31, 1998 (valued at $1,118) and 61,900
         shares at June 30, 1999 (valued at $1,126); mandatory
         redemption amount of $10,189 due June 30, 2000                              $    9,112         $  9,901

         The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the six months ended June 30, 1999, the carrying value of the 14% Preferred was increased by $781 through accretions. Each share of 14% Preferred is entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred is convertible into 10 shares of common stock.

6. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

         Non-mandatorily redeemable preferred stock, common stock, and other shareholders' equity (deficit) consisted of the following:

                                                                                 December 31          June 30
                                                                                     1998               1999
                                                                                 -----------          ---------

         Series A Special Convertible Preferred Stock
           ($0.20 par value, $0.20 stated value - 250,000
           shares authorized; no shares outstanding)                                     -                   -
         Common Stock
           ($0.01 par value - 50,000,000 shares authorized;
           18,754,133 shares issued and outstanding at
           December 31, 1998 and June 30, 1999)                                    $    188         $      188
         Additional paid-in capital                                                  61,233             61,233
         Accumulated deficit                                                       (113,019)          (134,430)
                                                                                   --------         ----------
                                                                                   ($51,598)          ($73,009)
                                                                                   ========         ==========

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


7.   TERMINATION OF MERGER WITH DAVEL COMMUNICATIONS GROUP, INC.

         On June 11, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Davel Merger Agreement") with Davel Communications Group, Inc., a publicly held, independent pay telephone provider ("Davel"). On July 5, 1998, Peoples Telephone Company, Inc., a publicly held, independent pay telephone provider ("Peoples"), also entered into a merger agreement (the "Peoples Merger Agreement") with Davel.

         On September 29, 1998, the Company received a letter from Davel purporting to terminate the Davel Merger Agreement. Thereafter, a complaint against the Company was filed in the Court of Chancery of New Castle County, Delaware by Davel, which was subsequently amended, alleging, among other things, equitable fraud and breach of contract relating to the Davel Merger Agreement. On October 27, 1998, the Company filed its answer to the amended complaint denying the substantive allegations contained therein and filed a counterclaim against Davel for breach of contract. At the same time, the Company filed a third party claim against Peoples for tortuous interference with contract alleging that Peoples induced Davel to not comply with the terms of the Davel Merger Agreement. In December 1998, Peoples and Davel consummated the transaction contemplated by the Peoples Merger Agreement.

         The Company is seeking specific performance from Davel, which would require Davel to comply with the terms of the Davel Merger Agreement or, alternatively, for compensatory damages and costs of an unspecified amount. The Company is also seeking injunctive relief enjoining Peoples from further tortuous interference with contract and for compensatory damages and costs of an unspecified amount. Management believes the claims against the Company are without merit and is vigorously pursuing its claims against Davel and Peoples.


8.   CONTINGENCIES

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


9.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT DATA

         The Company's wholly-owned subsidiary, Cherokee Communications, Inc. ("Cherokee") which was acquired January 1, 1997, is a guarantor of the Senior Notes. The following are the condensed consolidating financial statements of PhoneTel and Cherokee as of June 30, 1999, and for the six months ended June 30, 1999.



Condensed Consolidating Financial Statements


Balance Sheet, at June 30, 1999

                                            PhoneTel       Cherokee(a)     Eliminations    Consolidated
                                            --------       -----------     ------------    ------------
Current assets                            $    14,381     $      4,896             -      $       19,277
Property and equipment, net                    20,998            3,373             -              24,371
Intangible assets, net                         54,838           39,200             -              94,038
Other non-current assets                       65,853                -       ($65,229)               624
                                          -----------     ------------     ----------     --------------
Total                                     $   156,070     $     47,469       ($65,229)    $      138,310
                                          ===========     ============     ==========     ==============



Current liabilities                       $   182,008     $     19,410             -      $      201,418
Intercompany debt                                   -           65,229      ($65,229)                  -
14% Preferred stock                             9,901                -             -               9,901
Other equity (deficit)                        (35,839)         (37,170)            -             (73,009)
                                          -----------     ------------     ----------     --------------
Total                                     $   156,070     $     47,469      ($65,229)     $      138,310
                                          ===========     ============     ==========     ==============

Statement of Operations, for the six months ended June 30, 1999

Total revenues                            $    28,853     $     10,911             -      $       39,764
Operating expenses                             37,629           12,942             -              50,571
                                          -----------     ------------     ----------     --------------
Loss from operations                           (8,776)          (2,031)            -             (10,807)
Other income (expense), net                    (5,933)          (3,882)            -              (9,815)
                                          -----------     ------------     ----------     --------------
Net loss                                     ($14,709)         ($5,913)            -            ($20,622)
                                          ===========     ============     ==========     ==============


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


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues
--------

         Revenues decreased by $9,687 or 19.6%, from $49,451 for the first six months of 1998 to $39,764 for the first six months of 1999. This decrease is primarily due to a decline in call volume, offset in part by the increase in the coin long distance call rates, the decrease in the average number of installed pay telephones and the decrease in the dial-around compensation rate as discussed below. The average number of installed pay telephones decreased from 43,320 for the six months ended June 30, 1998 to 41,676 for the six months ended June 30, 1999, a decrease of 1,644 or 3.8%, principally due to the timing of expiring location contracts and the competition for payphone locations in the marketplace, and to a lesser degree, the removal of less performing pay telephones.

         Revenues from coin calls decreased by $6,072 or 22.5%, from $ 26,935 for the six months ended June 30, 1998 to $20,863 for the six months ended June 30, 1999. The decrease is due in part to the decrease in the number and duration of coin long distance calls resulting from rate increases implemented at the end of November 1998, including the elimination of the Company's program which offered customers a four minute long distance call anywhere in the continental United States for $1.00. Based on the results of that change, the Company has reinstated its old rates, including the four minutes for a $1.00 program. In addition, long distance and local call volumes and coin revenues have been adversely affected by the growth of wireless communication services, which serves as a competitive alternative to payphone usage. Coin revenue has also declined due to the decrease in the average number of installed pay telephones compared to the first six months of 1998.

         Revenues from non-coin telecommunication services decreased by $3,645 or 16.2% from $22,477 for the six months ended June 30, 1998 to $18,832 for the six months ended June 30, 1999. Of this decrease, long distance revenues from operator service providers decreased by $1,784 principally due to continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications and the decrease in the average number of installed pay telephones compared to 1998. In addition, revenues from dial-around compensation decreased by $1,861, from $9,637 in the first six months of 1998 to $7,776 in the first six months of 1999, due to regulatory changes which, among other things, retroactively reduced the rate of compensation for dial-around calls from $0.284 to $0.238 per call. Revenues for the six months ended June 30, 1998 have not been restated to reflect the retroactive reduction in dial-around compensation recorded in the fourth quarter of 1998 as discussed below. If revenues from dial-around compensation had been recorded at the revised rate in the first six months of 1998 ($0.238 per call or $31.18 per month based on an estimated 131 calls per month), revenues from dial-around compensation would have been $8,078 for the six months ended June 30, 1998.

         Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (the "1996 Payphone Order"), the FCC directed a two-phase transition to achieve fair compensation for dial-around calls through deregulation and competition. In the first phase, November 6, 1996 to October 6, 1997, the FCC prescribed flat-rate compensation payable to the payphone providers by the interexchange carriers in the amount of $45.85 per month per payphone (as compared with a fee of $6.00 per installed payphone per month in periods prior to November 6, 1996). This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there were a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the payphone provider, as well as 800 subscriber calls. The monthly per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October
1999), the FCC directed the IXCs to pay payphone service providers, on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the payphone provider and the IXC. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone-specific coding digits that would identify each call as originating from a payphone and required the local exchange carriers to make such coding available to the payphone providers as a transmit item included in the local access line service.

         In July 1997, the United States Court of Appeals for the District of Columbia Circuit responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Appeals Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by a Regional Bell Operating Company to a separate affiliate.

         In response to the remand by the Appeals Court, the FCC issued a new order implementing section 276 in October 1997 (the "1997 Payphone Order"). The FCC determined that distinct and severable costs of $0.066 were attributable to a coin call that did not apply to the costs incurred by the payphone providers in providing access for a dial-around call. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate (or $37.20 per payphone per month based on 131 calls per month) should be utilized in determining compensation during the first phase and reiterated that payphone providers were entitled to compensation for each and every call during the first phase, it deferred for later decision the precise method of allocating the initial interim period flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation. In the third quarter of 1997, the Company recorded an adjustment of $2,361 to reduce dial-around compensation recorded in prior quarters for the decrease in rate from $45.85 to $37.20 per payphone per month. Of this adjustment amount, $395 related to the prior year.

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-48 1, which extended and waived certain requirements of certain LECs regarding the provision of Flex Ani, which identify a call as originating from a payphone. Without the transmission of Flex Ani, some of the interexchange carriers have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of assuring the continued payment of dial-around compensation the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite Flex Ani designation, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting Flex Ani of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

         On May 15, 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate mandated by the 1997 Payphone Order. The Appeals Court stated that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Appeals Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period ending on November 15, 1998. On June 19, 1998, the FCC solicited comments from interested parties on the issues remanded. In initial and reply comments, certain IXCs and members of the paging industry had urged the FCC to abandon its efforts to derive a market-based rate from surrogates and either require the caller to pay dial-around compensation by coin deposit or adopt a cost-based rate at levels substantially below the $0.284 rate.

         On February 4, 1999, the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the default rate from $0.284 to $0.238, retroactive to October 7, 1997. In adjusting the default rate, the FCC shifted its methodology from the market-based method utilized in the 1997 and 1998 Payphone Orders to a cost-based method, citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the cost-based default rate, the FCC incorporated its prior treatment of certain payphone costs as well as reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus 0.2 cents for amounts charged by LECs for providing Flex Ani) will serve as the default per-call compensation rate for coinless payphone calls from March 1999 through January 31, 2002, at which time parties may petition the FCC regarding the default amount, related issues pursuant to technological advances and the expected resultant market changes.

         The 1999 Payphone Order deferred a final ruling on the initial interim period (November 7, 1996 to October 6, 1997) treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the $0.238 per-call rate will be applied to the initial interim period. Upon establishment of said rate, the FCC has further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing between the IXCs and the payphone service providers for the payment period November 7, 1996 through the effective date of the $0.24 rate. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the further decrease in the dial-around compensation rate from $0.284 to $0.238 per call. This adjustment of $6,075 included $1,559 recorded as revenue in the first six months of 1998 and $3,733 recorded as revenue in prior years.

         The 1999 Payphone Order has been appealed by various parties, including but not limited to, the trade association which represents the interests of various pay telephone providers throughout the United States. The Appeals Court is expected to hear oral arguments on this matter in November 1999. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1999 is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month ($31.44 per month based on $0.24 per call after March 1999). Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month ($31.44 per month after March 1999).



Operating Expenses.
-------------------

         Total operating expenses decreased $7,099, or 12.3%, from $57,670 for the six months ended June 30, 1998 to $50,571 for the six months ended June 30, 1999. The decrease was due to a reduction in substantially all expense categories other than depreciation and amortization, due in part to the decrease in the average number of installed pay telephones and personnel in 1999 compared to the first six months of 1998, and the reduction of expenses that vary with payphone revenues and call volumes.

         Line and transmission charges decreased $3,741, or 25.6%, from $14,632 for the six months ended June 30, 1998 to $10,891 for the six months ended June 30, 1999. Line and transmission charges represented 29.6% of total revenues for the six months ended June 30, 1998 and 27.4% of total revenues for the six months ended June 30, 1999, a decrease of 2.2%. The dollar decrease was due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration and lower line charges resulting from the use of competitive local exchange carriers ("CLECs"). In 1999, the Company also recovered approximately $400 of prior year line charges resulting from cost-based rate reductions ordered by state regulators. The decrease as a percentage of revenues is primarily due to the lower line charges from CLECs and prior year amounts recovered as a result of cost-based rate cases.

         Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) decreased $1,203, or 20.5%, from $5,856 for the six months ended June 30, 1998 to $4,653 for the six months ended June 30, 1999. As a percentage of total revenue, telecommunication and validation fees decreased slightly from 11.8% of total revenues for the six months ended June 30, 1998 to 11.7% for the six months ended June 30, 1999. The dollar decrease was primarily the result of the decrease in operator service revenues compared to the first six months of 1998.

         Location commissions decreased $157, or 2.4%, from $6,559 for the six months ended June 30, 1998 to $6,402 for the six months ended June 30, 1999. Location commissions represented 13.3% of total revenues for the six months ended June 30, 1998 and 16.1% of total revenues for the six months ended June 30, 1999, an increase of 2.8%. The dollar decrease is due to the reduction in revenues in the first six months of 1999 compared to 1998 offset by increases in commission rates necessary to meet competition for new location providers as well as the renewal of location contracts with existing location providers. The increase as a percentage of total revenues is principally due to the increase in commission rates.

         Field operations (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones), increased slightly from $10,534 for the six months ended June 30, 1998 to $10,539 for the six months ended June 30, 1999. Field operations represented 21.3% of total revenues for the six months ended June 30, 1998 and 26.5% of total revenues for the six months ended June 30, 1999, an increase of 5.2%. The slight dollar increase in 1999 was due in part to a moderate increase in personnel costs offset by lower costs of repair parts and service facilities. The increase as a percentage of total revenues was a result of the lower revenues during the first six months of 1999.

         Selling, general and administrative ("SG&A") expenses decreased $1,328, or 20.6%, from $6,433 for the six months ended June 30, 1998 to $5,105 for the six months ended June 30, 1999. SG&A expenses represented 13.0% of total revenues for the six months ended June 30, 1998 and 12.8% of total revenues for the six months ended June 30, 1999, a decrease of 0.2%. The dollar and percentage decreases were primarily due to the reduction in personnel and related costs as well as other cost reduction efforts during the fourth quarter of 1998.

         Depreciation and amortization increased $246, or 1.9%, from $12,662 for the six months ended June 30, 1998 to $12,908 for the six months ended June 30, 1999. Depreciation and amortization represented 25.6% of total revenues for the six months ended June 30, 1998 and 32.5% of total revenues for the six months ended June 30,

1999, an increase of 6.9%. The dollar and percentage increases were primarily due to the increase in depreciation resulting from additions to the Company's public pay telephone base and the reduction in total revenues.

         Other unusual charges and contractual settlements were $994 in the six months ended June 30, 1998 and consisted primarily of legal and professional fees relating to non-recurring litigation and contractual matters and certain fees relating to amendments to the Company's Credit Agreement. Other unusual charges and contractual settlements were $73 in the six months ended June 30, 1999.


Other Income (Expense)
----------------------

         Other income (expense) is comprised principally of interest expense incurred on debt and interest and other income. Total interest expense increased $786, or 8.6%, from $9,139 for the six months ended June 30, 1998 to $9,925 for the six months ended June 30, 1999. Interest expense represented 18.5% of total revenues for the six months ended June 30, 1998 and 25.0% of total revenues for the six months ended June 30, 1999, an increase of 6.5%. The dollar and percentage increases were a result of the additional borrowings under the Company's Credit Agreement during 1998 and 1999, primarily for working capital purposes and additions to the Company's pay telephone base, and due to the payment of interest at the default rate under the Company's Credit Agreement. The percentage increase was also due to the decrease in total revenues. Other income decreased $194 primarily due to the sale of the Company's Jacksonville, Texas land and building during the second quarter of 1998.



EBITDA
------

         EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) decreased $3,263, or 60.0%, from $5,437 for the six months ended June 30, 1998 to $2,174 for the six months ended June 30, 1999. EBITDA represented 11.0% of total revenues for the six months ended June 30, 1998 and 5.5% of total revenues for the six months ended June 30, 1999, a decrease of 5.5%. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation) offset in part by decreases in operating expenses. As previously discussed, results for the first six months of 1998 have not been restated to reflect the retroactive reduction in dial-around compensation recorded in the fourth quarter of 1998. If revenues from dial-around compensation had been recorded at the revised rate in the first six months of 1998, EBITDA would have been $3,878 for the six months ended June 30, 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities
------------------------------------

         The Company has a working capital deficiency, excluding long-term debt classified as current liabilities, of $14,640 at June 30, 1999 compared to $6,976 at December 31, 1998, an increase of $7,664, resulting from an increase in accrued interest payable and a decrease in accounts receivable. Net cash used in operating activities during the six months ended June 30, 1998 and 1999 were $7,641 and $417, respectively. Net cash used in operating activities resulted mainly from the increase in the net loss for the six months ended June 30, 1999, offset by non-cash charges for depreciation and amortization and the increase in current liabilities resulting from the default in payment of accrued interest relating to the Company's Senior Notes.

Cash Flows from Investing Activities
------------------------------------

         Cash used in investing activities during the six months ended June 30, 1998 and 1999 were $3,478 and $1,143, respectively. In the first six months of 1998 and 1999, cash used in investing activities consisted mainly of purchases of telephones and other property and equipment, including the cost incurred in 1998 for the equipment and upgrades relating to installed pay telephones acquired from TDS Telecommunication Corporation on May 18, 1998.



Cash Flows from Financing Activities
------------------------------------

         Cash flows provided by financing activities during the six months ended June 30, 1998 and 1999 were $11,628 and $1,051, respectively, which in 1998 consisted primarily of borrowings under the Company's Credit Agreement for capital expenditure and working capital purposes offset by principal payments on borrowings and debt financing costs. Cash flows used in financing activities during the six months ended June 30, 1999 consisted primarily of additional borrowings under the Company's Credit Agreement offset by debt financing costs and expenditures for professional fees for the proposed restructuring of the Company's Senior Notes.



Debt Restructuring and Chapter 11 Bankruptcy Filing
---------------------------------------------------

         In January 1999, the Company announced that it had reached an agreement in principle with an Unofficial Committee of Noteholders of the Senior Notes providing for the conversion of the Senior Notes into 95% of the reorganized Company's common stock. The Unofficial Committee is comprised of certain holders of the Senior Notes representing approximately 59.3% in principal amount of the Senior Notes. The Restructuring is being implemented by a proposed plan of reorganization and further provides that existing preferred and common shareholders are to receive the remaining 5% of the reorganized Company's common stock (as well as warrants to purchase approximately 11% of the reorganized Company's common stock at an exercise price of $10.50 per share, assuming 10,000,000 common shares outstanding post-restructuring). These equity interests would be subject to dilution by certain other equity issuances, including issuances upon the exercise of certain warrants and awards to purchase up to an aggregate of 5% of the common stock under a new management incentive plan proposed as part of the Prepackaged Plan. The terms of the Prepackaged Plan are summarized in a Disclosure Statement mailed on May 11, 1999 to holders of record as of April 23, 1999 of the Senior Notes and the 14% Preferred.

         The Company solicited acceptances of the Prepackaged Plan from the holders of the Senior Notes and 14% Preferred in anticipation of the commencement of a case under chapter 11 of the Bankruptcy Code. Effective June 11, 1999, the Company obtained acceptances of the Prepackaged Plan from holders of 99.9 percent of the Senior Notes and 100 percent of the 14% Preferred shares voting in response to the solicitation. Such acceptances substantially exceed the levels required to confirm the Prepackaged Plan.

         On July 14, 1999, the Company commenced the Case in the U.S. Bankruptcy Court in the Southern District of New York and is continuing in the operation of its business as a debtor-in-possession. The Company also obtained an order from the Court which allows the Company to pay prepetition and postpetition claims of employees, trade and other creditors, other than the Senior Note claims, in the ordinary course of business. The Court has scheduled a confirmation hearing for September 2, 1999, at which time the Court will hear objections, if any, to the Company's Prepackaged Plan. Upon confirmation, the Company shall promptly implement the Restructuring described above.



Credit Facility
---------------

         At December 31, 1998, March 31, 1999 and June 30, 1999, the Company was not in compliance with certain financial covenants and was in default under the Credit Agreement. Accordingly, the Company has classified the amounts due under the Credit Agreement as a current liability in the accompanying consolidated balance sheets. In addition, beginning April 1, 1999, the Company was required to pay the default rate of interest which is two percent per annum higher than the otherwise applicable rate (11.75% at June 30, 1999).

         In April 1999, the Company requested and received an additional advance of $2,500 which increased the principal balance outstanding under its Credit Agreement to $42,500. Proceeds of the advance were and are to be used for the payment of professional fees and expenses, loan fees and certain accounts payable. The Company also received a commitment from the Lenders to provide $45,900 in D.I.P. financing in anticipation of the Case described above. The Company incurred $250 in fees relating to the additional advance and a $250 fee for the debtor-in-possession financing commitment.

         On July 21, 1999, the outstanding balance of the Credit Agreement was paid from the proceeds of the Company's D.I.P. financing described below. The Company incurred a loss from debt extinguishment of approximately $2,900, including the write-off of deferred financing costs and an $800 prepayment penalty, the payment of which penalty will be waived in the event the Company obtains financing from its existing lender upon conclusion of the Case. The loss will be reported as an extraordinary item in the third quarter of 1999.



Debtor-in-Possession Loan Agreement
-----------------------------------

         On July 14, 1999, the Company entered into a D.I.P. Loan Agreement with Foothill Capital Corporation. The D.I.P. Loan provided a $45,900 revolving credit commitment, which was used to pay the outstanding balance, including accrued interest, due under the Credit Agreement on July 21, 1999. The Company also received an advance of $2,541 for working capital purposes and has an additional $533 available for the payment of legal and other costs associated with the Case.

         Interest on the D.I.P. Loan is payable monthly in arrears at 3% above the base rate (as defined in the D.I.P. Loan Agreement) through November 12, 1999 and 3.75% above the base rate thereafter. The loan is secured by substantially all of the assets of the Company. The D.I.P. Loan Agreement includes covenants which limits the incurrence of additional debt, capital leases and liens and the disposal of assets. The D.I.P. Loan matures on the earliest of the date on which the Company emerges from its Case, converts to a case under chapter 7 of the Bankruptcy Code or November 15, 1999.

Financial Condition
-------------------

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investment or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and management's ability to control expenses. There can be no assurance that coin revenues will increase, that revenues from dial-around compensation will continue at the rates anticipated or that they will be received by the Company in the amounts the Company has recorded as receivable as they become due, or that operating expenses can be maintained at present or reduced to lower levels. To the extent that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company can obtain additional financing to meet its debt service and other cash requirements.

         The Company believes that it will be able to implement the Restructuring described above and convert its Senior Notes and its 14% Preferred to common stock. The Company also believes it will be able to obtain adequate financing to replace its D.I.P. Loan when the Company emerges from bankruptcy. Implementing the Restructuring would result in material increases in working capital and stockholders' equity and reduce cash flow required for debt service by $15,000 annually. Assuming implementation of the Restructuring, management believes, but cannot assure that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation) or from additional financing will allow the Company to sustain its operations and meet its obligations through the remainder of 1999. In the event that the Company and is unable to implement the Restructuring and the Company is unable to obtain a revised working capital facility, the Company will be required to evaluate other available options.

CAPITAL EXPENDITURES

         For the six months ended June 30, 1999, the Company had capital expenditures of $863, which were financed by cash flows from operating activities and proceeds from the Company's Credit Agreement. Capital expenditures are principally for replacement and expansion of the Company's installed public pay telephone base and include purchases of telephones, related equipment, operating equipment and computer hardware.



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


IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer hardware or software that is used to process date-sensitive data may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send commissions, or engage in similar normal business activities.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (IN THOUSANDS OF DOLLARS)

         In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company's outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations primarily consist of the Senior Notes and its $45,900 borrowings under the Company's D.I.P. Loan.

         As discussed in Note 2 to the Company's consolidated financial statements, the Company has obtained the consent of its Noteholders to convert the Senior Notes to common stock as part of its proposed plan of reorganization. Accordingly, the fair value of such debt is more dependent upon the value of the Company than it is on changes in interest rates. The Company does not anticipate that the fair value of this debt will be materially affected by changes in interest rates, if any.

         The Company's earnings and cash flows are subject to market risk resulting from changes in the interest rates with respect to its borrowings under the Company's $45,900 D.I.P. Loan. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because management does not consider the potential impact of changes in interest rates to be material.

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


PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         (IN THOUSANDS OF DOLLARS)

(a) The Company has not paid the semiannual interest payments in the amount of $7,500 each which were due December 15, 1998 and June 15, 1999 on the Company's Senior Notes and, pursuant to the terms of the indenture, the Company is in default on this debt. Under certain circumstances, such obligations could become immediately due and payable. As of December 31, 1998 and June 30, 1999, the principal balance due has been classified as a current liability in the accompanying consolidated balance sheets. As discussed in Note 2, the Company has obtained the consent of the Noteholders to convert the Senior Notes and accrued interest to common stock and has commenced a case under Chapter 11 of the US Bankruptcy Code. Conversion of the Senior Notes to common stock is dependent upon the confirmation of the Company's plan of reorganization by the Bankruptcy Court.



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


                                              PHONETEL TECHNOLOGIES, INC.


August 16, 1999                               By: /s/ Peter G. Graf
                                              ----------------------
                                              Peter G. Graf
                                              Chairman of the Board


August 16, 1999                               By: /s/ Richard P. Kebert
                                              -------------------------
                                              Richard P. Kebert
                                              Chief Financial Officer and
                                              Treasurer
                                              (Principal Financial Officer and
                                              Accounting Officer)