Form 10-Q
period 1999-09-30
PHONETEL TECHNOLOGIES INC
filed 1999-11-15
CIK 821511

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______ to__________ .

Commission file number 0-16715

PhoneTel Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1462198 (I.R.S. Employer Identification No.)

North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio	44114-1195
(Address of Principal Executive Offices)	(Zip Code)

(216) 241-2555
(Issuer’s Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X    No __

Applicable only to Corporate Issuers

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 1999, 18,754,133 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

PhoneTel Technologies, Inc. and Subsidiary
Form 10-Q
As of and for the Nine and Three Months Ended September 30, 1999

Part I. Financial Information

Item 1. Financial Statements

Phonetel Technologies, Inc. and Subsidiary

Consolidated Balance Sheets
(In Thousands)

		(Unaudited)
	December 31	September 30
	1998	1999

Assets

Current assets:

Cash	$5,768	$6,327

Accounts receivable, net of allowance for doubtful accounts of $935 and $1,182, respectively	14,021	12,070

Other current assets	1,389	1,572

Total current assets	21,178	19,969

Property and equipment, net	27,837	22,669

Intangible assets, net	101,073	80,177

Other assets	586	562

	$150,674	$123,377

Liabilities and Equity (Deficit)

Current liabilities:

Senior 12% Notes	$125,000	—

Current portion of long-term debt and other liabilities	41,691	$24

Accounts payable	11,254	7,924

Accrued expenses:

Location commissions	2,756	3,057

Personal property and sales tax	3,145	2,602

Interest	8,728	437

Salaries, wages and benefits	335	493

Other	251	143

Total current liabilities	193,160	14,680

Long-term debt and other liabilities	—	46,927

Obligation for Senior 12% Notes, net of deferred financing costs, to be converted to common equity	—	137,900

Commitments and contingencies	—	—

Mandatorily Redeemable Preferred Stock, to be converted to common equity	9,112	10,322

Non-mandatorily Redeemable Preferred Stock, Common Stock and Other Shareholders’ Equity (Deficit)	(51,598)	(86,452)

	$150,674	$123,377

      The accompanying notes are an integral part of these financial statements.

Phonetel Technologies, Inc. and Subsidiary

Consolidated Statements of Operations
 (In Thousands Except for Share and Per Share Amounts)

	(Unaudited)		(Unaudited)
	Nine Months Ended		Three Months Ended
	September 30		September 30

	1998	1999	1998	1999

Revenues:

Coin calls	$40,513	$31,374	$13,578	$10,511

Non-coin telecommunication services	34,777	28,766	12,300	9,934

Other	105	204	66	135

	75,395	60,344	25,944	20,580

Operating Expenses:

Line and transmission charges	22,163	15,757	7,531	4,866

Telecommunication and validation fees	8,816	7,256	2,960	2,603

Location commissions	10,726	9,951	4,167	3,549

Field operations	16,591	15,706	6,057	5,167

Selling, general and administrative	9,610	7,670	3,177	2,565

Depreciation and amortization	19,126	19,366	6,464	6,458

Other unusual charges and contractual settlements	2,386	1,287	1,392	1,214

	89,418	76,993	31,748	26,422

Loss from operations	(14,023)	(16,649)	(5,804)	(5,842)

Other Income (Expense):

Interest expense — related parties	(1,036)	—	—	—

Interest expense — others	(13,009)	(15,057)	(4,906)	(5,132)

Interest income	125	115	51	47

Other	291	41	55	(1)

	(13,629)	(14,901)	(4,800)	(5,086)

Loss before extraordinary item	(27,652)	(31,550)	(10,604)	(10,928)

Extraordinary item:

Loss on early extinguishment of debt	—	(2,094)	—	(2,094)

Net Loss	($27,652)	($33,644)	($10,604)	($13,022)

Earnings Per Share Calculation, Basic and Diluted:

Loss before extraordinary item	($27,652)	($31,550)	($10,604)	($10,928)

Preferred dividend payable in kind	(261)	(13)	(48)	(5)

Accretion of 14% Preferred to its redemption value	(764)	(1,197)	(308)	(416)

Loss before extraordinary item applicable to common shareholders	(28,677)	(32,760)	(10,960)	(11,349)

Extraordinary item — loss on early extinguishment of debt	—	(2,094)	—	(2,094)

Net loss applicable to common shareholders	($28,677)	($34,854)	($10,960)	($13,443)

Loss per common share before extraordinary item	($1.72)	($1.75)	($0.65)	($0.61)

Extraordinary item — loss on early extinguishment of debt	—	(0.11)	—	(0.11)

Net Loss Per Common Share	($1.72)	($1.86)	($0.65)	($0.72)

Weighted average number of shares, basic and diluted	16,624,356	18,754,133	16,736,633	18,754,133

      The accompanying notes are an integral part of these financial statements.

Phonetel Technologies, Inc. and Subsidiary

Statements of Changes in Mandatorily Redeemable Preferred Stock
 (In Thousands Except for Share Amounts)

			(Unaudited)
	Year Ended		Nine Months Ended
	December 31, 1998		September 30, 1999

	Shares	Amount	Shares	Amount

14% Cumulative Convertible Preferred Stock —
Mandatorily Redeemable, to be Converted to Common Equity

Balance at beginning of year	138,147	$7,716	158,527	$9,112

Dividends payable-in-kind	20,380	268	17,234	13

Accretion of carrying value to amount payable at redemption on June 30, 2000	—	1,128	—	1,197

Balance at end of year	158,527	$9,112	175,761	$10,322

      The accompanying notes are an integral part of these financial statements.

Phonetel Technologies, Inc. and Subsidiary

Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
Common Stock and Other Shareholders’ Equity (Deficit)
(In Thousands Except for Share Amounts)

			(Unaudited)
	Year Ended		Nine Months Ended
	December 31, 1998		September 30, 1999

	Shares	Amount	Shares	Amount

Series A Special Convertible Preferred Stock

Balance at beginning of year	—	—	—	—

Exercise of warrants	100,875	$20	—	—

Conversion to common stock	(100,875)	(20)	—	—

Balance at end of period	—	—	—	—

Common Stock

Balance at beginning of year	16,360,829	164	18,754,133	$188

Exercise of warrants and options	375,804	4	—	—

Conversion of Series A Preferred	2,017,500	20	—	—

Balance at end of period	18,754,133	188	18,754,133	188

Additional Paid-in Capital

Balance at beginning of year		62,600		61,233

Exercise of warrants and options		25		—

Exercise of warrants — Series A Preferred		(20)		—

Put under warrants issued for Series A Preferred		(1,452)		—

Other issuances of stock		80		—

Balance at end of period		61,233		61,233

Accumulated Deficit

Balance at beginning of year		(66,806)		(113,019)

Net loss for the period		(44,817)		(33,644)

14% Preferred dividends payable-in-kind and accretion		(1,396)		(1,210)

Balance at end of period		(113,019)		(147,873)

Total Non-Mandatorily Redeemable

Preferred Stock, Common Stock and other Shareholders’ Equity (Deficit)		($51,598)		($86,452)

      The accompanying notes are an integral part of these financial statements.

Phonetel Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows
 (In Thousands)

	(Unaudited)
	Nine Months Ended September 30

	1998	1999

Cash Flows Used in Operating Activities:

Net loss	($27,652)	($33,644)

Adjustments to reconcile net loss to net cash flow from operating activities:

Depreciation and amortization	19,126	19,366

Extraordinary loss on early extinguishment of debt	—	2,094

Write-off of intangible assets — location contracts	—	864

Increase in allowance for doubtful accounts	715	589

Gain on disposal of assets	(292)	(41)

Changes in current assets	(4,760)	1,179

Changes in current liabilities, net of reclassifications to long-term debt	7,050	7,737

	(5,813)	(1,856)

Cash Flows Used in Investing Activities:

Purchases of property and equipment	(3,202)	(1,158)

Acquisitions	(2,466)	—

Deferred charges — commissions and signing bonuses	(737)	(373)

Proceeds from sale of assets	413	62

Change in other assets	(233)	23

	(6,225)	(1,446)

Cash Flows Provided by Financing Activities:

Proceeds from debt issuances	15,092	47,975

Principal payments on borrowings	(617)	(42,717)

Debt financing and restructuring costs	(1,642)	(1,397)

Proceeds from warrant and option exercises	29	—

	12,862	3,861

Increase in cash	824	559

Cash at beginning of period	6,519	5,768

Cash at end of period	$7,343	$6,327

      The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
As of and for the Nine and Three Months Ended September 30, 1999
(In thousands of dollars except for installed public pay telephone, per call, share and per share amounts)

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and all intercompany balances and transactions have been eliminated. Operating results for the nine and three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The consolidated balance sheet information at December 31, 1998 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that Form 10-K report.

      Certain amounts relating to 1998 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders’ equity (deficit) or net loss as previously reported.

2. Debt Restructuring and Chapter 11 Bankruptcy Filing

      In January 1999, the Company announced that it had reached an agreement in principle with an Unofficial Committee of Noteholders (the “Unofficial Committee”) of its $125,000 aggregate principal amount 12% Senior Notes, due 2006 (the “Senior Notes”) providing for the conversion through a prepackaged plan of reorganization (the “Prepackaged Plan”) of the Senior Notes and accrued interest into 95% of a new issue of common stock, $0.01 par value per share (“New Common Stock”) of the reorganized Company (the “Restructuring”).

      The Company solicited acceptances of the Prepackaged Plan from the holders of the Senior Notes and the 14% Cumulative Redeemable Convertible Preferred Stock (the “14% Preferred”) in anticipation of the commencement of a case under chapter 11 of the Bankruptcy Code (the “Case”). Effective June 11, 1999, the Company obtained acceptances of the Prepackaged Plan from holders of 99.9 percent of the Senior Notes and 100 percent of the 14% Preferred shares voting in response to the solicitation. Such acceptances substantially exceeded the levels required to confirm the Prepackaged Plan.

      On July 14, 1999, the Company commenced the Case in the U.S. Bankruptcy Court in the Southern District of New York (the “Court”) and thereafter continued to operate its business as a debtor-in-possession. The Company also obtained an order from the Court which allowed the Company to pay prepetition and postpetition claims of employees, trade and other creditors, other than the Senior Note claims, in the ordinary course of business.

      On October 20, 1999, the Court confirmed the Prepackaged Plan. Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Senior Notes are to be paid in full in the ordinary course, unless otherwise agreed, with the Company retaining its rights and defenses with respect to such claims. Holders of the Senior Notes will receive 9.5 million shares of the New Common Stock in exchange for the Senior Notes. In addition, the Unofficial Committee representing a majority in principal amount of the Senior Notes will appoint four of the five members of the Board of Directors of the Company (the “New Board”). Peter G. Graf, will continue to serve as a Director on the New Board for a period of one year following the consummation of the Prepackaged Plan.

      Holders of the 14% Preferred will receive 325,000 shares of New Common Stock and warrants to purchase up to 722,200 shares of New Common Stock at an exercise price of $10.50 per share which expire three years from the date of grant (“New Warrants”). Holders of existing common stock will receive 175,000 shares of New Common Stock and New Warrants to purchase up to 388,900 shares of New Common Stock. Options and warrants to purchase existing common stock will be extinguished pursuant to the Prepackaged Plan.

      The equity interests issued in connection with the Prepackaged Plan are subject to dilution by certain other equity issuances, including issuances to certain financial advisors of the Company for services rendered in connection with the reorganization, and issuances resulting from the exercise of certain options to purchase up to 5% of New Common Stock to be issued by the New Board pursuant to the terms of a management incentive plan (“Management Incentive Plan”) included as part of the Prepackaged Plan.

      Upon consummation of the Prepackaged Plan, the total amount of New Common Stock outstanding will be 10,205,000 shares. In addition, 1,111,100 shares of New Common Stock are reserved for future issuance upon the exercise of the New Warrants, and an amount equal to 5% of the shares of New Common Stock is reserved for issuance pursuant to the terms of the Management Incentive Plan. Under its Amended and Restated Articles of Incorporation confirmed as part of the Prepackaged Plan, the total authorized capital stock of the Company is 15,000,000 shares of New Common Stock.

      The Company will consummate the Prepackaged Plan in the fourth quarter of 1999 and thereby complete the Restructuring which will result in an extraordinary gain on early extinguishment of debt of approximately $70,000 and a material increase in stockholders’ equity. In addition, cash flow required for debt service will be reduced by $15,000 annually upon conversion of the Senior Notes to New Common Stock. Upon implementation of the Restructuring, management believes, but cannot assure, that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation) or from additional financing will allow the Company to sustain its operations and meet its obligations through the year 2000.

3. Accounts Receivable and Dial-Around Compensation

      A dial-around call occurs when a non-coin call is placed from the Company’s public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company’s dedicated provider of long distance and operator assisted calls). Dial-around calls include 1-800 subscriber calls, as well as 1010xxx calls to access a long distance carrier or operator service provider selected by the caller. The Company receives revenues from such carriers and records those revenues based upon the per-phone or per-call rate (“dial around compensation”) in effect under certain orders issued by the Federal Communications Commission (the “FCC”). Retroactive changes in the dial-around compensation rate resulting from said orders have been accounted for as changes in accounting estimates and have been recorded as adjustments to revenues at the beginning of the most recent period prior to the announcement of such change. At December 31, 1998 and September 30, 1999, accounts receivable included $13,095 and $11,483, respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized.

      For the nine months ended September 30, 1998 and 1999, revenues from non-coin telecommunication services included $14,474 and $11,524, respectively, for dial-around compensation. Revenues for the nine months ended September 30, 1998 have not been restated to reflect the retroactive reduction in dial-around compensation recorded in the fourth quarter of 1998 as discussed below. If revenues from dial-around compensation had been recorded at the revised rate in the first nine months of 1998 ($0.238 per call or $31.18 per month based on an estimated 131 calls per month), revenues from dial-around compensation would have been $12,132 for the nine months ended September 30, 1998.

      Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (the “1996 Payphone Order”), the FCC directed a two-phase transition to achieve fair compensation for dial-around calls through deregulation and competition. In the first phase, November 6, 1996 to October 6, 1997, the FCC prescribed flat-rate compensation payable to payphone providers by interexchange carriers (“IXCs”) in the amount of $45.85 per month per payphone (as compared with a fee of $6.00 per installed payphone per month in periods prior to November 6, 1996). This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based deregulated coin rate of $0.35 per call to a finding from the record that there were a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the payphone provider, as well as 800 subscriber calls. The monthly per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay payphone service providers, on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the payphone provider and the IXC. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone-specific coding digits that would identify each call as originating from a payphone (“Flex Ani”) and required the local exchange carriers (“LECs”) to make such coding available to the payphone providers as a transmit item included in the local access line service.

      In July 1997, the United States Court of Appeals for the District of Columbia Circuit (the “Appeals Court”) responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Appeals Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by a Regional Bell Operating Company (“RBOC”) to a separate affiliate.

      In response to the remand by the Appeals Court, the FCC issued a new order implementing section 276 in October 1997 (the “1997 Payphone Order”). The FCC determined that distinct and severable costs of $0.066 were attributable to a coin call that did not apply to the costs incurred by the payphone providers in providing access for a dial-around call. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate (or $37.20 per payphone per month based on 131 calls per month) should be utilized in determining compensation during the first phase and reiterated that payphone providers were entitled to compensation for each and every call during the first phase, it deferred for later decision the precise method of allocating the initial interim period flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation. In the third quarter of 1997, the Company recorded an adjustment of $2,361 to reduce dial-around compensation recorded in prior quarters for the decrease in rate from $45.85 to $37.20 per payphone per month. Of this adjustment amount, $395 related to the prior year.

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

      On February 4, 1999, the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the “1999 Payphone Order”) wherein it adjusted the default rate from $0.284 to $0.238, retroactive to October 7, 1997. In adjusting the default rate, the FCC shifted its methodology from the market-based method utilized in the 1997 and 1998 Payphone Orders to a cost-based method, citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the cost-based default rate, the FCC incorporated its prior treatment of certain payphone costs as well as reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus 0.2 cents for amounts charged by LECs for providing Flex Ani) will serve as the default per-call compensation rate for coinless payphone calls from March 1999 through January 31, 2002, at which time parties may petition the FCC regarding the default amount, related issues pursuant to technological advances and the expected resultant market changes.

      The 1999 Payphone Order deferred a final ruling on the initial interim period (November 7, 1996 to October 6, 1997) treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the $0.238 per-call rate will be applied to the initial interim period. Upon establishment of said rate, the FCC has further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing between the IXCs and the payphone service providers for the payment period November 7, 1996 through the effective date of the $0.24 rate. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the further decrease in the dial-around compensation rate from $0.284 to $0.238 per call. This adjustment of $6,075 included $2,342 recorded as revenue in the first nine months of 1998 and $3,733 recorded as revenue in prior years.

      The 1999 Payphone Order has been appealed by various parties, including but not limited to, the trade association which represents the interests of various pay telephone providers throughout the United States. The Appeals Court is expected to hear oral arguments on this matter on November 17, 1999. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1999 is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month ($31.44 per month based on $0.24 per call after March 1999). Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month ($31.44 per month after March 1999).

4. Senior 12% Notes

      On December 18, 1996, the Company completed a public debt offering of the Senior Notes, with interest payable semiannually on June 15 and December 15. The indenture to the Senior Notes, as amended, contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness or pay dividends and which require the Company, in the event of a change in control of the Company, to offer to purchase the Senior Notes for 101% of their aggregate outstanding principal value plus accrued and unpaid interest.

      The Company has not paid the semiannual interest payments which were due December 15, 1998 and June 15, 1999 on the Senior Notes and, pursuant to the terms of the indenture, the Company is in default on the Senior Notes. Under certain circumstances, such obligations could become immediately due and payable. Accordingly, as of December 31, 1998, the principal balance due was classified as a current liability in the accompanying consolidated balance sheets. As discussed in Note 2, the Company has commenced a case under chapter 11 of the U.S. Bankruptcy Code and has obtained confirmation of its Prepackaged Plan by the Court. Under the terms of the Prepackaged Plan, the Senior Notes and accrued interest will be converted into 9,500,000 shares of New Common Stock of the reorganized Company. At September 30, 1999, the net obligation relating to the Senior Notes to be converted into New Common Stock upon consummation of the Plan is as follows:

Senior 12% Notes	$125,000

Accrued interest	19,500

Less deferred financing and restructuring costs	(6,600)

$137,900

5. Long-Term Debt and Other Liabilities

      Long-term debt and other liabilities consisted of the following:

	December 31	September 30
	1998	1999

Related Party Debt and Credit Agreement, contractually due May 8, 2001, with interest payable monthly at 2% above the Lenders’ reference rate	$40,014	—

Debtor-in-Possession Loan Agreement, contractually due November 15, 1999 with interest payable monthly at 3% above the base rate (3.75% above the base rate after November 12, 1999)	—	$45,475

Warrant Put Obligation	1,452	1,452

Other notes payable	225	24

	41,691	46,951

Less current maturities	(41,691)	(24)

	$—	$46,927

Related Party Debt and Credit Agreement

      On May 30, 1997, the Company entered into an agreement (the “Credit Agreement”) with various lenders (collectively referred to as the “Lenders”). ING (U.S.) Capital Corporation (“ING”) was Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation were Co-Agents for the Lenders. ING is a significant shareholder of the Company’s common equity. The Credit Agreement provided a $75,000 commitment of which $60,000 was to be utilized for future acquisitions (“Expansion Loan Commitment”), and $15,000 was to be utilized for general working capital requirements (“Revolving Credit Commitment”). Borrowings accrued interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement was originally scheduled to mature on May 20, 2000 and all of the Company’s assets, including the installed public pay telephones, were pledged as collateral.

      The Credit Agreement included covenants which, among other things, required the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limited incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

      On February 24, 1998, the Credit Agreement was amended to increase the Revolving Credit Commitment to $20,000 and to decrease the Expansion Loan Commitment to $55,000 (the “First Amendment”). The amount available for letters of credit under the Revolving Credit Commitment was reduced from $5,000 to $3,000 and certain covenants therein were modified. On the same date, the Company was permitted to borrow an additional $3,000 for working capital purposes under the Revolving Credit Commitment. On March 31, 1998, the Credit Agreement was further amended (the “Second Amendment”) to modify certain financial covenants.

      On May 8, 1998, the Company amended the Credit Agreement (the “Third Amendment”) and Foothill Capital Corporation (“Foothill”), as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment, the Revolving Credit Commitment remained at $20,000 and the Expansion Loan Commitment was reduced to $20,000. Interest was payable monthly in arrears at 2% above the Lender’s reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement was extended to May 8, 2001. The Third Amendment provided for a prepayment penalty and modified certain financial covenants contained in the Credit Agreement. The Company incurred $1,174 in fees and expenses in connection with the Third Amendment, of which $328 was included in other unusual charges and contractual settlements in the Company’s consolidated statements of operations in the second quarter of 1998.

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

      Beginning December 31, 1998, the Company was not in compliance with certain financial covenants and was in default under the Credit Agreement. Accordingly, the Company classified the amounts due under the Credit Agreement as a current liability at December 31, 1998. In addition, beginning April 1, 1999, the Company was required to pay the default rate of interest which was two percent per annum higher than the otherwise applicable rate (11.75% through July 21, 1999).

      In April 1999, the Company requested and received an additional advance of $2,500 which increased the principal balance outstanding under its Revolving Credit Commitment to $22,500. Proceeds of the advance were used for the payment of professional fees and expenses, loan fees and certain accounts payable. The Company also received a commitment from the Lenders to provide $45,900 in debtor-in-possession financing (“D.I.P.” financing) in anticipation of the Case described in Note 2. The Company incurred $250 in fees relating to the additional advance and a $250 fee for the D.I.P. financing commitment.

      On July 21, 1999, the outstanding balance of the Credit Agreement was paid from the proceeds of the D.I.P. financing, the terms of which are described below. The Company incurred an extraordinary loss from early extinguishment of debt of $2,094 due to the write-off of deferred financing costs related to the Credit Agreement.

Debtor-in-Possession Loan Agreement

      On July 14, 1999, the Company entered into a D.I.P. financing agreement (“D.I.P. Agreement”) with Foothill. The D.I.P. Agreement provides a $45,900 revolving credit commitment, which was used to pay the outstanding balance, including accrued interest, due under the Credit Agreement on July 21, 1999. The Company also received advances totaling $2,649 for working capital purposes and at September 30, 1999 had an additional $425 available for the payment of legal and other costs associated with the Case.

      Interest on the D.I.P. Agreement is payable monthly in arrears at 3% above the base rate (as defined therein) through November 12, 1999 and 3.75% above the base rate thereafter. The loan is secured by substantially all of the assets of the Company. The D.I.P. Agreement includes covenants which limits the incurrence of additional debt, capital leases, liens and the disposition of assets. The D.I.P. Agreement matures on the earliest of the date on which the Company emerges from the Case, converts to a case under chapter 7 of the Bankruptcy Code or November 15, 1999. On or about November 15, 1999, the Company expects to refinance the D.I.P. Agreement with its current lenders from the proceeds of the post reorganization loan described below. Accordingly, the D.I.P. Agreement has been classified as long-term in the accompanying consolidated balance sheet.

Post Reorganization Loan Agreement

      The Company has obtained a commitment from Foothill and expects to execute an agreement for post reorganization financing (“Exit Agreement”) on or about November 15, 1999. The Exit Agreement provides for a $46,000 revolving credit commitment (the “Maximum Amount”), excluding interest and fees capitalized as part of the principal balance. The Exit Agreement is secured by substantially all of the assets of the Company and matures two years after execution of the Exit Agreement.

      The Exit Agreement provides for various fees aggregating $9,440 over the term of the loan, including a $1,150 deferred line fee, which is payable one year from the date of closing, and a $10 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Agreement are subject to certain reductions for early prepayment, providing the Company is not in default on the Exit Agreement.

      The Exit Agreement provides for interest on the outstanding principal balance at 3% above the base rate (as defined in the Exit Agreement), with interest on the Maximum Amount payable monthly in arrears. The Exit Loan includes covenants, which among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio, interest coverage and minimum levels of earnings, payphones and operating cash (all as defined in the Exit Agreement). Other covenants limit the incurrence of long-term debt, the level of capital expenditures, the payment of dividends, and the disposal of a substantial portion of the Company’s assets.

Warrant Put Obligation

      In 1996, the Company issued warrants to purchase shares of Series A Special Convertible Preferred Stock (the “Series A Warrants”) to two former lenders, at an exercise price of $0.20 per share. Each share of Series A Special Convertible Preferred Stock was convertible into 20 shares of common stock. On October 13, 1998, the Company received notice from a former lender which purported to exercise its put right as defined in the agreement for the Series A Warrants (the “Warrant Agreement”), with respect to 89,912 Series A Warrants and 124,300 common shares. The Warrant Agreement specifies that the Company is to redeem Series A Warrants that are convertible into shares of common stock (or shares of common stock obtained from such conversion) at a value determined by a formula, subject to certain limitations, set forth therein. In 1998, the Company recorded an accrued liability and a charge to additional paid-in capital of $1,452 relating to this purported put exercise. The Company was not permitted to make payment pursuant to this purported exercise of a put right under the indenture for the Senior Notes and state law applicable to equity distributions.

      On October 18, 1999, in connection with the Prepackaged Plan, the Company reached an agreement with the former lender to settle the claim for $1,000, subject to certain reductions for early payment, which is payable together with deferred interest at 5% per annum in five years. In addition, the former lender agreed to forfeit its shares of New Common Stock and New Warrants which would have been issued to it under the Prepackaged Plan. The adjustment to reduce the amount of the warrant put obligation to $1,000 and to credit additional paid-in capital will be recorded by the Company in the fourth quarter of 1999. At September 30, 1999, the warrant put obligation has been reclassified from current to long-term liabilities based on the above payment terms.

5. Mandatorily Redeemable Preferred Stock

      Mandatorily redeemable preferred stock consisted of the following:

	December 31	September 30
	1998	1999

14% Cumulative Redeemable Convertible Preferred Stock; $60 stated value - 200,000 shares authorized; 107,918 shares issued and outstanding, cumulative dividends issuable of 50,609 shares at December 31, 1998

(valued at $1,118) and 67,843 shares at September 30, 1999 (valued at $1,131); mandatory redemption amount of $10,546 due June 30, 2000	$9,112	$10,322

      The Company records dividends, declared and undeclared, at their fair market value and recognizes the difference between the carrying value of the 14% Preferred and the mandatory redemption amount, through monthly accretions, using the interest method. For the nine months ended September 30, 1999, the carrying value of the 14% Preferred was increased by $1,197 through accretions. Each share of 14% Preferred was entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred was convertible into 10 shares of common stock.

      Upon consummation of the Prepackaged Plan, holders of the 14% Preferred will receive 325,0000 shares of New Common Stock and New Warrants to purchase up to 722,200 shares of New Common Stock in exchange for their preferred shares. The New Warrants will have an exercise price of $10.50 per share and expire three years from the date of grant.

6. Non-mandatorily Redeemable Preferred Stock, Common Stock and Other Shareholders’ Equity (Deficit)

      Non-mandatorily redeemable preferred stock, common stock, and other shareholders’ equity (deficit) consisted of the following:

	December 31	September 30
	1998	1999

Series A Special Convertible Preferred Stock ($0.20 par value, $0.20 stated value - 250,000 shares authorized; no shares outstanding)	—	—

Common Stock ($0.01 par value - 50,000,000 shares authorized; 18,754,133 shares issued and outstanding at December 31, 1998 and September 30, 1999)	$188	$188

Additional paid-in capital	61,233	61,233

Accumulated deficit	(113,019)	(147,873)

	($51,598)	($86,452)

      In January 1999, the Company granted options to purchase 35,000 shares of common stock pursuant to an employment arrangement with a former officer at an exercise price of $0.8125 per share. No compensation expense was recognized as a result of this transaction.

      In January 1998, warrants for 190,678 shares of common stock, including warrants to purchase 179,996 shares of common stock with an exercise price of $0.01 per share (“Nominal Value Warrants”) were exercised by their holders. The Company received proceeds of $27 as a result of the exercise of these warrants. In April 1998, the Company granted warrants to purchase 100,000 shares of common stock to its four non-employee Directors with an aggregate value of $80 and an exercise price of $1.875 per share, as compensation for services during the 1997-98 service year. During the second quarter of 1998, Nominal Value Warrants for 185,126 shares of common stock were exercised by their holders, including Nominal Value Warrants for 89,998 shares of common stock held by a Director of the Company. The Company received proceeds of $2 as a result of the exercise of these Nominal Value Warrants.

      On November 13, 1998, a former lender exercised Series A Warrants and immediately converted its Series A Special Convertible Preferred Stock to common stock. This exercise resulted in the issuance of 2,017,500 shares of common stock, net of common stock not issued in lieu of cash payment.

      Upon consummation of the Prepackaged Plan, the following number of shares of New Common Stock will be issued and outstanding: 9,500,000 shares in exchange for the Senior Notes, 325,000 shares to the holders of the 14% Preferred, 175,000 shares to the holders of existing common stock and 205,000 shares as financial advisory fees for a total amount of New Common Stock outstanding of 10,205,000. Thereafter, certain shares of New Common Stock (and New Warrants) will be canceled in connection with an agreement with a former lender to settle a claim, as set forth in Note 4. In addition, 1,111,100 shares of New Common Stock are reserved for future issuance upon the exercise of the New Warrants, and an amount equal to 5% of the shares of New Common Stock is reserved for issuance pursuant to the Management Incentive Plan. Under its Amended and Restated Articles of Incorporation confirmed as part of the Prepackaged Plan, the total authorized capital stock of the Company is 15,000,000 shares of New Common Stock.

7. Termination of Merger with Davel Communications Group, Inc.

      On June 11, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Davel Merger Agreement”) with Davel Communications Group, Inc., a publicly held, independent pay telephone provider (“Davel”). On July 5, 1998, Peoples Telephone Company, Inc., a then publicly held, independent pay telephone provider (“Peoples”), also entered into a merger agreement (the “Peoples Merger Agreement”) with Davel.

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

      The Company is seeking specific performance from Davel, which would require Davel to comply with the terms of the Davel Merger Agreement or, alternatively, for compensatory damages and costs of an unspecified amount. During the pendency of the Case, the litigation surrounding the Davel Merger Agreement was automatically stayed, pursuant to the rules and regulations of the Court. The Company is also seeking injunctive relief enjoining Peoples from further tortuous interference with contract and for compensatory damages and costs of an unspecified amount. Management believes the claims against the Company are without merit and is vigorously pursuing its claims against Davel and Peoples.

8. Contingencies

      The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management’s opinion, all such outstanding matters of which the Company has knowledge, have been reflected in the financial statements or will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. Condensed Consolidating Financial Statement Data

      The Company’s wholly-owned subsidiary, Cherokee Communications, Inc. (“Cherokee”) which was acquired January 1, 1997, is a guarantor of the Senior Notes. The following are the condensed consolidating financial statements of PhoneTel and Cherokee as of September 30, 1999, and for the nine months ended September 30, 1999.

Condensed Consolidating Financial Statements

Balance Sheet, at September 30, 1999

	PhoneTel	Cherokee(a)	Eliminations	Consolidated

Current assets	$14,897	$5,072	—	$19,969

Property and equipment, net	19,671	2,998	—	22,669

Intangible assets, net	42,755	37,422	—	80,177

Other non-current assets	65,791	—	($65,229)	562

Total	$143,114	$45,492	($65,229)	$123,377

Current liabilities	$10,878	$3,802	—	$14,680

Intercompany debt	—	65,229	($65,229)	—

Long-term debt	169,332	15,495	—	184,827

14% Preferred stock	10,322	—	—	10,322

Other equity (deficit)	(47,418)	(39,034)	—	(86,452)

Total	$143,114	$45,492	($65,229)	$123,377

Statement of Operations, for the Nine Months Ended September 30, 1999

Total revenues	$43,752	$16,592	—	$60,344

Operating expenses	59,021	17,972	—	76,993

Loss from operations	(15,269)	(1,380)	—	(16,649)

Other income (expense), net	(9,046)	(5,855)	—	(14,901)

Loss before extraordinary item	(24,315)	(7,235)	—	(31,550)

Extraordinary item	(1,552)	(542)	—	(2,094)

Net loss	($25,867)	($7,777)	—	($33,644)

(a) The Cherokee separate financial statement data reflect the push down of the Company’s debt, related interest expense and allocable debt issue costs associated with the Company’s acquisition of Cherokee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars except for public pay telephones, per call, share and per share amounts)

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Statements, other than historical facts, contained in this Form 10-Q are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company’s operations in fiscal 1999 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; and (iii) changes in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

Results of Operations

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Revenues

      Total revenues decreased by $15,051 or 20.0%, from $75,395 for the first nine months of 1998 to $60,344 for the first nine months of 1999. This decrease is primarily due to a decline in call volume, offset in part by an increase in the coin long distance call rates, the decrease in the average number of installed pay telephones and the decrease in the dial-around compensation rate as discussed below. The average number of installed pay telephones decreased from 43,223 for the nine months ended September 30, 1998 to 41,091 for the nine months ended September 30, 1999, a decrease of 2,132 or 4.9%, principally due to the timing of expiring location contracts and the competition for payphone locations in the marketplace, and to a lesser degree, the removal of less performing pay telephones.

      Revenues from coin calls decreased by $9,139 or 22.6%, from $40,513 for the nine months ended September 30, 1998 to $31,374 for the nine months ended September 30, 1999. The decrease is due in part to the decrease in the number and duration of coin long distance calls resulting from rate increases implemented at the end of November 1998, including the elimination of the Company’s program which offered customers a four minute long distance call anywhere in the continental United States for $1.00. Based on the results of that change, the Company reinstated its old rates in the first quarter of 1999, including the four minutes for a $1.00 program. In addition, coin revenue has been adversely affected by the decrease in long distance and local call volumes caused by the growth in wireless communication services, which serves as a competitive alternative to payphone usage. Coin revenue has also declined due to the decrease in the average number of installed pay telephones compared to the first nine months of 1998.

      Revenues from non-coin telecommunication services decreased by $6,011 or 17.3% from $34,777 for the nine months ended September 30, 1998 to $28,766 for the nine months ended September 30, 1999. Of this decrease, long distance revenues from operator service providers decreased by $3,061 principally due to continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Communications Corporation. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications and the decrease in the average number of installed pay telephones compared to 1998. In addition, revenues from dial-around compensation decreased by $2,950, from $14,474 in the first nine months of 1998 to $11,524 in the first nine months of 1999, due to the decrease in the average number of installed pay telephones and certain regulatory changes which, among other things, retroactively reduced the rate of compensation for dial-around calls from $0.284 to $0.238 per call. Revenues for the nine months ended September 30, 1998 have not been restated to reflect the retroactive reduction in dial-around compensation recorded in the fourth quarter of 1998 as discussed below. If revenues from dial-around compensation had been recorded at the revised rate in the first nine months of 1998 ($0.238 per call or $31.18 per month based on an estimated 131 calls per month), revenues from dial-around compensation would have been $12,132 for the nine months ended September 30, 1998.

      Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (the “1996 Payphone Order”), the FCC directed a two-phase transition to achieve fair compensation for dial-around calls through deregulation and competition. In the first phase, November 6, 1996 to October 6, 1997, the FCC prescribed flat-rate compensation payable to payphone providers by interexchange carriers in the amount of $45.85 per month per payphone (as compared with a fee of $6.00 per installed payphone per month in periods prior to November 6, 1996). This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there were a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the payphone provider, as well as 800 subscriber calls. The monthly per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay payphone service providers, on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the payphone provider and the IXC. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone-specific coding digits that would identify each call as originating from a payphone and required the local exchange carriers to make such coding available to the payphone providers as a transmit item included in the local access line service.

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

      In response to the remand by the Appeals Court, the FCC issued a new order implementing section 276 in October 1997 (the “1997 Payphone Order”). The FCC determined that distinct and severable costs of $0.066 were attributable to a coin call that did not apply to the costs incurred by the payphone providers in providing access for a dial-around call. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate (or $37.20 per payphone per month based on 131 calls per month) should be utilized in determining compensation during the first phase and reiterated that payphone providers were entitled to compensation for each and every call during the first phase, it deferred for later decision the precise method of allocating the initial interim period flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation. In the third quarter of 1997, the Company recorded an adjustment of $2,361 to reduce dial-around compensation recorded in prior quarters for the decrease in rate from $45.85 to $37.20 per payphone per month. Of this adjustment amount, $395 related to the prior year.

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

      On February 4, 1999, the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the “1999 Payphone Order”) wherein it adjusted the default rate from $0.284 to $0.238, retroactive to October 7, 1997. In adjusting the default rate, the FCC shifted its methodology from the market-based method utilized in the 1997 and 1998 Payphone Orders to a cost-based method, citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the cost-based default rate, the FCC incorporated its prior treatment of certain payphone costs as well as reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus 0.2 cents for amounts charged by LECs for providing Flex Ani) will serve as the default per-call compensation rate for coinless payphone calls from March 1999 through January 31, 2002, at which time parties may petition the FCC regarding the default amount, related issues pursuant to technological advances and the expected resultant market changes.

      The 1999 Payphone Order deferred a final ruling on the initial interim period (November 7, 1996 to October 6, 1997) treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the $0.238 per-call rate will be applied to the initial interim period. Upon establishment of said rate, the FCC has further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing between the IXCs and the payphone service providers for the payment period November 7, 1996 through the effective date of the $0.24 rate. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the further decrease in the dial-around compensation rate from $0.284 to $0.238 per call. This adjustment of $6,075 included $2,342 recorded as revenue in the first nine months of 1998 and $3,733 recorded as revenue in prior years.

      The 1999 Payphone Order has been appealed by various parties, including but not limited to, the trade association which represents the interests of various pay telephone providers throughout the United States. The Appeals Court is expected to hear oral arguments on this matter on November 17, 1999. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 through March 31, 1999 is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month ($31.44 per month based on $0.24 per call after March 1999). Further, the Company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month ($31.44 per month after March 1999).

Operating Expenses.

      Total operating expenses decreased $12,425, or 13.9%, from $89,418 for the nine months ended September 30, 1998 to $76,993 for the nine months ended September 30, 1999. The decrease was due to a reduction in substantially all expense categories other than depreciation and amortization, due in part to the decrease in the average number of installed pay telephones and personnel in 1999 compared to the first nine months of 1998, and the reduction in expenses that vary with payphone revenues and call volumes.

      Line and transmission charges decreased $6,406, or 28.9%, from $22,163 for the nine months ended September 30, 1998 to $15,757 for the nine months ended September 30, 1999. Line and transmission charges represented 29.4% of total revenues for the nine months ended September 30, 1998 and 26.1% of total revenues for the nine months ended September 30, 1999, a decrease of 3.3%. The dollar decrease was due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration and lower line charges resulting from the use of competitive local exchange carriers (“CLECs”). In 1999, the Company also recovered approximately $500 of current and prior year line charges resulting from cost-based rate reductions ordered by state regulators and $524 of promotional allowances. The decrease as a percentage of revenues is primarily due to the lower line charges from CLECs and amounts recovered as a result of cost-based rate cases and promotional allowances.

      Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) decreased $1,560, or 17.7%, from $8,816 for the nine months ended September 30, 1998 to $7,256 for the nine months ended September 30, 1999. As a percentage of total revenue, telecommunication and validation fees increased slightly from 11.7% of total revenues for the nine months ended September 30, 1998 to 12.0% for the nine months ended September 30, 1999. The dollar decrease was primarily the result of the decrease in operator service revenues compared to the first nine months of 1998.

      Location commissions decreased $775, or 7.2%, from $10,726 for the nine months ended September 30, 1998 to $9,951 for the nine months ended September 30, 1999. Location commissions represented 14.2% of total revenues for the nine months ended September 30, 1998 and 16.5% of total revenues for the nine months ended September 30, 1999, an increase of 2.3%. The dollar decrease is due to the reduction in revenues in the first nine months of 1999 compared to 1998 offset by increases in commission rates necessary to meet competition for new location providers as well as the renewal of location contracts with existing location providers. The increase as a percentage of total revenues is principally due to the increase in commission rates.

      Field operations (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones), decreased $885, or 5.3% from $16,591 for the nine months ended September 30, 1998 to $15,706 for the nine months ended September 30, 1999. Field operations represented 22.0% of total revenues for the nine months ended September 30, 1998 and 26.0% of total revenues for the nine months ended September 30, 1999, an increase of 4.0%. The dollar decrease was due in part to lower sales taxes resulting from lower coin revenue in 1999 and state sales tax assessments in 1998 and lower costs of repair parts due to the decrease in the average number of payphones. The increase as a percentage of total revenues was a result of the lower revenues during the first nine months of 1999.

      Selling, general and administrative (“SG&A”) expenses decreased $1,940, or 20.2%, from $9,610 for the nine months ended September 30, 1998 to $7,670 for the nine months ended September 30, 1999. SG&A expenses represented 12.8% of total revenues for the nine months ended September 30, 1998 and 12.7% of total revenues for the nine months ended September 30, 1999, a decrease of 0.1%. The dollar and percentage decreases were primarily due to the reduction in personnel and related costs, a decrease in telephone expense, and decreases in other expenses due to cost reduction efforts during the fourth quarter of 1998 and in 1999.

      Depreciation and amortization increased $240, or 1.3%, from $19,126 for the nine months ended September 30, 1998 to $19,366 for the nine months ended September 30, 1999. Depreciation and amortization represented 25.4% of total revenues for the nine months ended September 30, 1998 and 32.1% of total revenues for the nine months ended September 30, 1999, an increase of 6.7%. The dollar and percentage increases were primarily due to the increase in depreciation resulting from additions to the Company’s public pay telephone base and the reduction in total revenues.

      Other unusual charges and contractual settlements decreased $1,099 or 46.1% from $2,386 for the nine months ended September 30, 1998 to $1,287 for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, other unusual charges and contractual settlements consisted of: (i) costs associated with the removal of approximately 2,000 unprofitable payphones including the write-off of related location contracts and office closing costs for two district field offices, $927; (ii) legal and professional fees relating to the Company’s chapter 11 case, $235; and (iii) other litigation and contractual matters, $125. For the nine months ended September 30, 1998, other unusual charges and contractual settlements consisted of: (i) costs incurred in connection with the Davel Merger Agreement which has been terminated, $1,141; (ii) certain fees relating to amendments to the Company’s Credit Agreement, $314; (iii) costs to settle an operator service agreement, $545; and (iv) legal and professional fees relating to other litigation and contractual matters, $386.

Other Income (Expense)

      Other income (expense) is comprised principally of interest expense incurred on debt and interest and other income. Total interest expense increased $1,012, or 7.2%, from $14,045 for the nine months ended September 30, 1998 to $15,057 for the nine months ended September 30, 1999. Interest expense represented 18.6% of total revenues for the nine months ended September 30, 1998 and 25.0% of total revenues for the nine months ended September 30, 1999, an increase of 6.4%. The dollar and percentage increases were a result of the additional borrowings under the Company’s Credit Agreement and D.I.P. Loan Agreement during 1998 and 1999, primarily for working capital purposes and additions to the Company’s pay telephone base. In 1999, the Company was also required to pay a higher rate of interest on the Company’s Credit Agreement and D.I.P. Loan Agreement. The percentage increase was also due to the decrease in total revenues. Other income decreased $250 primarily due to the gain on the sale of the Company’s Jacksonville, Texas land and building and certain other assets during 1998.

Extraordinary Item

      The Company had an extraordinary loss of $2,094 in the third quarter of 1999 relating to the refinancing of the Company’s Credit Agreement. The loss from early extinguishment of debt was due to the write-off of the unamortized balance of deferred financing costs incurred in connection with the Credit Agreement.

EBITDA

      EBITDA (income before interest income, interest expense, taxes, depreciation and amortization, other unusual charges and contractual settlements and extraordinary item) decreased $3,485, or 46.5%, from $7,489 for the nine months ended September 30, 1998 to $4,004 for the nine months ended September 30, 1999. EBITDA represented 9.9% of total revenues for the nine months ended September 30, 1998 and 6.6% of total revenues for the nine months ended September 30, 1999, a decrease of 3.3%. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation) offset in part by decreases in operating expenses. As previously discussed, results for the first nine months of 1998 have not been restated to reflect the retroactive reduction in dial-around compensation recorded in the fourth quarter of 1998. If revenues from dial-around compensation had been recorded at the revised rate in the first nine months of 1998, EBITDA would have been $5,147 for the nine months ended September 30, 1998.

      EBITDA is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity. See “Liquidity and Capital Resources” for a discussion of cash flows from operating, investing and financing activities.

Liquidity and Capital Resources

Cash Flows from Operating Activities

      The Company had working capital of $5,289 at September 30, 1999 compared to a working capital deficiency, excluding long-term debt classified as current liabilities, of $5,291 at December 31, 1998, an increase of $10,580. Net cash used in operating activities during the nine months ended September 30, 1998 and 1999 were $5,813 and $1,856, respectively. Net cash used in operating activities resulted mainly from the net loss for the nine months ended September 30, 1999, offset by non-cash charges for depreciation and amortization and the change in current liabilities resulting from reclassification of accrued interest relating to the Company’s Senior Notes to long-term.

Cash Flows from Investing Activities

      Cash used in investing activities during the nine months ended September 30, 1998 and 1999 were $6,225 and $1,446, respectively. In the first nine months of 1998 and 1999, cash used in investing activities consisted mainly of purchases of telephones and other property and equipment, including the cost incurred in 1998 for the equipment and upgrades relating to installed pay telephones acquired from TDS Telecommunication Corporation on May 18, 1998.

Cash Flows from Financing Activities

      Cash flows provided by financing activities during the nine months ended September 30, 1998 and 1999 were $12,862 and $3,861, respectively, which in 1998 consisted primarily of borrowings under the Company’s Credit Agreement for capital expenditure and working capital purposes offset by principal payments on borrowings and debt financing costs. Cash flows used in financing activities during the nine months ended June 30, 1999 consisted primarily of additional borrowings under the Company’s Credit Agreement and D.I.P. Loan Agreement offset by debt financing costs and expenditures for professional fees for the restructuring of the Company’s Senior Notes.

Debt Restructuring and Chapter 11 Bankruptcy Filing

      In January 1999, the Company announced that it had reached an agreement in principle with the Unofficial Committee providing for the conversion through the Prepackaged Plan of the Senior Notes and accrued interest into 95% of the New Common Stock of the reorganized Company.

      The Company solicited acceptances of the Prepackaged Plan from the holders of the Senior Notes and the 14% Preferred in anticipation of the commencement of a case under chapter 11 of the Bankruptcy Code. Effective June 11, 1999, the Company obtained acceptances of the Prepackaged Plan from holders of 99.9 percent of the Senior Notes and 100 percent of the 14% Preferred shares voting in response to the solicitation. Such acceptances substantially exceeded the levels required to confirm the Prepackaged Plan.

      On July 14, 1999, the Company commenced the Case in the U.S. Bankruptcy Court in the Southern District of New York and thereafter continued to operate its business as a debtor-in-possession. The Company also obtained an order from the Court which allowed the Company to pay prepetition and postpetition claims of employees, trade and other creditors, other than the Senior Note claims, in the ordinary course of business.

      On October 20, 1999, the Court confirmed the Prepackaged Plan. Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Senior Notes are to be paid in full in the ordinary course, unless otherwise agreed, with the Company retaining its rights and defenses with respect to such claims. Holders of the Senior Notes will receive 9.5 million shares of New Common Stock of the reorganized company in exchange for the Senior Notes. In addition, the Unofficial Committee representing a majority in principal amount of the Senior Notes will appoint four of the five members of the Board of Directors of the Company. Peter G. Graf, will continue to serve as a Director on the New Board for a period of one year following the consummation of the Prepackaged Plan.

      Holders of the 14% Preferred will receive 325,000 shares of New Common Stock and New Warrants to purchase up to 722,200 shares of New Common Stock at an exercise price of $10.50 per share which expire three years from the date of grant. Holders of existing common stock will receive 175,000 shares of New Common Stock and New Warrants to purchase up to 388,900 shares of New Common Stock. Options and warrants to purchase existing common stock will be extinguished pursuant to the Prepackaged Plan.

      The equity interests issued in connection with the Prepackaged Plan are subject to dilution by certain other equity issuances, including issuances to certain financial advisors of the Company for services rendered in connection with the reorganization, and issuances resulting from the exercise of certain options to purchase up to 5% of New Common Stock to be issued by the New Board pursuant to the terms of the Management Incentive Plan included as part of the Prepackaged Plan.

      Upon consummation of the Prepackaged Plan, the total amount of New Common Stock outstanding will be 10,205,000 shares. In addition, 1,111,100 shares of New Common Stock are reserved for future issuance upon the exercise of the New Warrants, and an amount equal to 5% of the shares of New Common Stock is reserved for issuance pursuant to the terms of the Management Incentive Plan. Under its Amended and Restated Articles of Incorporation confirmed as part of the Prepackaged Plan, the total authorized capital stock of the Company is 15,000,000 shares of New Common Stock.

      The Company will consummate the Prepackaged Plan in the fourth quarter of 1999 and thereby complete the Restructuring which will result in an extraordinary gain on early extinguishment of debt of approximately $70,000 and a material increase in stockholders’ equity. In addition, cash flow required for debt service will be reduced by $15,000 annually upon conversion of the Senior Notes to New Common Stock. Upon implementation of the Restructuring, management believes, but cannot assure, that cash flow from operations (including substantial collections of accounts receivable from dial-around compensation) or from additional financing will allow the Company to sustain its operations and meet its obligations through the year 2000.

Credit Facility

      Beginning December 31, 1998, the Company was not in compliance with certain financial covenants and was in default under the Credit Agreement. Accordingly, the Company classified the amounts due under the Credit Agreement as a current liability at December 31, 1998. In addition, beginning April 1, 1999, the Company was required to pay the default rate of interest which is two percent per annum higher than the otherwise applicable rate (11.75% through July 21, 1999).

      In April 1999, the Company requested and received an additional advance of $2,500 which increased the principal balance outstanding under its Credit Agreement to $42,500. Proceeds of the advance were used for the payment of professional fees and expenses, loan fees and certain accounts payable. The Company also received a commitment from the Lenders to provide $45,900 in D.I.P. financing in anticipation of the Case described above. The Company incurred $250 in fees relating to the additional advance and a $250 fee for the D.I.P. financing commitment.

      On July 21, 1999, the outstanding balance of the Credit Agreement was paid from the proceeds of the D.I.P. financing, the terms of which are described below. The Company incurred an extraordinary loss from early extinguishment of debt of $2,094 due to the write-off of deferred financing costs related to the Credit Agreement.

Debtor-in-Possession Loan Agreement

      On July 14, 1999, the Company entered into the D.I.P. Agreement with Foothill. The D.I.P. Agreement provides a $45,900 revolving credit commitment, which was used to pay the outstanding balance, including accrued interest, due under the Credit Agreement on July 21, 1999. The Company also received advances totaling $2,649 for working capital purposes and at September 30, 1999 had an additional $425 available for the payment of legal and other costs associated with the Case.

      Interest on the D.I.P. Agreement is payable monthly in arrears at 3% above the base rate (as defined therein) through November 12, 1999 and 3.75% above the base rate thereafter. The loan is secured by substantially all of the assets of the Company. The D.I.P. Agreement includes covenants which limits the incurrence of additional debt, capital leases, liens and the disposition of assets. The D.I.P. Agreement matures on the earliest of the date on which the Company emerges from its Case, converts to a case under chapter 7 of the Bankruptcy Code or November 15, 1999. On or about November 15, 1999, the Company expects to refinance the D.I.P. Agreement with its current lenders from the proceeds of the post reorganization loan described below. Accordingly, the D.I.P. Agreement has been classified as long-term in the accompanying consolidated balance sheets.

Post Reorganization Loan Agreement

      The Company has obtained a commitment from Foothill and expects to execute an agreement for post reorganization financing on or about November 15, 1999. The Exit Agreement provides for a $46,000 revolving credit commitment (the “Maximum Amount”), excluding interest and fees capitalized as part of the principal balance. The Exit Agreement is secured by substantially all of the assets of the Company and matures two years after execution of the Exit Agreement.

      The Exit Agreement provides for various fees aggregating $9,440 over the term of the loan, including a $1,150 deferred line fee, which is payable one year from the date of closing, and a $10 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Agreement are subject to certain reductions for early prepayment, providing the Company is not in default on the Exit Agreement.

      The Exit Agreement provides for interest on the outstanding principal balance at 3% above the base rate (as defined in the Exit Agreement), with interest on the Maximum Amount payable monthly in arrears. The Exit Agreement includes covenants, which among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio, interest coverage and minimum levels of earnings, payphones and operating cash (all as defined in the Exit Agreement). Other covenants limit the incurrence of long-term debt, the level of capital expenditures, the payment of dividends, and the disposal of a substantial portion of the Company’s assets.

Capital Expenditures

      For the nine months ended September 30, 1999, the Company had capital expenditures of $1,158, which were financed by cash flows from operating activities and proceeds from the Company’s debt agreements. Capital expenditures are principally for replacement and expansion of the Company’s installed public pay telephone base and include purchases of telephones, related equipment, operating equipment and computer hardware.

Seasonality

      The seasonality of the Company’s historical operating results has been affected by shifts in the geographic concentrations of its public pay telephones resulting from acquisitions and other changes to the Company’s customer mix. Historically, first quarter revenues and related expenses have been lower than other quarters due to weather conditions that affect pay telephone usage.

Impact of the Year 2000 Issue

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company’s computer hardware or software that is used to process date-sensitive data may recognize a date using “00” as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send commissions, or engage in similar normal business activities.

      The Company has completed a detailed assessment of the Year 2000 Issue and has developed a plan for compliance. In the fourth quarter of 1998, the Company began to implement its plan relating to its accounting, business operations and corporate telephone systems. Complete implementation of the Company’s plan is dependent upon obtaining and installing the remaining equipment to operate updated versions of proprietary software from a pay telephone manufacturer. The Company has not incurred any significant costs to date and the cost to achieve full compliance is currently estimated to be less than $100.

      Management believes the Company will be able to complete its plan and achieve full Year 2000 compliance before the end of 1999. Management does not believe the Year 2000 issue will have a material effect on future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
            (In thousands of dollars)

      In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company’s outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. As of September 30, 1999, the Company’s long-term obligations primarily consist of the Senior Notes and its $45,900 borrowings under the Company’s D.I.P. Agreement. The D.I.P. Agreement is expected to be refinanced with the proceeds of the Company’s $46,000 Exit Agreement on or about November 15, 1999. As discussed in Note 2 to the Company’s consolidated financial statements, the Court has confirmed the Prepackaged Plan and the Senior Notes are converted to New Common Stock as part of its plan of reorganization.

      The Company’s earnings and cash flows are subject to market risk resulting from changes in the interest rates with respect to its borrowings under the Company’s D.I.P. Agreement and Exit Agreement. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because management does not consider the potential impact of changes in interest rates to be material.

      The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of the Company’s cash flows are derived from its operations within the United States and the Company is not subject to market risk associated with changes in foreign exchange rates.

Part II. Other Information

Item 3.    Defaults Upon Senior Securities
                (In thousands of dollars)

(a)	The Company has not paid the semiannual interest payments in the amount of $7,500 each which were due December 15, 1998 and June 15, 1999 on the Company’s Senior Notes and, pursuant to the terms of the indenture, the Company is in default on the Senior Notes. As discussed in Note 2, the Company’s Prepackaged Plan has been confirmed by the Bankruptcy Court and the Senior Notes and accrued interest are converted under the Prepackaged Plan into New Common Stock.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Loan and Security Agreement by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. as Borrower and the Financial Institutions that are Signatories Hereto and Foothill Capital Corporation as Agent dated July 14, 1999.

(27)	Financial Data Schedule

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K dated November 4, 1999, reporting under Item 3, Bankruptcy or Receivership, the confirmation of the Company’s plan of reorganization by the U.S. Bankruptcy Court for the Southern District of New York on October 20, 1999.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONETEL TECHNOLOGIES, INC.

November 15, 1999	By: /s/ John D. Chichester President and Chief Executive Officer

November 15, 1999	By: /s/ Richard P. Kebert Richard P. Kebert Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)