Form 10-K405
period 1999-12-31
PHONETEL TECHNOLOGIES INC
filed 2000-03-30
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                          -----------------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was $7,155,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes X No
               ---   ---

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 24, 2000 was 10,188,630.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for use at the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

     GENERAL

     PhoneTel Technologies, Inc. (the "Company" or "PhoneTel") was incorporated under the laws of the State of Ohio on December 24, 1984. The Company operates in the telecommunications industry, which encompasses the installation and operation, in and on property owned by others, of public payphones on a revenue sharing basis and the resale of operator assisted and long distance services. The Company considers this to be a single reportable business segment. The Company's principal executive offices are located at North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio 44114-1195 and its telephone number is (216) 241-2555.

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

     The Company has increased its revenue base from 2,350 installed public payphones at December 31, 1993 to 36,964 at March 3, 2000. This growth from 1993 was principally achieved through acquisitions and to a lesser extent through new payphone installations resulting from the Company's internal sales and marketing efforts.

     During the past several years, the Company's objective had been to expand its payphone base through acquisitions, as well as through internal growth, thereby achieving economies of scale while implementing cost savings. The Company's management believes that there is a significant opportunity to consolidate the highly fragmented independent segment of the public payphone industry. Selective acquisitions have enabled PhoneTel to expand its geographic presence and further its strategy of clustering its public payphones more rapidly than would have been possible with new installations. More recently the Company's strategy has been to improve the Company's operating results through improved assets management, enhanced revenue sources and cost controls.

     The Company has sought to install new public payphones and has focused its internal sales and marketing efforts to obtain additional contracts to own and operate public payphones with new and existing national, regional and local accounts. In evaluating locations for the installation of public payphones, the Company conducts a site survey to examine various factors, including population density, traffic patterns, historical usage information and other geographic factors. The installation of public payphones in new locations is generally less expensive than acquiring public payphones. As part of its strategy to continue to reduce operating costs, the Company outsources its long distance and operator services to a number of subcontractors that are operator service providers ("OSPs"), and has recently selected One Call Communications, Inc., d/b/a Opticom ("Opticom") as its principal OSP.

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

     Events Leading up to the Company's Chapter 11 Bankruptcy Reorganization
     -----------------------------------------------------------------------

     The Company financed its growth from 1996 to 1998, which resulted principally from acquisitions, by completing concurrent publicly underwritten offerings of Common Stock (the "Company Equity Offering") and $125,000,000 aggregate principal amount 12% Senior Notes due 2006 (the "Senior Notes" or "Company Debt Offering") in December 1996. Some of the Company's acquisitions, capital expenditures and working capital requirements were also financed by the Company's secured borrowings under its Credit Agreement. As a result of declining revenues caused by competition from wireless communications companies and the impact of aggressive marketing of long distance service offered by interexchange carriers, the Company was unable to make the interest payment due on December 15, 1998 on its Senior Notes and was therefore in default on this debt. Further, the Company was not in compliance with certain financial covenants under its Credit Agreement at December 31, 1998 and was also in default on this debt.

     At the end of 1998, the Company entered into discussions with an unofficial committee of Senior Noteholders (the "Unofficial Committee") in an attempt to restructure its debt. In January 1999, the Company announced that it had reached an agreement in principle with the Unofficial Committee providing for the conversion, through a prepackaged plan of reorganization (the "Prepackaged Plan"), of the Senior Notes and accrued interest thereon into 95% of a new issue of common stock, $0.01 par value per share ("Common Stock (Successor Company)") of the reorganized Company (the "Restructuring").

     The Company solicited acceptances of the Prepackaged Plan from the holders of the Senior Notes and the 14% Cumulative Redeemable Convertible Preferred Stock (the "14% Preferred") in anticipation of the commencement of a case under chapter 11 of the Bankruptcy Code (the "Case"). Effective June 11, 1999, the Company obtained acceptances of the Prepackaged Plan from holders of 99.9 percent of the Senior Notes and 100 percent of the 14% Preferred shares voting in response to the solicitation. Such acceptances substantially exceeded the levels required to confirm the Prepackaged Plan.

     On July 14, 1999, the Company commenced the Case in the U.S. Bankruptcy Court in the Southern District of New York (the "Court") and thereafter continued to operate its business through November 17, 1999 as a debtor-in-possession. The Company also obtained an order from the Court which allowed the Company to pay prepetition and postpetition claims of employees, trade and other creditors, other than the Senior Note claims, in the ordinary course of business. As debtor-in-possession, on July 21, 1999 the Company refinanced its Credit Agreement from the proceeds of a debtor-in-possession financing agreement obtained from the Company's existing secured lender. The Company also obtained a commitment from its existing lender to provide post reorganization financing.

     Confirmation and Consummation of the Prepackaged Plan
     -----------------------------------------------------

     On October 20, 1999, the Court confirmed the Prepackaged Plan. On November 17, 1999, the Company executed a post reorganization loan agreement ("Exit Financing Agreement") and consummated the Prepackaged Plan. Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Senior Notes are to be paid in full in the ordinary course of business, unless otherwise agreed, with the Company retaining its rights and defenses with respect to such claims. Holders of the Senior Notes received 9,500,000 shares of the Common Stock (Successor Company) in exchange for the Senior Notes. In addition, the Unofficial Committee representing a majority in principal amount of the Senior Notes appointed four of the five members of the Board of Directors of the Company (the "New Board"). Peter G. Graf, the former Chairman and Chief Executive Officer, continues to serve as a Director on the New Board for a period of one year following the consummation of the Prepackaged Plan.

    Holders of the 14% Preferred received 325,000 shares of Common Stock (Successor Company) and warrants to purchase up to 722,200 shares of Common Stock (Successor Company) at an exercise price of $10.50 per share which expire three years from the date of grant ("New Warrants"). Holders of existing Common Stock received 175,000 shares of Common Stock (Successor Company) and New Warrants to purchase up to 388,900 shares of Common Stock (Successor Company). Options and warrants to purchase existing common stock were extinguished pursuant to the Prepackaged Plan.

     The equity interests issued in connection with the Prepackaged Plan are subject to dilution by certain other equity issuances, including the issuance of 205,000 shares of Common Stock (Successor Company) to certain financial advisors for services rendered in connection with the reorganization, and issuances resulting from the exercise of certain options to purchase up to 5% of Common Stock (Successor Company) to be issued by the New Board pursuant to the terms of a management incentive plan ("1999 Management Incentive Plan") and other awards included as part of the Prepackaged Plan.

     As of November 17, 1999 (the "Consummation Date"), the total amount of Common Stock (Successor Company) outstanding, after giving effect to Common Stock (Successor Company) and New Warrants forfeited in connection with a warrant put obligation settlement, was 10,188,630 shares. In addition, 1,074,721 shares of Common Stock (Successor Company) are reserved for future issuance upon the exercise of the New Warrants, and an amount equal to 5% of the shares of Common Stock (Successor Company) is reserved for issuance pursuant to the terms of the 1999 Management Incentive Plan. Under its Amended and Restated Articles of Incorporation confirmed as part of the Prepackaged Plan, the total authorized capital stock of the Company is 15,000,000 shares of Common Stock (Successor Company).

     INDUSTRY OVERVIEW

     Public payphones are primarily owned and operated by RBOCs, other LECs and Independent Payphone Providers ("IPPs"). Certain long distance companies (referred to as interexchange carriers or "IXCs") also own and operate public payphones. In 1998, there were approximately 2.1 million public payphones in the United States that generated revenues of approximately $5.74 billion. As a percentage of revenues, RBOCs and other LECs had 79.8% of this market while IPPs and IXCs had market shares of 15.6% and 4.6%, respectively. Within the United States, the Multimedia Telecommunications Association estimates that there were approximately 342,000 public payphones owned by IPPs in 1995. Today's telecommunications marketplace was principally shaped by the 1984 court-directed divestiture of the RBOCs by American Telephone & Telegraph Company ("AT&T"). The AT&T divestiture and the many regulatory changes adopted by the FCC and state regulatory authorities in response to the AT&T divestiture, including the authorization of the connection of competitive or independently-owned public payphones to the public switched network, have resulted in the creation of new business segments in the telecommunications industry. Prior to these developments, only RBOCs or other LECs owned and operated public payphones.

     As part of the AT&T monopoly break-up, the United States was divided into geographic areas known as local access transport areas ("LATAs") designed to differentiate between local telephone service and long-distance telephone service. Traditionally, RBOCs and other LECs provide intraLATA telephone service pursuant to tariffs filed with and approved by state regulatory authorities. Until recently, RBOCs were prohibited from offering or deriving revenues or income from interLATA telecommunications services. IXCs, such as AT&T and MCI Worldcom ("MCI"), provide interLATA services and, in some circumstances, may also provide long distance service within LATAs. An interLATA long distance telephone call generally begins with an originating LEC transmitting the call from the originating telephone to a point of connection with a long distance carrier. The long distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long distance network to the LEC servicing the local area in which the recipient of the call is located. This terminating LEC then delivers the call to the recipient.

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

     Prior to 1987, coin calls were the sole source of revenues for IPPs. Long distance calling card and collect calls from these public payphones were handled exclusively by AT&T. Beginning in 1987, a competitive operator service system developed which allowed OSPs, including long distance companies such as MCI, to handle non-coin calls and to offer IPPs commissions for directing operator assisted or calling card calls to them. See "Regulatory Matters."

     Generally, public payphone revenues may be generated through: (i) coin calls; (ii) operator service calls ("0+," i.e., credit card, collect and third number billing calls, and "0-," i.e., calls transferred by the LECs to the OSPs requested by the caller); and (iii) access code calls using carrier access numbers (e.g., "1010XXX" codes, "1-800," "1-888" or "950"). Section 276 of the
Telecommunications Act and the FCC's implementing regulations permit IPPs to generate additional revenues from all of these three categories, each of which consists of local, intraLATA toll, intrastate interLATA, interstate interLATA and international call components. See "Regulatory Matters."

     ACQUISITIONS

     In recent years the Company has sought to grow its payphone base through acquisitions. The following table summarizes in reverse chronological order the Company's significant acquisitions since January 1, 1997.

                                                                             NUMBER OF
                                                         DATE OF             INSTALLED              PRIMARY
                COMPANY ACQUIRED                       ACQUISITION           PAYPHONES           AREAS SERVED
                ----------------                       -----------           ---------           ------------
TDS Telecommunications Corporation ("TDS")            May 18, 1998              3,407        Tennessee, Wisconsin,
                                                                                               Maine, Michigan,
                                                                                                   Minnesota
London Communications, Inc. ("London")                June 10, 1997             2,519           Georgia, North
                                                                                                Carolina, South
                                                                                                   Carolina
American Public Telecom, Inc. ("American")            May 30, 1997                859              Michigan
Advance Pay Systems, Inc. ("Advance")                 May 30, 1997                800              Virginia
Coinlink, LLC ("Coinlink")                          February 14, 1997             300              Oklahoma
RSM Communications, Inc. ("RSM")                    January 31, 1997              292              Tennessee
Americom, Inc. ("Americom")                         January 17, 1997               99              Arizona
Texas Coinphone ("Texas Coinphone")                 January 14, 1997            1,250                Texas
Cherokee Communications, Inc. ("Cherokee")           January 1, 1997                          Texas, New Mexico,
                                                                               13,949        Colorado, Utah, Montana
                                                                               ------
Total installed public payphones acquired
  in the three year period ended December 31, 1999                             23,475
                                                                               ======
Total installed public payphones at March 3, 2000                              36,964
                                                                               ======

     With the exception of Cherokee, each of the companies or businesses listed in the foregoing chart was acquired by PhoneTel either as an asset purchase or a stock purchase with a subsequent merger of the acquired entity into the Company, with PhoneTel being the surviving corporation. Cherokee is the Company's sole active subsidiary and is 100% owned by the Company.

     PRODUCTS AND SERVICES

     The Company's primary business is to install and operate payphones on a revenue sharing basis by obtaining contracts, either through acquisitions or internal growth, from Location Owners. The Company installs public payphones in properties owned or controlled by others where significant demand exists for public payphone services, such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals, at no cost to the Location Owner. The Company services and collects the revenue generated from the public payphones and pays the Location Owner a share of the revenues generated by the telephone in consideration for permitting the installation of the payphone on its premises.

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

     The Company outsources its long distance and operator service operations to a number of OSPs, including Opticom, which is PhoneTel's primary provider of such services. The revenue PhoneTel receives from each OSP is determined based on the volume of calls carried by the OSP and the amount of revenues generated by the calls. PhoneTel also receives revenues from long distance carriers for calls made from its public payphones, including dial-around calls when the caller dials a code to obtain access to an OSP or a long distance company other than one designated by the Company. See "Regulatory Matters."

     Management believes that the implementation of the Telecommunications Act and the resultant FCC Rules will continue to provide significant additional revenues for PhoneTel, net of related expenses and processing fees. There can be no assurance, however, that the rules, regulations, and policies adopted by the FCC on its own or after judicial review will not have a material adverse affect on PhoneTel's business, results of operations, or financial condition. See "Regulatory Matters."

     TELEPHONE EQUIPMENT SUPPLIERS

     The Company purchases the majority of its payphones from two manufacturers of public payphones, Intellicall, Inc. and Protel, Inc. Although each manufacturer uses similar technology, the Company seeks to install primarily a single brand of telephone within a specific geographic area. This maximizes the efficiency of the Company's field technicians and makes stocking of appropriate spare parts more effective. It is the Company's policy to place the PhoneTel name on telephones that it acquires or installs.

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

     CUSTOMERS

     The Company's public payphone operations are diversified on both a geographical and customer account basis. Currently, PhoneTel owns and operates public payphones in 45 states and the District of Columbia (approximately 95% of such public payphones are located in 26 states) through agreements both with multi-station customers such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals and with single station customers. No single customer generated 10% or more of PhoneTel's total revenue for the years ended December 31, 1997, 1998, or 1999.

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

     Federal regulation of local coin and dial-around calls
     ------------------------------------------------------

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

     In 1996, recognizing that IPPs had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in the volume of dial-around calls without a corresponding adjustment in compensation, Congress enacted section 276 of the Telecommunications Act to promote both competition among payphone service providers and the widespread deployment of payphones. Section 276 directed the FCC to implement FCC Rules by November 1996 which would:

     -    create a standard regulatory scheme for all public payphone providers;

     - establish a per-call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call except for 911 emergency and telecommunications relay service calls;

     - terminate subsidies for LEC payphones from LEC-regulated base operations;

     - prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LECs and IPPs and remove the LEC payphones from the LEC's regulated asset base;

     - provide for the RBOCs to have the same rights that IPPs have to negotiate with Location Owners over the selection of interLATA carrier services subject to the FCC's determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;

     - provide for the right of all payphone service providers to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;

     - evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined that they are required; and

     - preempt any state requirements which are inconsistent with the FCC's regulations implementing section 276.

     In September and November 1996, the FCC issued an order implementing section 276 (the "1996 Payphone Order"). In the 1996 Payphone Order, the FCC determined that the best way to ensure fair compensation to independent and LEC payphone providers for each and every call was to deregulate to the maximum extent possible the price of all calls originating from payphones. For local coin calls, the FCC mandated that deregulation of the local coin rate would not occur until October 1997 in order to provide a period of orderly transition from the previous system of state regulation. As a result of the deregulation of the local coin rate, most of the RBOCs and other payphone providers (including PhoneTel) have implemented an increase in the local coin rate to $0.35 per call in most jurisdictions.

             To achieve fair compensation for dial-around calls through deregulation and competition, the FCC in the 1996 Payphone Order directed a two-phase transition from a regulated market. Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain IXCs for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone ("Flex Ani"). The FCC required that LECs make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the "First Phase"), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation, and thereafter, set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131 per phone.

     The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Among other items, the Appeals Court found that the FCC erred in utilizing a market-based methodology for calculating the amount of dial-around compensation and further determined that the methodology for determining the allocation of payment among IXCs was erroneous. The Appeals Court remanded the 1996 Payphone Order to the FCC for further consideration.

     In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the "1997 Payphone Order"). The FCC utilized a market-based methodology to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the "Default Rate"). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the First Phase and reiterated that payphone providers were entitled to compensation for each and every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

     The 1997 Payphone Order was subsequently appealed by various parties. In May, 1998 the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

     In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the Default Rate to $0.238, (the "Adjusted Default Rate) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1997 and 1998 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes.

     The 1999 Payphone Order deferred a final ruling on the First Phase treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the Adjusted Default Rate will be applied for periods in the First Phase. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through the effective date of the Adjusted Default Rate.

     The 1999 Payphone Order has been appealed by various parties. The Appeals Court heard oral arguments on the matter on February 2, 2000 but has not yet ruled on the arguments presented.

Effect of federal regulation of local coin and dial-around calls
----------------------------------------------------------------

     DIAL-AROUND CALLS. The payments for dial-around calls prescribed in the 1999 Payphone Order significantly increased dial-around compensation revenues to PhoneTel over the levels received prior to implementation of the Telecommunications Act. Market forces and factors outside PhoneTel's control, however, could significantly affect the resulting revenue impact. These factors include the following: (1) subsequent court appeals relating to the 1999 Payphone Order, (2) resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (3) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (4) pending litigation in the federal courts concerning the constitutionality or validity of the Telecommunications Act, (5) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and
(6) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them. Based on the FCC's tentative conclusion in the 1997 Payphone Order, PhoneTel adjusted the amounts of dial-around compensation previously recorded for the period, November 6, 1996 to June 30, 1997, from $45.85 to $37.20 per phone, per month ($0.284 per call multiplied by 131 calls). Based on this adjustment, PhoneTel recorded a charge of $395,000 in the three-month period ended September 30, 1997 to reflect the retroactive reduction in revenue from dial-around compensation relating to 1996. Beginning with the fourth quarter 1997, PhoneTel began receiving dial-around compensation on a per-call basis or, to the extent per-call information was not available, dial-around compensation based on a surrogate rate. In the third quarter of 1997 through the third quarter of 1998, PhoneTel continued to record dial-around compensation at the rate of $37.20 per payphone per month. In the fourth quarter of 1998, based on the reduction in the per-call compensation rate from $0.284 to $0.238 in the FCC's 1999 Payphone Order, PhoneTel recorded an adjustment, which included $3,733,000 applicable to prior years, to further reduce revenue recognized from dial-around compensation for the period November 6, 1996 to September 30, 1998. Beginning in the fourth quarter of 1998, PhoneTel recorded dial-around compensation at the rate of $31.18 per payphone, per month ($0.238 per call multiplied by 131 calls per month).

     Effective March 1999, the per-call compensation rate includes 0.2 cents for Flex Ani costs and became $0.24 per call (or $31.44 per payphone, per month based upon 131 calls per month).

     LOCAL COIN CALLS. In ensuring fair compensation for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, the Appeals Court issued an order which upheld the FCC's authority to deregulate local coin call rates, which issue the United States Supreme Court has declined to consider on appeal. In accordance with the FCC's rulings and the Court's orders, certain LECs and IPPs, including PhoneTel, began to adjust rates for local coin calls to reflect market based pricing. PhoneTel believes that due to the historical subsidization of local coin rates under regulation, such deregulation, where implemented, will likely result in higher rates charged for local coin calls and increase revenues from such calls.

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

     Other provisions of the Telecommunications Act and FCC Rules
     ------------------------------------------------------------

     As a whole, the Telecommunications Act and FCC Rules should significantly alter the competitive framework of the payphone industry. PhoneTel believes that implementation of the Telecommunications Act and FCC Rules will address certain historical inequities in the payphone marketplace and lead to a more equitable competitive environment for all payphone providers. There are numerous uncertainties in the implementation and interpretation of the Telecommunications Act, however, which make it impossible for PhoneTel to provide assurance that the Telecommunications Act or the FCC Rules will result in a long-term positive impact on PhoneTel. Those uncertainties include the following:

     - There are various matters pending in several federal courts which, while not directly challenging section 276 of the Telecommunications Act, relate to the validity and constitutionality of the Telecommunications Act, as well as other uncertainties related to the impact, timing and implementation of the Telecommunications Act.

     - The FCC Rules required that LEC payphone operations be removed from the regulated rate base on April 15, 1997. The LECs were also required to make the access lines that are provided for their own payphones equally available to IPPs and to ensure that the cost to payphone providers for obtaining local lines and services met the FCC's new services test guidelines which require that LECs price payphone access lines at the cost to the LEC plus a reasonable margin of profit.

     - In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the new rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones effective upon FCC approval of each RBOC's Comparably Efficient Interconnection plans. Existing contracts between Location Owners and payphone or long-distance providers which were in effect as of February 8, 1996 are grandfathered and will remain in effect.

     - The FCC Rules preempt state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. The FCC Rules did not preempt state regulations that, for public safety reasons, require routing of "0-" calls to the LEC, provided that the state does not require that such calls be routed to the LEC when the call is determined to be non-emergency in nature.

     - The FCC Rules determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines.

     Billed Party Preference and rate disclosure
     -------------------------------------------

     The FCC issued a Second Notice of Proposed Rulemaking regarding Billed Party Preference and associated call rating issues, including potential rate benchmarks and caller notification requirements for 0+ and 0- interstate long-distance calls. On January 29, 1998, the FCC released its Second Report and Order on Reconsideration entitled In the Matter of Billed Party Preference for InterLATA 0+ Calls, Docket No. 92-77. Effective July 1, 1998, all carriers providing operator services were required to give consumers using payphones the option of receiving a rate quote before a call is connected when making a 0+ interstate call. All of the IXCs servicing PhoneTel's payphones are in compliance with this requirement and have been since November 1998; however, PhoneTel is unable at this time to assess the ultimate impact, if any, on its future operations or results.

     Universal Services Fund
     -----------------------

     The Telecommunications Act provided for the establishment of a Joint Board to make recommendations to the FCC concerning the continued provision of "universally available" telecommunications services throughout the United States. Congress directed the FCC, upon the recommendation of the Joint Board, to implement and provide funding for (1) access to advanced telecommunications services in rural, insular, and high-cost areas at the same cost as similar services are provided in urban areas, (2) access to advanced telecommunications services for health care providers in rural areas and (3) below-cost access to advanced telecommunications services for schools and libraries. On May 8, 1997, the FCC affirmed the Universal Services Order which required all telecommunications providers, including payphone providers such as PhoneTel, to contribute to universal services support beginning in January 1998. The FCC established mechanisms in the Universal Services Order and related subsequent orders whereby carriers and payphone providers would be billed monthly, based on previously filed semi-annual gross revenue call traffic reports, at rates assessed quarterly by Universal Service Administrative Co. ("USAC"). In February 1998, the USAC issued its first monthly assessment, which applied to January 1998. The FCC initially determined that carriers and payphone providers would be assessed at a factor of 0.0072 on its interstate, intrastate, and international coin and long-distance revenues to meet the anticipated needs of the schools, libraries, and rural health care funds and at 0.0319 on its interstate and international coin and long-distance revenues for the high-cost and low-income funds. These factors are subject to periodic modification. The Universal Service Fee ("USF") assessments have increased the monthly costs to PhoneTel, which it is currently paying under protest.

     In July 1999, the U.S. Court of Appeals for the Fifth Circuit ruled that federal USF payments could not be based on the intrastate revenues of USF payers. The Court required the FCC to re-evaluate the assessment of USF payments based on the international revenues of payers and reversed the FCCs decision to require LECs to recover USF payments only through their interstate access charges.

     On October 8, 1999, the FCC issued an order implementing the Court's ruling, (1) eliminating intrastate revenues from the USF base, (2) creating a limited international revenue exception for assessing international revenues, and (3) allowing LECs to recover their USF payments through either access charges or end user charges. This ruling became effective November 1, 1999. With the limitations placed on the USF by the FCC, the Company anticipates that the amount of USF payments the Company is required to pay will decrease.

     Presubscribed IXC charge
     ------------------------

     Other changes in federal regulations affect the charges incurred by PhoneTel for local and long distance telecommunications services. For example, in May 1997, the FCC adopted new regulations that restructure interstate access charges. As a result of these changes, LECs were required to reduce the per-minute interstate access charges to IXCs. To partially offset these reductions, LECs were authorized to assess IXCs a flat "Presubscribed Interexchange Carrier Charge" that averages approximately $2.75 per line per month and which, at the IXC's option, could be passed through to the end users. In the event that an end user elects not to designate a presubscribed IXC, the LEC is authorized to assess an equivalent charge to the end user. As a net result of these and other changes, many carriers have restructured their rates. Based upon these latter FCC actions, PhoneTel is experiencing an increase in carrier costs that will be subsumed within, and to some extent offset by, the carrier cost reductions otherwise expected from application of the FCC's new services test and the advent of competition in LEC services.

     State and local regulation
     --------------------------

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

     PhoneTel is also affected by state regulation of operator services. Most states have capped the rates that consumers can be charged for coin toll calls and non-coin local and intrastate toll calls made from payphones. In addition, PhoneTel must comply with regulations designed to afford consumers notice at the payphone location of the long-distance company servicing the payphone and the ability to obtain access to alternate carriers. PhoneTel believes that it is currently in material compliance with all regulatory requirements pertaining to their offerings of operator services directly or through other long-distance companies.

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

     EMPLOYEES

     PhoneTel had 388 employees as of February 29, 2000. The Company considers its relations with its employees to be satisfactory. None of the employees of PhoneTel is a party to agreements with any unions.

     IMPACT OF SEASONALITY

     PhoneTel completed eight acquisitions that added approximately 20,100 telephones in the first six months of 1997 and approximately 3,400 telephones during 1998. The seasonality of PhoneTel's historical operating results has been affected by shifts in the geographic concentrations of its telephones resulting from such acquisitions. Historically revenues and related expenses during the first three months of the year have been lower than comparable periods during the remainder of the year due to weather conditions that affect pay telephone usage.

ITEM 2.  PROPERTIES

     The Company's executive offices are located at North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio 44114-1195, where the Company initially leased approximately 20,000 square feet of space at a monthly rental of $24,167 subject to certain adjustments. The leased area increased to 32,919 square feet on November 1, 1998 with corresponding increases in monthly rent to $39,777 per month on November 1, 1998 and to $41,148 per month on November 1, 2000. The lease expires on October 31, 2003. The Company also leases approximately 40 district operations facilities with lease terms that are generally three years or less. The Company considers its facilities adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

     On September 29, 1998, PhoneTel received a letter from Davel Communications Group, Inc. purporting to terminate a merger agreement with PhoneTel (the "Davel Merger Agreement"). On October 1, 1998, a complaint against PhoneTel under Civil Action No. 16675 was filed in the Court of Chancery of New Castle County, Delaware by Davel, which was subsequently amended on October 9, 1998, alleging among other things, equitable fraud and breach of contract relating to the Davel Merger Agreement. Davel is seeking a declaratory judgement terminating the Davel Merger Agreement or, alternatively, an order to rescind the merger agreement, and compensatory damages and costs of an amount in excess of $1,000,000.

     On October 27, 1998, PhoneTel filed its answer to the amended complaint denying the substantive allegations contained therein and filed a counterclaim against Davel for breach of contract. On the same date, PhoneTel filed a third party claim against Peoples Telephone Company, Inc. ("Peoples") for tortuous interference with contract alleging that Peoples induced Davel not to comply with the terms of the Davel Merger Agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of the Company's shareholders.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PRICE RANGE OF COMMON STOCK

     On November 17, 1999, the Company consummated its Prepackaged Plan and all of the Common Stock (Predecessor Company) and 14% Preferred was converted to Common Stock (Successor Company). In addition, other issues of preferred stock and all outstanding options and warrants ceased to exist. The Common Stock (Successor Company), $0.01 par value, began trading over-the-counter on the electronic bulletin board ("OTC:BB") under the symbol PHTE in December 1999. Initial market price quotations were not deemed to be representative of the market value of the Company's shares. Accordingly, the reported high and low sales prices of the Common Stock (Successor Company) have been presented below for the period January 1 to March 16, 2000, the latest practicable date such information was available.

     Pursuant to the terms of the Prepackaged Plan, the Company issued and has outstanding New Warrants to purchase 1,074,721 shares of Common Stock, (Successor Company) through November 17, 2002 at an exercise price of $10.50 per share. The New Warrants are to be traded over-the-counter and quoted on the National Quotation Service Pink Sheets under the symbol PHTEW. To date, no established public trading market has developed for the New Warrants.

     Effective February 16, 1999, following the decision by the American Stock Exchange ("AMEX") to remove the Company's Common Stock (Predecessor Company) from listing and registration on the exchange, the Company's

Common Stock (Predecessor Company), $0.01 par value, had traded over the counter and was quoted on the National Quotation Service Pink Sheets under the symbol "PHNT". Prior to February 12, 1999, the Company's Common Stock (Predecessor Company) was listed on the AMEX under the symbol "PHN". The following table sets forth on a per share basis, for the periods indicated, the high and low sales prices of the Common Stock as reported by the AMEX or the high and low bid prices for over-the-counter quotations, as applicable. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Furthermore, market prices for the Common Stock (Predecessor Company) are not necessarily representative of any trading patterns that may develop for the Common Stock (Successor Company).


                                                                                          Price Range
                                                                                     High              Low
                                                                                     ----              ---

COMMON STOCK (PREDECESSOR COMPANY)

1998:
First Quarter.................................................................     $  2 15/16      $ 1 5/8
Second Quarter................................................................        2 9/16         1 1/16
Third Quarter.................................................................        2 5/8            1/16
Fourth Quarter................................................................          9/32           1/16

1999:
First Quarter.................................................................          5/16           3/64
Second Quarter................................................................          1/8            1/16
Third Quarter.................................................................          7/64           3/64
Fourth Quarter (Through November 17, 1999)....................................          1/16           1/32

COMMON STOCK (SUCCESSOR COMPANY)

2000:
January 1 through March 16, 2000..............................................        2 3/8          1 1/32

As of February 29, 2000, there were 1,854 shareholders of record.

     DIVIDEND POLICY ON COMMON STOCK

     The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. The Company was not permitted to pay any dividends on its Common Stock (Predecessor Company) unless dividends were paid to the holders of the Series A Preferred (as defined herein) in an amount equal to that which such holders would have been entitled to receive if such holders had converted their shares of Series A Preferred (as defined herein) into Common Stock (Predecessor Company) prior to the record date used by the Board of Directors for determining the holders of Common Stock (Predecessor Company) entitled to receive such dividends. Any future declaration of dividends will be subject to the discretion of the Board of Directors of the Company. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's financial condition, capital requirements, cash flow, profitability, plans for expansion, business outlook and other factors deemed relevant by the Board of Directors of the Company.

SALES AND ISSUANCES OF COMMON STOCK

     Sales and issuances of the Company's Common Stock during 1997, 1998 and 1999 were as follows:

                                                                                 Number of           Average
                                                                                  Common            Price Per
                                                                                  Shares              Share
                                                                                  ------              -----

        COMMON STOCK (PREDECESSOR COMPANY)
        1997:     Company Equity Offering (registered)                            1,012,500        $    2.79
                  Exercise of nominal value
                    warrants by Directors                                           221,125              .01
                  Other exercises of nominal value warrants                          88,629              .01
                  Exercise of stock options                                         100,000             1.02
                  Issued to Directors for services                                   75,000             2.78
                  Conversion of Series A Preferred                                  250,000              .01
                  Issued to executive upon conversion of
                    debt and accrued interest                                       124,747             3.00
                                                                             --------------
        Total issuances of Common Stock in 1997                                   1,872,001
                                                                             ==============

        1998:     Exercise of nominal value warrants by Directors                    89,998              .01
                  Other exercises of nominal value warrants                         275,124              .01
                  Exercise of other warrants                                         10,682             2.34
                  Conversion of Series A Preferred                                2,017,500              .01
                                                                             --------------
        Total issuances of Common Stock in 1998                                   2,393,304
                                                                             ==============
        Total issuances of Common Stock in 1999                                           -                -
                                                                             ==============
        COMMON STOCK (SUCCESSOR COMPANY)
        1999:     Issued pursuant to Prepackaged Plan
                    in exchange for:
                    Senior Notes                                                  9,500,000             6.20
                    14% Preferred                                                   325,000             6.20
                    Common Stock (Predecessor Company)                              175,000             6.20
                    Services                                                        205,000             6.20
                                                                             --------------
        Total issuances of Common Stock in 1999                                  10,205,000
                                                                             ==============


     PREFERRED STOCK

     On February 23, 1996, the Company created three new classes of preferred stock: (i) Series A Special Convertible Preferred Stock, $0.20 par value, $0.20 Stated Value, 250,000 authorized shares, with each share immediately convertible into 20 shares of Common Stock (Predecessor Company), and non-voting; (ii) Series B Special Convertible Preferred Stock, $0.20 par value, $120 Stated Value, 250,000 authorized shares, with each share immediately convertible into 20 shares of Common Stock (Predecessor Company), and non-voting ("Series B Preferred"); and (iii) 14% Convertible Cumulative Redeemable Preferred Stock, without par value, $60 Stated Value, non-voting, 200,000 authorized shares, with each share immediately convertible into 10 shares of Common Stock. Each share of the 14% Preferred was entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred.

     On February 7, 1997, a former lender to the Company exercised warrants for 12,500 shares of Series A

Preferred which were immediately converted into 250,000 shares of Common Stock (Predecessor Company). On October 13, 1998, the Company received notice from this former lender which purported to exercise its put right, as defined in the agreement for the Series A Warrants (the "Warrant Agreement"), with respect to 89,912 Series A Warrants and 124,300 Common Shares. The Warrant Agreement specified that the Company was to redeem Series A Warrants that were convertible into shares of Common Stock (or shares of Common Stock obtained from such conversion) at a value determined by a formula, subject to certain limitations, set forth therein. In 1998, the Company recorded an accrued liability and a charge to additional paid-in-capital of $1,452,000 relating to this put. The Company was not permitted to make payment pursuant to this purported exercise of a put right under the indenture for the Company's Senior Notes. On November 13, 1998, another former lender exercised warrants to purchase 100,875 shares of Series A Preferred, net of stock not issued in lieu of cash payment, which were immediately converted into 2,017,500 shares of Common Stock.

     On October 18, 1999, in connection with the Prepackaged Plan, the Company reached an agreement with the former lender to settle its claim for the purported exercise of a put right for $1,000,000 in the form of a note payable, subject to certain reductions for early payment, which is payable together with deferred interest at 5% per annum in five years. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled. The adjustment to reduce the amount of the warrant put obligation to $1,000,000, to record a note payable for this obligation and to credit additional paid-in capital was recorded by the Company as of November 17, 1999.

     At December 31, 1999, there were no shares of preferred stock outstanding. All classes of preferred stock existing prior to the consummation of the Prepackaged Plan were cancelled pursuant to the terms of the Prepackaged Plan.

ITEM 6.  SELECTED FINANCIAL DATA

            The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes thereto and other financial information included herein.


                                                                                                    PREDECESSOR COMPANY
                                                                     --------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
(In thousands except share and per share amounts)                                      YEAR ENDED DECEMBER 31
                                                                     -----------------------------------------------------------
                                                                        1995            1996            1997            1998
                                                                     -----------    ------------    ------------    ------------
REVENUES:
     Coin calls                                                      $    12,130    $     26,212    $     58,520    $     52,544
     Non-coin telecommunication services                                   6,458          17,649          50,624          42,432
     Dial-around compensation adjustment                                       -               -            (395)         (3,733)
     Other                                                                   130             943             500             143
                                                                     -----------    ------------    ------------    ------------
                                                                          18,718          44,804         109,249          91,386
                                                                     -----------    ------------    ------------    ------------

COSTS AND EXPENSES:
     Line and transmission charges                                         5,149          11,153          24,518          29,607
     Telecommunication and validation fees                                 1,258           5,608          11,599          11,344
     Location commissions                                                  3,468           6,072          16,628          14,179
     Field operations                                                      4,934           8,733          21,100          22,009
     Selling, general and administrative                                   2,645           4,381          10,713          12,354
     Depreciation and amortization(1)                                      4,383          12,800          21,525          23,731
     Other unusual charges and contractual settlements                     2,170           6,072           9,095           2,762
                                                                     -----------    ------------    ------------    ------------
                                                                          24,007          54,819         115,178         115,986
                                                                     -----------    ------------    ------------    ------------

         Loss from operations                                             (5,289)        (10,015)         (5,929)        (24,600)
                                                                     -----------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest expense - related parties(1)                                     -          (5,235)         (1,994)         (1,400)
     Interest expense - others(1)                                           (837)         (1,504)        (15,891)        (19,364)
     Interest and other income                                                16             182             560             547
                                                                     -----------    ------------    ------------    ------------
                                                                            (821)         (6,557)        (17,325)        (20,217)
                                                                     -----------    ------------    ------------    ------------

Loss before extraordinary item                                            (6,110)        (16,572)        (23,254)        (44,817)
Extraordinary item:
     Gain (loss) on extinguishment of debt                                     -         (10,077)              -               -
                                                                     -----------    ------------    ------------    ------------
     NET INCOME (LOSS)                                               ($    6,110)   ($    26,649)   ($    23,254)   ($    44,817)
                                                                     ===========    ============    ============    ============

Net income ( loss) applicable to common shareholders                 ($    6,420)   ($    29,090)   ($    24,262)   ($    46,213)

Net income (loss) per common share, basic and diluted                ($     3.29)   ($      5.29)   ($      1.51)   ($      2.73)

Weighted average number of shares, basic and diluted                   1,950,561       5,494,011      16,040,035      16,923,499

EBITDA from recurring operations (2)                                 $     1,264    $      8,857    $     24,691    $      1,893

Cash flow provided by (used in):
     Operating activities                                            ($      580)   ($       269)   ($     4,720)   ($     6,470)
     Investing activities                                                 (2,354)        (63,062)        (57,197)         (6,763)
     Financing activities                                                  3,168         109,056          21,998          12,482

BALANCE SHEET DATA:

Total assets                                                         $    28,917    $    159,770    $    169,826    $    150,674

Long-term debt and mandatorily redeemable preferred
     stock, less current portion of debt (3)                              12,563         132,086         157,938           9,118

Shareholders' equity (deficit)                                             9,711          16,705          (4,042)        (51,598)

Cash dividends per common share                                                -               -               -               -

                                                                       PREDECESSOR      SUCCESSOR
                                                                         COMPANY         COMPANY
                                                                    ---------------    ------------
                                                                       TEN MONTHS        ONE MONTH
STATEMENT OF OPERATIONS DATA:                                         AND SEVENTEEN    AND THIRTEEN
(In thousands except share and per share amounts)                      DAYS ENDED       DAYS ENDED
                                                                       NOVEMBER 17      DECEMBER 31
                                                                           1999            1999
                                                                      -------------    ------------
REVENUES:
     Coin calls                                                        $     36,220      $   4,378
     Non-coin telecommunication services                                     33,227          3,568
     Dial-around compensation adjustment                                          -              -
     Other                                                                      210             26
                                                                       ------------      ---------
                                                                             69,657          7,972
                                                                       ------------      ---------

COSTS AND EXPENSES:
     Line and transmission charges                                           17,575          2,088
     Telecommunication and validation fees                                    8,507            960
     Location commissions                                                    11,263            968
     Field operations                                                        18,043          2,184
     Selling, general and administrative                                      9,156          1,359
     Depreciation and amortization (1)                                       20,719          2,316
     Other unusual charges and contractual settlements                        1,894           (333)
                                                                       ------------      ---------
                                                                             87,157          9,542
                                                                       ------------      ---------

         Loss from operations                                               (17,500)        (1,570)
                                                                       ------------      ---------

OTHER INCOME (EXPENSE):
     Interest expense - related parties (1)                                       -              -
     Interest expense - others (1)                                          (19,575)        (1,162)
     Interest and other income                                                  191             38
                                                                       ------------      ---------
                                                                            (19,384)        (1,124)
                                                                       ------------      ---------

Loss before extraordinary item                                              (36,884)        (2,694)
Extraordinary item:
     Gain (loss) on extinguishment of debt                                   77,172
                                                                       ------------      ---------
     NET INCOME (LOSS)                                                 $     40,288      ($  2,694)
                                                                       ============      =========

Net income ( loss) applicable to common shareholders                   $     39,078      ($  2,694)

Net income (loss) per common share, basic and diluted                  $       2.08      ($   0.26)

Weighted average number of shares, basic and diluted                     18,754,133      10,188,630

EBITDA from recurring operations (2)                                   $      5,113      $     413

Cash flow provided by (used in):
     Operating activities                                              ($       685)     ($    852)
     Investing activities                                                    (1,882)          (420)
     Financing activities                                                     3,375            396

BALANCE SHEET DATA:

Total assets                                                           $    127,804      $ 124,399

Long-term debt and mandatorily redeemable preferred
     stock, less current portion of debt (3)                                 47,992         48,642

Shareholders' equity (deficit)                                               63,492         60,798

Cash dividends per common share                                                   -              -

     (1) Certain costs and expenses for prior years have been reclassified to conform to the current year presentation. The reclassifications have had no impact on net loss as previously reported.

     (2) EBITDA from recurring operations represents earnings before interest income and expense, depreciation, amortization, other unusual charges and contractual settlements, and extraordinary items. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as defined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

     (3) At December 31, 1998, long-term debt was classified as a current liability because the Company was in default on such debt.

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

    OVERVIEW

     The Company derives substantially all of its revenues from coin calls and non-coin calls placed from its public pay telephones. Coin revenue is generated from local and long-distance calls that are placed from the Company's public pay telephones. Non-coin revenue is generated from calling card, credit card, collect and third party billed calls. Typically, each public pay telephone has a presubscribed (dedicated) provider of long distance and operator services. The Company receives revenues for non-coin calls placed from its public pay telephones in the form of commissions from its presubscribed long distance and operator service provider ("OSP") based on the volume of calls carried by the OSP and the amount of revenue generated by those calls. The Company also receives dial-around compensation (revenue from non-coin calls placed from the Company's payphones utilizing a carrier other than the Company's presubscribed
OSP). Net revenue from dial-around compensation was $18,705,000, $12,454,000 and $14,980,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Effective November 6, 1996, pursuant to FCC regulations, the Company derived additional revenues from dial-around calls placed from its public pay telephones. From November 6, 1996 to June 30, 1997, the Company recorded gross dial-around revenues at the then mandated rate of $45.85 per telephone per month, as compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Pursuant to the FCC's Second Report and Order, in the third quarter of 1997, the Company began recording gross dial-around revenue at a rate of $37.20 per installed pay telephone per month and recorded a charge for the retroactive reduction in the dial-around compensation rate from $45.85 to $37.20 per telephone per month, applicable to the November 6, 1996 to September 30, 1997 period. The third quarter 1997 adjustment included a charge of $395,000 applicable to the November 6 to December 31, 1996 period. From October 1997 to September 1998, the Company recorded dial-around compensation at a per-call rate of $0.284 based on the Company's estimate of the actual number of dial-around calls ($37.20 per month based on 131 calls per month) placed from each of its public pay telephones. In the fourth quarter 1998, pursuant to the FCC's Third Report and Order, the Company recorded revenues from dial-around compensation based upon a per-call rate of $0.238 and recorded a retroactive adjustment to reduce revenues previously recorded at a rate of $0.284 per-call. This adjustment included a charge of $3,733,000 in 1998 to reflect the reduction in the dial-around compensation rate for the period November 6, 1996 to December 31, 1997 as a result of this regulatory change. Additionally, the states were required to deregulate the price of a local phone call, which has allowed the Company to increase its local coin call rate thereby generating additional revenues. Effective October 7, 1997, the Company increased the local coin call rate at a majority of its pay telephones to $0.35 in states in which the local call rate was previously limited to $0.25. A majority of the Company's pay telephones currently have a local coin rate of $0.35. However, there can be no assurance as to the ultimate effect that the rules and policies adopted by the FCC on its own or after any judicial review will have on the Company's business, results of operations or financial condition. See "Business -- Governmental Regulations."

     The Company's principal operating expenses consist of: (i) telephone line and transmission charges; (ii) commissions paid to location providers which are typically expressed as a percentage of revenues and are fixed for the term of the agreements with each respective location providers; (iii) telecommunication and validation fees; and (iv) field operations costs which are principally comprised of personnel, service vehicle and repair part costs of collecting coins from and maintaining the Company's public pay telephones. The Company pays monthly local access and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are generally computed on a flat monthly charge, and may also include either a per message or usage rate based on the time and duration of the call. The Company also pays fees to RBOCs and other LECs and long distance carriers based on usage for local or long distance coin calls.

     At the end of 1998 and during 1999, the Company initiated several profit improvement measures. The Company was able to obtain lower local access line charges through negotiations and promotional programs with certain of its incumbent LECs or by utilizing competitive LECs ("CLECs"). The Company entered into agreements with new OSPs to obtain an improvement in rates for operator service revenues and long distance line charges. The Company reduced the number of field operations personnel and related costs, abandoned location contracts relating to approximately 2,000 unprofitable phones and closed three district operations facilities to reduce costs. The Company also reduced the number of administrative and sales personnel and eliminated or reduced certain non-essential expenses. The Company believes these measures will continue to have a positive impact on the results of its operations.

Debt Restructuring and Chapter 11 Bankruptcy Filing

     On July 14, 1999, the Company commenced a case under chapter 11 of the United States Bankruptcy Code (the "Case") by filing a prepackaged plan of reorganization (the "Prepackaged Plan") in the United States Bankruptcy Court for the Southern District of New York (the "Court"). On October 20, 1999, the Court entered an order confirming the Company's Prepackaged Plan, which became effective on November 17, 1999 ("the Consummation Date").

     Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the company, other than holders of the Company's $125,000,000 aggregate principal amount 12% Senior Notes (the "Senior Notes"), are to be paid in full in the ordinary course, unless otherwise agreed, with the Company retaining its rights and defenses with respect to such claims. Holders of the Senior Notes received 9,500,000 shares of a new issue of common stock ("Common Stock (Successor Company)") in exchange for the Senior Notes. In addition, the

Unofficial Committee representing a majority in principal amount of the Senior Notes appointed four of the five members of the Board of Directors of the Company (the "New Board").

     Holders of the Company's 14% Cumulative Redeemable Convertible Preferred Stock ("14% Preferred") received 325,000 shares of Common Stock (Successor Company) and warrants to purchase up to 722,200 shares of Common Stock (Successor Company) at an exercise price of $10.50 per share which expire three years from the date of grant ("New Warrants"). Holders of existing Common Stock ("Common Stock (Predecessor Company)") received 175,000 shares of Common Stock (Successor Company). Options and warrants to purchase existing common stock were extinguished pursuant to the Prepackaged Plan.

     The equity interests issued in connection with the Prepackaged Plan are subject to dilution by certain other equity issuances, including the issuance of 205,000 shares of Common Stock (Successor Company) to certain financial advisors for services rendered in connection with the reorganization, and issuances resulting from the exercise of certain options to purchase up to 5% of Common Stock (Successor Company) to be issued by the New Board pursuant to the terms of a management incentive plan and other awards included as part of the Prepackaged Plan.

Results of Operations

     Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"). The Company has recorded the effects of fresh start reporting as of November 17, 1999, the Consummation Date of the Company's Prepackaged Plan. In accordance with SOP 90-7, assets and liabilities have been restated as of November 17, 1999 to reflect the reorganization value of the Company, which approximates their fair values at the Consummation Date. In addition, the accumulated deficit of the Company through the Consummation Date was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Prepackaged Plan.

     The Predecessor Company's financial statements (through to November 17,
1999) are not comparable to the reorganized Company's financial statements (subsequent to November 17, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the year ended December 31, 1999 is being compared to 1998 since the results of operations are comparable except for the extraordinary item and the elimination of interest expense relating to the Predecessor Company's Senior Notes, which resulted from the implementation of the Prepackaged Plan, and the effect on depreciation and amortization of adopting fresh start reporting.

     The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations, included elsewhere in this Form 10-K. Certain information for the years ended December 31, 1997 and 1998 has been reclassified to conform to the presentation for the year ended December 31, 1999. The reclassifications had no impact on the net loss as previously reported.

                                                               (In thousands)
                                                           Year Ended December 31
                                                  -----------------------------------------
                                                    1997            1998            1999
                                                  ---------       ---------       ---------
Revenues:
     Coin calls ............................      $  58,520       $  52,544       $  40,598
     Non-coin telecommunication services ...         50,624          42,432          36,795
     Dial-around compensation adjustment ...           (395)         (3,733)           --
     Other .................................            500             143             236
                                                  ---------       ---------       ---------
     Total revenues ........................        109,249          91,386          77,629
                                                  ---------       ---------       ---------
Costs and expenses:
     Line and transmission charges .........         24,518          29,607          19,663
     Telecommunication and validation fees .         11,599          11,344           9,467
     Location commissions ..................         16,628          14,179          12,231
     Field operations ......................         21,100          22,009          20,227
     Selling, general and administrative
       expenses ............................         10,713          12,354          10,515
     Depreciation and amortization .........         21,525          23,731          23,035
     Other unusual charges and
        contractual settlements ............          9,095           2,762           1,561
                                                  ---------       ---------       ---------
     Total operating expenses ..............        115,178         115,986          96,699
                                                  ---------       ---------       ---------
Loss from operations .......................         (5,929)        (24,600)        (19,070)
                                                  ---------       ---------       ---------
Other income (expense):
     Interest expense - related parties ....         (1,994)         (1,400)           --
     Interest expense - others .............        (15,891)        (19,364)        (20,737)
     Interest and other income .............            560             547             229
                                                  ---------       ---------       ---------
     Total other income (expense) ..........        (17,325)        (20,217)        (20,508)
                                                  ---------       ---------       ---------
Loss before extraordinary item .............        (23,254)        (44,817)        (39,578)
Extraordinary gain on extinguishment of debt           --              --            77,172
                                                  ---------       ---------       ---------
Net income (loss) ..........................      ($ 23,254)      ($ 44,817)      $  37,594
                                                  =========       =========       =========

Cash flow provided by (used in):

     Operating activities ..................      ($  4,720)      ($  6,470)      ($  1,537)
     Investing activities ..................        (57,197)         (6,763)         (2,302)
     Financing activities ..................         21,998          12,482           3,771

EBITDA from recurring operations (1) .......         24,691           1,893           5,526


(1) See Item 6, Selected Financial Data for definition of EBITDA from recurring operations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     REVENUES Total revenues decreased by $13,757,000 or 15.1% from $91,386,000 for the year ended December 31, 1998 to $77,629,000 for the year ended December 31, 1999. This decrease is primarily due to a decrease in the average number of installed pay telephones, a decline in coin call volume, and the decrease in revenues from non-coin telecommunication services, including dial-around compensation, as discussed below. The average number of installed pay telephones decreased from 43,282 for the year ended December 31, 1998 to 40,063 for the year ended December 31, 1999, a decrease of 3,219 or 7.4%. This decrease was principally due to decreases in pay telephones resulting from expired location contracts which were not renewed and the removal of approximately 2000 unprofitable pay telephones in the fourth quarter of 1999.

     Revenues from coin calls decreased by $11,946,000 or 22.7%, from $52,544,000 for the year ended December 31, 1998 to $40,598,000 for the year ended December 31, 1999. The decrease is primarily due to a decrease in the average number of payphones and a decline in the number of local and long distance coin calls. Long distance and local call volumes and coin revenues have been adversely affected by the growth of wireless communication services, which serves as an increasingly competitive alternative to payphone usage. Coin revenue from long distance calls have also declined due to the impact of dial-around calls placed from the Company's payphones as discussed below.

     Revenues from non-coin telecommunication services decreased by $5,637,000 or 13.3%, from $42,432,000 for the year ended December 31, 1998 to $36,795,000 for the year ended December 31, 1999. Of this decrease, long distance revenues from operator service providers decreased by $4,430,000 or 16.9% principally due to a reduction in the number of operator service calls as a result of continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. Revenues from dial-around compensation decreased by $1,207,000 or 7.5% compared to 1998 primarily due to the decrease in the average number of installed pay telephones. The Company also recorded an adjustment to revenues from dial-around compensation as a result of the regulatory changes in the rate of dial-around compensation as discussed below. Net revenues from dial-around compensation consists of:


                                                  1998               1999
                                               ------------       ------------
Amount included in revenue from
  non-coin telecommunication services ...      $ 16,187,000       $ 14,980,000
Retroactive adjustment for changes in
  accounting estimates of revenues
  recorded in prior years ...............        (3,733,000)              --
                                               ------------       ------------
Net revenue from dial-around compensation      $ 12,454,000       $ 14,980,000
                                               ============       ============


     Of the amount recorded as a retroactive adjustment to dial-around compensation in 1998, $3,222,000 relates to the Company's 1997 fiscal year and $511,000 relates to the Company's 1996 fiscal year. If revenues from dial-around compensation had been recorded at the then current rate ($0.238 per call or $31.18 per month based on 131 calls) the net revenue would have been $16,187,000 in 1998.

     Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act ("Section 276"), the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones through deregulation and competition (the "1996 Payphone Order). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers ("IXCs") for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone ("Flex Ani"). The FCC required that the local exchange carriers ("LECs") make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the "First Phase"), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation, and thereafter, set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131.

     The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Among other items, the Appeals Court found that the FCC erred in utilizing a market-based methodology for calculating the amount of dial-around compensation and further determined that the methodology for determining the allocation of payment among IXCs was erroneous. The Appeals Court remanded the 1996 Payphone Order to the FCC for further consideration.

     In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the "1997 Payphone Order"). The FCC utilized a market-based methodology to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the "Default Rate"). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the First Phase and reiterated that payphone providers were entitled to compensation for each and every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

     The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

     In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the Default Rate to $0.238, (the "Adjusted Default Rate) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1997 and 1998 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes.

     The 1999 Payphone Order deferred a final ruling on the First Phase treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the Adjusted Default Rate will be applied for periods in the First Phase. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through the effective date of the Adjusted Default Rate. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the further decrease in the Adjusted Default Rate. This adjustment of $6,075,000 included $2,342,000 recorded as revenue in the first nine months of 1998 and $3,733,000 recorded as revenue in prior years.

     The 1999 Payphone Order has been appealed by various parties. The Appeals Court heard oral arguments on the matter on February 2, 2000. Based upon the information available, the Company believes that the minimum amount it is entitled to receive as fair compensation under Section 276 for prior periods is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month. Further, the company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month.

    OPERATING EXPENSES. Total operating expenses decreased $19,287,000, or 16.6%, from $115,986,000 for the year ended December 31, 1998 to $96,699,000 for the year ended December 31, 1999. The decrease was due to decreases in line and transmission charges and all other categories of operating expenses. Such decreases were due in part to decreases in amounts charged by LECs for the provision of local telephone service, the decrease in the average number of installed pay telephones, the decrease in the number of sales, administrative and operating personnel and other cost reduction programs.

     Line and transmission charges decreased $9,944,000, or 33.6%, from $29,607,000 for the year ended December 31, 1998 to $19,663,000 for the year ended December 31, 1999. Line and transmission charges represented 32.4% of total revenues for the year ended December 31, 1998 and 25.3% of total revenues for the year ended December 31, 1999, a decrease of 7.1%. The dollar decrease was due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration, and lower line charges resulting from the use of CLECs. In 1999, the Company also recovered approximately $500,000 of current and prior year line charges resulting from cost-based rate reductions ordered by state regulators, $524,000 of promotional allowances, and approximately $664,000 of sales and excise taxes charged by LECs. The decrease as a percentage of revenues is primarily due to the lower line charges from CLECs and the amounts recovered from LECs as described above.

     Telecommunication and validation fees which consist primarily of processing costs relating to operator services decreased by $1,877,000, or 16.5%, from $11,344,000 for the year ended December 31, 1998 to

$9,467,000 for the year ended December 31, 1999. As a percentage of total revenues, telecommunication and validation fees decreased slightly from 12.4% of total revenues for the year ended December 31, 1998 to 12.2% for the year ended December 31, 1999. The dollar decrease was primarily the result of the decrease in the average number of installed pay telephones and the decrease in operator service calls in 1999 compared to 1998.

     Location commissions decreased $1,948,000, or 13.7%, from $14,179,000 for the year ended December 31, 1998 to $12,231,000 for the year ended December 31, 1999. Location commissions represented 15.5% of total revenues for the year ended December 31, 1998 and 15.8% for the year ended December 31, 1999, an increase of 0.3%. The dollar decrease reflects the effect of the decrease in revenues in 1999 compared to 1998 which is used as the basis for calculating location commissions. The percentage increase is due to the increase in commission rates in response to competitive demands for new location providers as well as renewal of location contracts with existing location providers.

     Field operations, which consist principally of personnel costs, rents and utilities of the local service facilities, and repair and maintenance of the Company's installed pay telephone base, decreased $1,782,000, or 8.1%, from $22,009,000 for the year ended December 31, 1998 to $20,227,000 for the year ended December 31, 1999. Field operations represented 24.1% of total revenues for the year ended December 31, 1998 and 26.1% of total revenues for the year ended December 31, 1999. The dollar decrease in 1999 compared to 1998 was primarily due to a decrease in sales and excise taxes as a result of the reduction in coin revenues in 1999, a decrease in the number of personnel, decreases in expenses resulting from closing three district operations facilities and other expense reduction efforts in 1999. The percentage increase was a result of the lower revenues during 1999.

     Selling, general and administrative expenses ("SG&A") expenses decreased $1,839,000, or 14.9%, from $12,354,000 for the year ended December 31, 1998 to
$10,515,000 for the year ended December 31, 1999. SG&A expenses represented 13.5% of total revenues for the years ended December 31, 1998 and 1999. The dollar decrease was primarily due to a decrease in administrative and sales personnel, a reduction in corporate office telephone expense and other decreases in administrative expenses as a result of cost reduction efforts in 1999. Decreases in SG&A expenses were offset in part by higher legal costs contributed by the Company to a trade association that is initiating legal action to collect dial-around compensation from IXCs on behalf of payphone providers.

     Depreciation and amortization decreased $696,000, or 2.9%, from $23,731,000 for the year ended December 31, 1998 to $23,035,000 for the year ended December 31, 1999. Depreciation and amortization represented 26.0% of total revenues for the year ended December 31, 1998 and 29.7% of total revenues for the year ended December 31, 1999, an increase of 3.7%. The dollar decrease was primarily due to the adoption of fresh start reporting on November 17, 1999. The Company's property and equipment and intangible assets were restated to reflect the reorganization value of the Company and depreciated or amortized over the estimated remaining useful life of such assets. The adoption of fresh start reporting resulted in lower depreciation and amortization in 1999 and is expected to result in lower depreciation and amortization in the future. The percentage increase in depreciation and amortization was due to the reduction in total revenues in 1999.

     Other unusual charges and contractual settlements decreased $1,201,000, or 43.5% from $2,762,000 for the year ended December 31, 1998 to $1,561,000 for the year ended December 31, 1999. For the year ended December 31, 1999, other unusual charges and contractual settlements consisted of: (i) professional fees and other costs related to the Company's Prepackaged Plan, $883,000; (ii) the write-off of abandoned location contracts, $864,000; (iii) other matters, $178,000; less (iv) recovery of expense relating to settlement of professional fees $364,000. Other unusual charges and contractual settlements represented 3.0% of total revenue in 1998 and 2.0% of total revenue in 1999, a decrease of 1.0%.

     OTHER INCOME (EXPENSE). Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense decreased $27,000, or 0.1%, from $20,764,000 for the year ended December 31, 1998 to $20,737,000 for the year ended December 31, 1999. Interest expense represented 22.7% of total revenues for the year ended December 31, 1998 and 26.7% of total revenues for the year ended December 31, 1999, an increase of 4.0%. The dollar decrease occurred as a result of the conversion of the Company's Senior Notes to Common Stock (Successor Company) pursuant to the Company's Prepackaged Plan.

Interest relating to the Senior Notes, including amortization of deferred financing costs, was $15,791,000 in 1998 and $13,905,000 in 1999 (through
November 17, 1999), a decrease of $1,886,000. This decrease was offset by an increase in interest expense relating to the Company's secured debt as a result of additional borrowings in 1998 and 1999 and an increase in interest rates. Interest expense is expected to decline in the future due to the elimination of interest relating to the Senior Notes. The increase in interest expense as a percentage of total revenues was due to the decrease in revenues in 1999. Interest and other income decreased $318,000, from $547,000 in 1998 to $229,000 in 1999. This decrease consisted of a decrease in interest income in 1999 and a decrease in other income, primarily due to the gain on the sale of the Company's Jacksonville, Texas land and building in 1998.

     EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain on extinguishment of debt of $77,172,000 in 1999 consists of the gain on conversion of Senior Notes to Common Stock (Successor Company) of $79,267,000 less a loss of $2,095,000 due to the write-off of deferred financing costs upon refinancing of the Company's Credit Agreement.

     EBITDA FROM RECURRING OPERATIONS. EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, other unusual charges and contractual settlements and extraordinary items) increased $3,633,000, or 191.9%, from $1,893,000 for the year ended December 31, 1998 to $5,526,000 for the year ended December 31, 1999. EBITDA from recurring operations represented 2.1% of total revenues for the year ended December 31, 1998 and 7.1% of total revenues for the year ended December 31, 1999, an increase of 5.0%. The dollar and percentage increases are primarily due to a $3,733,000 retroactive reduction in revenues from dial-around compensation in 1998 relating to regulatory changes in the rate of dial-around compensation applicable to prior years and the decrease in revenues in 1999. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles), as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     REVENUES Total revenues decreased by $17,863,000 or 16.4% from $109,249,000 for the year ended December 31, 1997 to $91,386,000 for the year ended December 31, 1998. This decrease was primarily due to a decline in call volume, offset in part by the increase in the local coin call rate from $0.25 to $0.35, and the decrease in revenues from non-coin telecommunication services, including dial-around compensation, as discussed below. The average number of installed pay telephones increased from 42,590 for the year ended December 31, 1997 to 43,282 for the year ended December 31, 1998, an increase of 692 or 1.6%. This increase was principally due to acquisitions in the second quarter of 1997 and in 1998 offset by decreases in pay telephones resulting from expired location contracts.

     Revenues from coin calls decreased by $5,976,000 or 10.2%, from $58,520,000 for the year ended December 31, 1997 to $52,544,000 for the year ended December 31, 1998. The decrease was primarily due to a decline in the number of local coin calls which historically represented approximately 70% of total coin revenue. During the fourth quarter of 1997, the Company increased its local coin call rate from $0.25 to $0.35 and, as initially expected, experienced a reduction in call volume. In addition, long distance and local call volumes and coin revenues were adversely affected by the growth of wireless communication services, which serves as an increasingly competitve alternative to payphone usage. To a lesser extent, coin revenues were adversely affected by changes in customer and geographic mix and adverse weather conditions in the first quarter of 1998.

     Revenues from non-coin telecommunication services decreased by $8,912,000 or 16.2%, from $50,624,000 for the year ended December 31, 1997 to $42,432,000 for the year ended December 31, 1998. Of this decrease, long distance revenues from operator service providers decreased by $5,280,000 or 16.7% principally due to a reduction in the number of operator service calls as a result of continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers were also adversely affected by the growth in wireless communications. In addition, revenues from dial-around compensation decreased by $2,913,000 or 15.3% compared to 1997 primarily due to the decrease in the dial-around compensation rate as a result of regulatory changes discussed above. Net revenues from dial-around compensation consisted of:


                                                  1997               1998
                                               ------------       ------------
Amount included in revenue from
  non-coin telecommunication services ...      $ 19,100,000       $ 16,187,000
Retroactive adjustment for changes in
  accounting estimates of revenues
  recorded in prior years ...............          (395,000)        (3,733,000)
                                               ------------       ------------
Net revenue from dial-around compensation      $ 18,705,000       $ 12,454,000
                                               ============       ============


     Of the amount recorded as a retroactive adjustment to dial-around compensation in 1998, $3,222,000 related to the Company's 1997 fiscal year and $511,000 related to the Company's 1996 fiscal year. The retroactive adjustment to dial-around compensation of $395,000 in 1997 related to the Company's 1996 fiscal year. If revenues from dial-around compensation had been recorded at the current rate ($0.238 per call or $31.18 per month based on 131 calls) the net revenue would have been $15,878,000 in 1997 and $16,187,000 in 1998.

     Other revenues decreased $357,000 from $500,000 for the year ended December 31, 1997 to $143,000 for the year ended December 31, 1998. This decrease was primarily due to revenues recognized in 1997 for the remaining portion of a deferred operator services bonus received in 1996.

OPERATING EXPENSES. Total operating expenses increased $808,000, or 0.7%, from $115,178,000 for the year ended December 31, 1997 to $115,986,000 for the year ended December 31, 1998. The increase was due to increases in line and transmission charges, selling, general and administrative expenses ("SG&A expense"), and depreciation and amortization. Such increases were due in part to increases in amounts charged by LECs for the provision of local telephone service, the increase in the average number of installed pay telephones, and the increase in the number of sales and administrative personnel added as a result of acquisitions in the first and second quarters of 1997. These increases were offset in part by the decreases in location commissions and other unusual charges and contractual settlements as explained below.

     Line and transmission charges increased $5,089,000, or 20.8%, from $24,518,000 for the year ended December 31, 1997 to $29,607,000 for the year ended December 31, 1998. Line and transmission charges represented 22.4% of total revenues for the year ended December 31, 1997 and 32.4% of total revenues for the year ended December 31, 1998, an increase of 10.0%. The dollar increase was due to the increase in the average number of installed pay telephones and the increase in the average line and transmission charge per phone. The average line and transmission charge per phone increased as a result of the increased charges by LECs for end user common line charges, Preferred Interexchange Carrier charges ("PICC"), Flex Ani charges for identification of dial-around calls originating from the Company's payphones, and to a more limited extent, state Universal Service Fund fees ("USF") passed through to users such as independent public pay telephone providers. The increase as a percentage of revenues also reflected the effect of the decrease in revenues discussed above.

     Telecommunication and validation fees which consist primarily of processing costs relating to operator services decreased by $255,000, or 2.2%, from $11,599,000 for the year ended December 31, 1997 to $11,344,000 for the year ended December 31, 1998. Telecommunication and validation fees represented 10.6% of total revenues for the year ended December 31, 1997 and 12.4% for the year ended December 31, 1998, an increase of 1.8%. The dollar decrease was primarily the result of the decrease in operator service calls in 1998 compared to 1997. The percentage increase was mostly the result of changes in the mix and call volumes processed by various operator service providers pursuant to contracts with different rates for providing such services.

     Location commissions decreased $2,449,000, or 14.7%, from $16,628,000 for the year ended December 31, 1997 to $14,179,000 for the year ended December 31, 1998. Location commissions represented 15.2% of total revenues for the year ended December 31, 1997 and 15.5% for the year ended December 31, 1998, an increase of 0.3%. The dollar decrease reflected the effect of the decrease in revenues and the increase in line and transmission charges which enter into the calculation of commissions. The percentage increase was due to the increase in commission rates in response to competitive demands for new location providers as well as renewal of location contracts with existing location providers. Higher commission rates on location contracts relating to acquisitions completed at the end of the second quarter of 1997 also contributed to the increase.

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

     Depreciation and amortization increased $2,206,000, or 10.2%, from $21,525,000 for the year ended December 31, 1997 to $23,731,000 for the year ended December 31, 1998. Depreciation and amortization represented 19.7% of total revenues for the year ended December 31, 1997 and 26.0% of total revenues for the year ended December 31, 1998, an increase of 6.3%. The dollar and percentage increases were primarily due to the acquisitions previously completed and expansion of the Company's public pay telephone base. The percentage increase was also due to the reduction in total revenues in 1998.

     Other unusual charges and contractual settlements decreased $6,333,000, or 69.6% from $9,095,000 for the year ended December 31, 1997 to $2,762,000 for the year ended December 31, 1998. For the year ended December 31, 1998, other unusual charges and contractual settlements consisted of: (i) costs incurred in connection with the Davel Merger Agreement which has been terminated, $1,426,000; (ii) certain fees relating to amendments to the Company's Credit Agreement, $328,000; (iii) legal and professional fees relating to the settlement of litigation relating to a former operator services agreement, $545,000; and (iv) settlement of other contractual obligations and other matters, $463,000. For the year ended December 31, 1997, other unusual charges and contractual settlements consisted of: (i) a forfeited deposit, professional fees and related expenses applicable to the termination of the proposed acquisition of Communications Central Inc., $7,771,000; (ii) legal and note holder consent solicitation fees relating to the amendments to the indenture for the Senior Notes, $761,000; and (iii) settlement of other contractual obligations and other items totaling $563,000. Other unusual charges and contractual settlements represented 8.3% of total revenue in 1997 and 3.0% of total revenue in 1998, a decrease of 5.3%.

     OTHER INCOME (EXPENSE). Other income (expense) was comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $2,879,000, or 16.1%, from $17,885,000 for the year ended December 31, 1997 to $20,764,000 for the year ended December 31, 1998. Interest expense represented 19.0% of total revenues for the year ended December 31, 1997 and 22.7% of total revenues for the year ended

December 31, 1998, an increase of 3.7%. The dollar and percentage increases were a result of the additional borrowings under the Company's Credit Agreement in 1997 and 1998 and the increase in the interest rate under the Third Amendment to the Credit Agreement in the second quarter of 1998. Interest and other income decreased $13,000, from $560,000 in 1997 to $547,000 in 1998. This decrease consists of a $351,000 decrease in interest income due to lower cash balances available for investment in 1998, offset by a $338,000 increase in other income. The increase in other income was primarily due to the sale of the Company's Jacksonville, Texas land and building in 1998.

     EBITDA FROM RECURRING OPERATIONS. EBITDA from recurring operations decreased $22,798,000, or 92.3%, from $24,691,000 for the year ended December 31, 1997 to $1,893,000 for the year ended December 31, 1998. EBITDA from recurring operations represented 22.6% of total revenues for the year ended December 31, 1997 and 2.1% of total revenues for the year ended December 31, 1998, a decrease of 20.5%. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation), and the increases in costs and expenses from operations. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATING ACTIVITIES Net cash used in operating activities during the fiscal years ended December 31, 1997, 1998 and 1999 was $4,720,000, $6,470,000 and $1,537,000, respectively. Net cash used in operating activities consisted primarily of the funding of operating losses (before extraordinary item), the increase in current assets in 1997 and the decrease in current liabilities in 1999, offset by depreciation and amortization, the increase in current liabilities in 1998, and non-cash interest charged to expense in 1999.

     The decrease in cash used in operating activities in 1999 compared to 1997 and 1998 reflects the reduction in cash interest paid on the Company's Senior Notes. Pursuant to the Company's Prepackaged Plan, interest relating to the Senior Notes was discharged and the amount charged to expense in 1999 was included in non-cash interest. In 1997 and 1998, the Company paid $15,000,000 and $7,500,000 of interest on the Senior Notes, respectively, a portion of which was paid from the proceeds of additional borrowings.

     The decrease in cash used in operating activities from 1998 to 1999 reflects the decrease in the Company's loss before extraordinary items from $44,817,000 in 1998 to $39,578,000 in 1999, a decrease of $5,239,000. The reduction in such loss is due to the decreases in all operating expense categories offset by the reduction in revenues from 1998 to 1999. The decreases in expenses were due in part to cost reduction initiatives implemented at the end of 1998 and during 1999.

     CASH FLOWS FROM INVESTING ACTIVITIES Cash used in investing activities during the fiscal years ended December 31, 1997, 1998 and 1999 was $57,197,000, $6,763,000 and $2,302,000, respectively. Cash used in investing activities consisted primarily of payments to acquire companies (including the Cherokee acquisition in January 1997) and capital expenditures resulting primarily from the purchase and installation of new pay telephone equipment and other expenditures to extend the useful life of existing pay telephone equipment.

     CASH FLOWS FROM FINANCING ACTIVITIES Cash provided by financing activities during the fiscal years ended December 31, 1997, 1998 and 1999 was $21,998,000, $12,482,000 and $3,771,000, respectively, which consisted primarily of net proceeds from borrowings under the Company's credit facilities and the Company Equity Offering offset by payments of debt related to refinancings, payment of debt financing costs other repayments of debt.

     THE COMPANY EQUITY OFFERING AND THE COMPANY DEBT OFFERING On December 18, 1996, the Company closed the following publicly underwritten offerings: (i) the sale of 6,750,000 shares of Common Stock (the "Company Equity Offering"), at a price to the public of $3.00 per share, for net proceeds to the Company therefrom of $18,295,000 and (ii) the sale of $125,000,000 aggregate principal amount of its 12% Senior Notes due 2006 (the "Company Debt Offering"), for net proceeds to the Company therefrom of $119,149,000. In connection with the Company Equity Offering, the Company also granted the underwriters a 45-day option to purchase up to 1,012,500 additional shares of Common Stock, at $3.00 per share (less an underwriting discount of $0.21 per share), solely to cover over-allotments (the "Over-Allotment Option"). The Company received $2,825,000 at the time the underwriters exercised their Over-Allotment Option on January 29, 1997. The Company used the net proceeds from the Company's Equity Offering and the Company Debt Offering to repay all of the remaining outstanding debt under the Company's former credit facility, to repay certain capital lease obligations and other indebtedness and to finance the Cherokee and Texas Coinphone acquisitions.

     Interest on the Senior Notes accrued at the rate of 12% per annum and was payable semi-annually in arrears on June 15 and December 15 each year. The Senior Notes contained covenants which, among other things, limited the Company's ability to incur additional indebtedness or pay dividends and which required the Company, in the event of a change in control of the Company, to offer to purchase the Senior Notes for 101% of their aggregate outstanding principal value plus accrued and unpaid interest. On December 30, 1997, the Company solicited and received the consent from its Noteholders to amend the indenture to increase the limit of permitted indebtedness and to modify the definition of consolidated net income to exclude certain non-recurring expenses and non-operating charges when calculating certain restrictive covenants. The Company incurred $625,000 in deferred financing costs to the Noteholders and $761,000 in fees relating to the solicitation of the Noteholders' consent to amend the indenture.

     The Company did not pay the semiannual interest payments which were due December 15, 1998 and June 15, 1999 on the Senior Notes and, pursuant to the terms of the indenture, the Company was in default on this debt. As of December 31, 1998, the principal balance due was classified as a current liability in the Company's consolidated balance sheet. On November 17, 1999, the Company converted the Senior Notes and accrued interest, net of deferred financing cost, to Common Stock (Successor Company) and recognized an extraordinary gain on extinguishment of this debt of $79,267,000.

     CREDIT AGREEMENT On May 30, 1997, the Company entered into an agreement ( the "Credit Agreement") with various lenders (collectively referred to as the "Lenders"). ING (US) Capital Corporation ("ING") was Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation were Co-Agents for the Lenders. ING was a significant shareholder of the Company's common equity. The Credit Agreement provided a $75,000,000 commitment of which $60,000,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000,000 was to be utilized for general working capital requirements ("Revolving Credit Commitment"). Borrowings accrued interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement was originally scheduled to mature on May 20, 2000 and all the Company's assets, including the installed public pay telephones, were pledged as collateral. The Company borrowed $17,700,000 under the Expansion Loan Commitment to complete the acquisitions of Advance, American, and London and to pay related acquisition and credit facility fees. The Company also borrowed $7,300,000 of the Revolving Credit Commitment for interest payments due under the Senior Notes and for general working capital purposes.

     The Credit Agreement included covenants which, among other things, required the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limited the incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

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

     On May 8, 1998, the Company amended the Credit Agreement (the "Third Amendment") and Foothill Capital Corporation ("Foothill"), as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment, the Revolving Credit Commitment remained at $20,000,000 and the Expansion Loan Commitment was reduced to $20,000,000. Interest was payable monthly in arrears at 2% above the Lender's reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement was extended to May 8, 2001. Certain financial covenants under the Credit agreement were also modified. The Company incurred $1,174,000 in fees and expenses in connection with the Third Amendment of which $328,000 was included in other unusual charges and contractual settlements in the Company's consolidated statements of operations in 1998.

     During the second quarter of 1998, the Company borrowed $10,547,000 under the Revolving Credit Commitment for interest payments due under the Company's Senior Notes, to fund acquisition and financing costs and for working capital. On July 3, 1998, the Company borrowed an additional $1,453,000, the remaining amount available under the Credit Agreement, to finance the cost of equipment upgrades relating to the pay telephones acquired in connection with the TDS acquisition.

     Beginning December 31, 1998, the Company was not in compliance with certain financial covenants and was in default under its Credit Agreement. Accordingly, the Company classified the amounts due under the Credit Agreement as a current liability in its consolidated balance sheet at December 31, 1998. In addition, beginning April 1, 1999, the Company was required to pay the default rate of interest, which was two percent per annum higher than the otherwise applicable rate (11.75% through July 21, 1999).

     In April 1999, the Company requested and received an additional advance of $2,500,000 which increased the principal balance outstanding under its Revolving Credit Commitment to $22,500,000. Proceeds of the advance were used for the payment of professional fees and expenses, loan fees and certain accounts payable. The Company also received a commitment from the Lenders to provide $45,900,000 in debtor-in-possession financing ("D.I.P." financing) in anticipation of the Case filed on July 14, 1999. The Company incurred $250,000 in fees relating to the additional advance and a $250,000 fee for the D.I.P. financing commitment.

     On July 21, 1999, the outstanding balance of the Credit Agreement was paid from the proceeds of the D.I.P. financing, the terms of which are described below. The Company incurred an extraordinary loss from extinguishment of debt of $2,095,000 due to the write-off of deferred financing costs related to the Credit Agreement.

DEBTOR-IN-POSSESSION LOAN AGREEMENT On July 14, 1999, the Company entered into a D.I.P. financing agreement ("D.I.P. Agreement") with Foothill. The D.I.P. Agreement provided a $45,900,000 revolving credit commitment, which was used to pay the outstanding balance, due under the Credit Agreement, including accrued interest on July 21, 1999. The Company also received advances totaling $2,649,000 for working capital purposes.

     Interest on the D.I.P. Agreement was payable monthly in arrears at 3% above the base rate (as defined therein) through November 12, 1999 and 3.75% above the base rate thereafter. The loan was secured by substantially all of the assets of the Company. The D.I.P. Agreement included covenants, which limited the incurrence of additional debt, capital leases, liens and the disposition of assets. On November 17, 1999, the Company refinanced the D.I.P. Agreement with its current lenders from the proceeds of the post reorganization loan described below.

POST REORGANIZATION LOAN AGREEMENT The Company executed an agreement with Foothill for post reorganization financing ("Exit Financing Agreement") on November 17, 1999. The Exit Financing Agreement provides for a $46,000,000 revolving credit commitment (the "Maximum Amount"), excluding interest and fees capitalized as part of the principal balance. The Exit Financing Agreement is secured by substantially all of the assets of the Company and matures on November 16, 2001.

     The Exit Financing Agreement provides for various fees aggregating $9,440,000 over the term of the loan, including a $1,150,000 deferred line fee, which is payable one year from the date of closing, together with interest thereon, and a $10,000 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement are subject to certain reductions for early prepayment, providing the Company is not in default on the Exit Financing Agreement.

     The Exit Financing Agreement provides for interest on the outstanding principal balance at 3% above the base rate (as defined in the Exit Financing Agreement), with interest on the Maximum Amount payable monthly in arrears. The Exit Financing Agreement, as amended on December 31, 1999, includes covenants, which among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio, interest coverage and minimum levels of earnings, payphones and operating cash (all as defined in the Exit Financing Agreement). Other covenants limit the incurrence of long-term debt, the level of capital expenditures, the payment of dividends, and the disposal of a substantial portion of the Company's assets.

WARRANT PUT OBLIGATION AND NOTE PAYABLE On October 18, 1999, in connection with the Prepackaged Plan, the Company reached an agreement with a former lender to settle a claim for the purported exercise of a put right relating to warrants to purchase shares of Series A Special Convertible Preferred Stock ("Series A Preferred"). The Series A Preferred was convertible into Common Stock. The claim was settled for $1,000,000 in the form of a note payable, subject to certain reductions for early payment, together with deferred interest at 5 % per annum, in five years. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled.

LIQUIDITY AND CAPITAL EXPENDITURES Management expects its recent profit improvement measures and the conversion of the Company's Senior Notes to Common Stock (Successor Company), including the elimination of required interest payments, to have a beneficial impact on cash flows provided by operating activities. Although there is no additional credit available under the Company's Exit Financing Agreement, the financial position of the reorganized Company has improved. The Company is currently seeking financing to replace the Exit Financing Agreement, to improve the liquidity of the Company and to reduce the cost of its debt service.

     For the year ended December 31, 1999, the Company had capital expenditures of $1,677,000 which were financed by cash flows from operating activities and proceeds from the Company's debt agreements. Capital expenditures are principally for replacement and expansion of the Company's installed public pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at December 31, 1999.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In accordance with SOP 90-7, the Company is required to adopt new accounting pronouncements that have an effective date within twelve months of the date of adoption of fresh start reporting. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000. The Company has not entered and has no current plans to enter into any transactions involving derivative financial instruments. Accordingly, the new standard had no effect on the Company's financial statements.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. The Company has not experienced any system failures or miscalculations resulting in disruptions of operations, or the inability to process transactions, send commissions, or engage in similar normal business activities. The cost to achieve full compliance in 1999 was not significant.

ITEM 7A.   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company's outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations primarily consist of approximately $49 million in borrowings under the Company's Exit Financing Agreement.

     The Company's earnings and cash flows are subject to market risk resulting from changes in interest rates with respect to its borrowings under its Exit Financing Agreement. The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because Management does not consider the potential impact of changes in interest rates to be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Registrant's accountants during the two most recent fiscal years, other than as previously reported. There have been no disagreements with the Registrant's accountants on any accounting or financial disclosure matters.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The description of the directors and executive officers of the Registrant is incorporated herein by reference to the section of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), entitled "Election of Directors", which Proxy Statement is expected to be filed in April 2000. In addition, the information set forth in the section of the Proxy Statement entitled "Section 16(a), Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the section of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders entitled "Executive Compensation", which Proxy Statement is expected to be filed in April 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the section of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management", which Proxy Statement is expected to be filed in April 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the section of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders entitled "Executive Compensation-Certain Transactions", which Proxy Statement is expected to be filed in April 2000.

     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.       FINANCIAL STATEMENTS

         Report of BDO Seidman, LLP, Independent Accountants....................................................F-1

         Report of PricewaterhouseCoopers LLP, Independent Accountants..........................................F-2

         Consolidated Balance Sheets as of December 31, 1998 and 1999...........................................F-3

         Consolidated Statements of Operations for the Years Ended December 31,
              1997 and 1998, the Ten Months and Seventeen Days Ended November
              17, 1999 and the One Month and
              Thirteen Days Ended December 31, 1999.............................................................F-4

         Statements of Changes in Mandatorily Redeemable Preferred Stock for the
              Years Ended December 31, 1997 and 1998, the Ten Months and
              Seventeen Days Ended November 17, 1999 and the One Month and
              Thirteen Days Ended December 31, 1999.............................................................F-5

         Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
             Common Stock and Other Shareholders' Equity (Deficit) for the Years
             Ended December 31, 1997 and 1998, the Ten Months and Seventeen Days
             Ended November 17, 1999 and the One Month and Thirteen Days Ended
             December 31, 1999..................................................................................F-6

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1998,
             The Ten Months and Seventeen Days Ended November 17, 1999 and
             the One Month and Thirteen Days Ended December 31, 1999............................................F-8

         Notes to Consolidated Financial Statements for the Years Ended December
              31, 1997 and 1998, the Ten Months and Seventeen Days Ended
              November 17, 1999 and the One Month and Thirteen Days Ended
              December 31, 1999.................................................................................F-9

2.       FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts........................................................F-28

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT NO.      DESCRIPTION

2.1 Agreement and Plan of Merger and Reorganization, dated June 11, 1998, by and among Davel Communications Group, Inc., Davel Holdings, Inc., D Subsidiary, Inc., PT Merger Corp. and PhoneTel Technologies, Inc. (12)*

2.2 Joint Reorganization Plan of PhoneTel Technologies, Inc. and Cherokee Communications, Inc. dated May 11, 1999 (16)*

2.3 Findings of Fact, Conclusions of Law and Order Confirming the Joint Reorganization Plan of PhoneTel Technologies, Inc. and Cherokee Communications, Inc. dated May 11, 1999. (16)*

3.1 Amended and Restated Articles of Incorporation of PhoneTel Technologies, Inc. dated as of November 17, 1999. (18)*

3.2 Amended and Restated Code of Regulations of PhoneTel Technologies, Inc. dated as of November 17, 1999. (18)*

4.1 Warrant Agreement dated as of November 15, 1999 between PhoneTel Technologies, Inc. and American Securities Transfer and Trust, Inc. with respect to New Warrants, including the form of Warrant Certificate. (18)*

4.2 Indenture relating to the Notes offered in the Company Debt Offering (including the form of Note). (4)*

5.1 Opinion of Tammy L. Martin, Esq. regarding validity of the Notes registered. (4)*


10.1 Master Agreement between The Cafaro Company and PhoneTel Technologies, Inc. dated December 23, 1992. (1)*

10.2 Agreement and Plan of Merger dated as of November 21, 1996 among PhoneTel Technologies, Inc., PhoneTel CCI, Inc., Cherokee Communication, Inc. and all of the shareholders of Cherokee Communications, Inc. (the "Cherokee Merger Agreement") (2)*

10.3 Escrow Agreement dated as of November 21, 1996 among Comerica Bank-Texas, as escrow agent, Cherokee Communications, Inc., Bill H. Bailey, Jr. and J. Bruce Duty, as duly authorized agents for all of the shareholders of Cherokee Communications, Inc., PhoneTel Technologies, Inc. and Bill H. Bailey, Jr., Jerry T. Beddow and Edward L. Marshall, individually. (2)*

10.4 Amendment dated as of December 31, 1996 to the Cherokee Merger Agreement. (3)*

10.5 Asset Purchase Agreement dated January 13, 1997, among PhoneTel Technologies, Inc., an Ohio Corporation, Texas Coinphone, a Texas general partnership, Pete W. Catalena and Dennis H. Goehring. (3)*

10.6 Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and Communications Central Inc. dated as of March 14, 1997. (5)*

10.7 First Supplemental Indenture, dated as of January 3, 1997, supplementing the Indenture, Dated as of December 18, 1996, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on
         Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes Due 2006. (6)*

10.8 Second Supplemental Indenture, dated as of May 29, 1997, supplementing the Indenture, Dated as of December 18, 1996, as supplemented by the First Supplemental Indenture dated as of January 3, 1997, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on
         Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes Due 2006. (6)*

10.9 First Amendment to Agreement and Plan of Merger by and among PhoneTel Technologies, Inc., PhoneTel Acquisition Corp. and Communications Central Inc. dated as of May 15, 1997. (6)*

10.10 $75,000,000 Credit Agreement dated as of May 30, 1997 among PhoneTel Technologies, Inc., as the Borrower, Various Lenders and ING (U.S.) Capital Corporation, as the Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders. (6)*

10.11 Settlement Agreement as of August 8, 1997 together with the Release and Termination of escrow agent between PhoneTel Technologies, Inc. and Bill H. Bailey, Jr. and J. Bruce Duty, as duly authorized agents on behalf of Bill H. Bailey, Jr., Edward L. Marshall, Jerry T. Beddow, C. Nelson Trimble, Berthel Fisher & Company Investments, Inc., Capital Southwest Corporation, Capital Southwest Venture Corporation, and Bank One Capital Partners, L.P., and Comerica Bank-Texas as escrow agent.
         (7)*

10.12 Third Supplemental Indenture, dated as of December 30, 1997, supplementing the Indenture, dated as of December 18, 1996, as supplemented by the First Supplemental Indenture, dated as of January 3, 1997, and the Second Supplemental Indenture, dated as of May 29, 1997, among PhoneTel Technologies, Inc., the Subsidiary Guarantors named on Schedule I thereto and Marine Midland Bank, as Trustee, $125,000,000 12% Senior Notes due 2006. (8)*

10.13 First Amendment to Credit Agreement, dated as of February 24, 1998, amending the $75,000,000 Credit Agreement dated as of May 30, 1997 among PhoneTel Technologies, Inc. as the Borrower, Various Lenders and ING (U.S.) Capital Corporation, as Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders. (8)*

10.14    PhoneTel Technologies, Inc. 1997 Stock Incentive Plan (9) *

10.15 Second Amendment to Credit Agreement and Waiver, dated as of March 31, 1998, amending the $75,000,000 Credit Agreement dated as of May 30, 1997, among PhoneTel Technologies, Inc. as the Borrower, various Lenders and ING (U.S.) Capital Corporation, as Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation, as Co-Agents for the Lenders (10)*

10.16 Third Amendment to Credit Agreement, dated as of May 8, 1998, between PhoneTel Technologies, Inc., as the Borrower, and Foothill Capital Corporation, as Replacement Agent and Lender, amending the Credit Agreement dated as of May 30, 1997, as amended, restated, supplemented, or otherwise modified from time to time, among PhoneTel Technologies, Inc. as the Borrower, various Lenders and ING (U.S.) Capital Corporation, as the former Agent of the Lenders. (11)*

10.17 Voting Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Mr. David R. Hill (12)*

10.18 Voting Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Samstock, L.L.C. (12)*

10.19 Voting Agreement, dated June 11, 1998, by an between PhoneTel Technologies, Inc. and Samstock, L.L.C. (12)*

10.20 Consulting and Non-Competition Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Mr. Peter Graf (12)*

10.21 Employment and Non-Competition Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Ms. Tammy Martin (12)*

10.22 Pay Phone Communications Services Agreement dated as of November 16, 1998 by and between Qwest Communications Corporation and USLD Communications, Inc. and PhoneTel Technologies, Inc. (14)*

10.23 Employment Agreement dated March 30, 1999 between PhoneTel Technologies, Inc. and John Chichester. (15)*

10.24 Loan and Security Agreement by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. as Borrower and the Financial Institutions that are Signatories Hereto and Foothill Capital Corporation as Agent dated July 14, 1999. (17)*

10.25 Loan and Security Agreement dated as of November 17, 1999, by and among PhoneTel Technologies, Inc., Cherokee Communications, Inc., the financial institutions that are signatories thereto and Foothill Capital Corporation as agent. (18)*

10.26    PhoneTel Technologies, Inc. 1999 Management Incentive Plan. (18)*

10.27 Registration Rights Agreement dated November 17, 1999 among PhoneTel Technologies, Inc. and the parties identified on Exhibit A thereto.
         (18)*

10.28 Operator Services Agreement for COCOT Payphones by and between One Call Communications, Inc. (d/b/a Opticom) and PhoneTel Technologies, Inc. dated January 21, 2000.

10.29 Lump Sum Bonus Addendum to Operator Services Agreement dated January 21, 2000 by and between Opticom and PhoneTel Technologies, Inc. dated January 21, 2000.

10.30 International Services Addendum to Operator Services Agreement dated January 21, 2000 by and between One Call Communications, Inc. ("Opticom") and PhoneTel Technologies, Inc. dated February 16, 2000.

10.31 Amendment Number One to Loan and Security Agreement dated as of December 31, 1999 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999 by and between Borrowers and Lenders.

99.1 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Peter Graf (12)*

99.2 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Steven Richman (12)*

99.3 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. George Henry (12)*

99.4 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Aron Katzman (12)*

99.5 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Joseph Abrams (12)*

99.6 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and ING (U.S.) Investment Corporation (12)*

99.7 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Cerberus Partners, L. P. (12)*

99.8 Joint Press Release of PhoneTel Technologies, Inc. and Davel Communications Group, Inc. dated June 12, 1998 (26)*

99.9 Press Release of PhoneTel Technologies, Inc. dated September 29, 1998 announcing the termination of merger with Davel Communications Group, Inc. and notification by AMEX regarding listing requirements. (13)*

21.1     Subsidiaries of PhoneTel Technologies, Inc.


27       Financial Data Schedule for the Year Ended December 31, 1999

----------------

*        Previously filed.

(1) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1992.

(2) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-13767), filed with the Securities and Exchange Commission on December 12, 1996.

(3)      Incorporated by reference from the Company's Form 8-K dated January 3,
         1997.

(4) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-15611), filed with the Securities and Exchange Commission on December 13, 1996.

(5) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1996.

(6) Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1997.

(7) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1997.

(8) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.

(9) Incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

(10) Incorporated by reference from the Company's Form 10-K/A-1 for the year ended December 31, 1997.

(11) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1998.

(12)     Incorporated by reference from the Company's Form 8-K dated June 11,
         1998.

(13) Incorporated by reference from the Company's Form 8-K dated September 28, 1998.

(14) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.

(15)     Incorporated by reference from the Company's Form 8-K dated April 6,
         1999.

(16)     Incorporated by reference from the Company's Form 8-K dated November 4,
         1999.

(17) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1999.

(18) Incorporated by reference from the Company's Form 8-K dated November 17, 1999.

(B)      REPORT ON FORM 8-K

         The Company filed a report on Form 8-K dated April 6, 1999, reporting under Item 5, other events, the appointment of John D. Chichester as President and Chief Executive Officer. The Company filed a report on Form 8-K dated November 4, 1999, reporting under Item 3, Bankruptcy or Receivership, the confirmation of the Company's plan of reorganization by the U.S. Bankruptcy Court for the Southern District of New York on October 20, 1999. The Company also filed a report on Form 8-K dated November 17, 1999, reporting under item 5, other events, the consumation of the Company's plan of reorganization previously confirmed by the U.S. Bankruptcy Court.

(C)      EXHIBITS

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a) 3 for a list of Exhibits hereto.

(D)      FINANCIAL STATEMENT SCHEDULE

         The Financial Statement Schedules to this Form 10-K are set forth as Exhibits 21.1 and 27.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
PhoneTel Technologies, Inc.
Cleveland, Ohio

         We have audited the accompanying consolidated balance sheets of PhoneTel Technologies, Inc. and its subsidiary as of December 31, 1999 (Successor Company) and the related consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and other shareholders' equity (deficit), and cash flows for the ten month and seventeen day period ended November 17, 1999 (Predecessor Company) and the one month and thirteen day period ended December 31, 1999 (Successor Company). We have also audited the consolidated balance sheet of PhoneTel Technologies, Inc. and its subsidiary as of December 31, 1998 and the related consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and other shareholders' equity (deficit), and cash flows for the year then ended (Predecessor Company). Our audits also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhoneTel Technologies, Inc. and its subsidiary as of December 31, 1999 (Successor Company) and the consolidated results of their operations and their cash flows for the ten month and seventeen day period ended November 17, 1999 (Predecessor Company) and the one month and thirteen day period ended December 31, 1999 (Successor Company), as well as the consolidated financial position as of December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended (Predecessor Company), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP


BDO Seidman, LLP
New York, New York
February 24, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Shareholders of
  PhoneTel Technologies, Inc.

In our opinion, the accompanying consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and the other shareholders' equity (deficit) and of cash flows present fairly, in all materials respects, the results of operations for PhoneTel Technologies, Inc. and its subsidiaries and their cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's working capital declined from $34,491,000 at December 31, 1996 to $7,839,000 at December 31, 1997, a
decrease of $31,652,000. Cash flows used in operating activities increased from $269,000 in 1996 to $4,720,000 in the year ended December 31, 1997, and the Company incurred net losses of $23,254,000 and $26,643,000 for the years ending December 31, 1997 and 1996, respectively. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio

March 31, 1998

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                  PREDECESSOR     SUCCESSOR
                                                                                    COMPANY        COMPANY
                                                                                  DECEMBER 31    DECEMBER 31
                                                                                     1998           1999
                                                                                  -----------    -----------
ASSETS
     Current assets:
         Cash                                                                      $   5,768      $   5,700
         Accounts receivable, net of allowance for doubtful accounts
            of $935 and $ 1,339, respectively                                         14,021         11,246
         Other current assets                                                          1,389          1,144
                                                                                   ---------      ---------
                Total current assets                                                  21,178         18,090

     Property and equipment, net                                                      27,837         22,741
     Intangible assets, net                                                          101,073         83,057
     Other assets                                                                        586            511

                                                                                   ---------      ---------
                                                                                   $ 150,674      $ 124,399
                                                                                   =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
         12% Senior Notes                                                          $ 125,000             --
         Current portion of long-term debt and other liabilities                      41,691      $   1,172
         Accounts payable                                                              8,063          5,272
         Accrued expenses:
            Location commissions                                                       2,756          2,841
            Line and transmission charges                                              3,191          1,902
            Personal property and sales tax                                            3,145          2,672
            Interest                                                                   8,728            461
            Salaries, wages and benefits                                                 335            502
            Other                                                                        251            137
                                                                                   ---------      ---------
                Total current liabilities                                            193,160         14,959

     Long-term debt and other liabilities                                                 --         48,642
     Commitments and contingencies                                                        --             --
     14% Cumulative Convertible Preferred Stock Mandatorily Redeemable - $60
         stated value; 200,000 shares authorized, 107,918 shares issued and outstanding at December 31, 1998 (redemption amount of $9,512,
         originally due June 30, 2000)                                                 9,112             --

     Non-mandatorily Redeemable Preferred Stock, Common Stock
         and Other Shareholders' Equity (Deficit):
         Series A Special Convertible Preferred Stock - $0.20 par value, $0.20 stated value; 250,000 shares authorized at December 31,1998, no
           shares outstanding                                                             --             --
         Common Stock (Predecessor Company) - $0.01 par value;
            50,000,000 shares authorized, 18,754,133 shares issued and
            outstanding at December 31, 1998                                             188             --
         Common Stock (Successor Company) - $0.01 par value;
            15,000,000 shares authorized, 10,188,630 shares issued and
            outstanding at December 31, 1999                                                            102
         Additional Paid-in Capital                                                   61,233         63,390
         Accumulated Deficit                                                        (113,019)        (2,694)
                                                                                   ---------      ---------
                Total Non-mandatorily Redeemable Preferred Stock, Common
                   Stock and Other Shareholders' Equity (Deficit)                    (51,598)        60,798

                                                                                   ---------      ---------
                                                                                   $ 150,674      $ 124,399
                                                                                   =========      =========

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                                   SUCCESSOR
                                                                               PREDECESSOR COMPANY                  COMPANY
                                                                  --------------------------------------------    ------------
                                                                                                   TEN MONTHS       ONE MONTH
                                                                                                  AND SEVENTEEN   AND THIRTEEN
                                                                        YEAR ENDED DECEMBER 31     DAYS ENDED      DAYS ENDED
                                                                  ----------------------------     NOVEMBER 17     DECEMBER 31
                                                                      1997            1998            1999            1999
                                                                  ------------    ------------    -------------   ------------
REVENUES:
     Coin calls                                                   $     58,520    $     52,544    $     36,220    $      4,378
     Non-coin telecommunication services                                50,624          42,432          33,227           3,568
     Dial-around compensation adjustment                                  (395)         (3,733)             --              --
     Other                                                                 500             143             210              26
                                                                  ------------    ------------    ------------    ------------
                                                                       109,249          91,386          69,657           7,972
                                                                  ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
     Line and transmission charges                                      24,518          29,607          17,575           2,088
     Telecommunication and validation fees                              11,599          11,344           8,507             960
     Location commissions                                               16,628          14,179          11,263             968
     Field operations                                                   21,100          22,009          18,043           2,184
     Selling, general and administrative                                10,713          12,354           9,156           1,359
     Depreciation and amortization                                      21,525          23,731          20,719           2,316
     Other unusual charges (income) and contractual settlements          9,095           2,762           1,894            (333)
                                                                  ------------    ------------    ------------    ------------
                                                                       115,178         115,986          87,157           9,542
                                                                  ------------    ------------    ------------    ------------

         Loss from operations                                           (5,929)        (24,600)        (17,500)         (1,570)
                                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Interest expense - related parties                                 (1,994)         (1,400)             --              --
     Interest expense - others                                         (15,891)        (19,364)        (19,575)         (1,162)
     Interest and other income                                             560             547             191              38
                                                                  ------------    ------------    ------------    ------------
                                                                       (17,325)        (20,217)        (19,384)         (1,124)
                                                                  ------------    ------------    ------------    ------------

Loss before extraordinary item                                         (23,254)        (44,817)        (36,884)         (2,694)
Extraordinary item:
     Gain on extinguishment of debt                                         --              --          77,172              --
                                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                                 ($    23,254)   ($    44,817)   $     40,288    ($     2,694)
                                                                  ============    ============    ============    ============


EARNINGS (LOSS) PER SHARE CALCULATION:
     Loss before extraordinary item                               ($    23,254)   ($    44,817)   ($    36,884)   ($     2,694)
     Preferred dividend payable in kind                                   (514)           (268)            (13)             --
     Accretion of 14% Preferred to its redemption value                   (494)         (1,128)         (1,197)             --
                                                                  ------------    ------------    ------------    ------------
Loss before extraordinary item applicable to
     common shareholders                                               (24,262)        (46,213)        (38,094)         (2,694)
Extraordinary item:
     Gain on extinguishment of debt                                         --              --          77,172              --
                                                                  ------------    ------------    ------------    ------------

Net income (loss) applicable to common shareholders               ($    24,262)   ($    46,213)   $     39,078    ($     2,694)
                                                                  ============    ============    ============    ============

Loss per common share before extraordinary item                   ($      1.51)   ($      2.73)   ($      2.03)   ($      0.26)
Extraordinary gain per common share, basic and diluted                      --              --            4.11              --
                                                                  ------------    ------------    ------------    ------------

Net income (loss) per common share, basic and diluted             ($      1.51)   ($      2.73)   $       2.08    ($      0.26)
                                                                  ============    ============    ============    ============

Weighted average number of shares, basic and diluted                16,040,035      16,923,499      18,754,133      10,188,630
                                                                  ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                             PREDECESSOR COMPANY                       SUCCESSOR COMPANY
                                         ----------------------------------------------------------    ------------------
                                               YEAR ENDED DECEMBER 31             TEN MONTHS AND          ONE MONTH AND
                                         -----------------------------------   SEVENTEEN DAYS ENDED    THIRTEEN DAYS ENDED
                                               1997               1998          NOVEMBER 17, 1999       DECEMBER 31, 1999
                                         ----------------   ----------------   --------------------    ------------------
                                         SHARES    AMOUNT   SHARES    AMOUNT    SHARES      AMOUNT     SHARES      AMOUNT
                                         -------   ------   -------   ------   --------    --------    ------      ------
14% CUMULATIVE
     REDEEMABLE CONVERTIBLE
         PREFERRED STOCK
     Balance, beginning of period        120,387   $6,708   138,147   $7,716    158,527    $  9,112        --          --
     Dividends payable-in-kind            17,760      514    20,380      268     17,234          13        --          --
     Accretion of carrying value
         to amount payable at
         redemption on June 30, 2000          --      494        --    1,128         --       1,197        --          --
     Shares exchanged for Common Stock
         of Successor Company                 --       --        --       --   (175,761)    (10,322)       --          --
                                         -------   ------   -------   ------   --------    --------    ------      ------

     Balance, end of period              138,147   $7,716   158,527   $9,112         --    $     --        --          --
                                         =======   ======   =======   ======   ========    ========    ======      ======

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
         COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                              PREDECESSOR COMPANY
                                                --------------------------------------------------------------------------
                                                             YEAR ENDED DECEMBER 31                    TEN MONTHS AND
                                                ------------------------------------------------     SEVENTEEN DAYS ENDED
                                                           1997                     1998              NOVEMBER 17, 1999
                                                -----------------------   ----------------------    ----------------------
                                                  SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
                                                -----------    -------    -----------    -------    -----------    -------
SERIES A SPECIAL CONVERTIBLE
     PREFERRED STOCK
     Balance, beginning of period                        --         --             --         --             --         --
     Exercise of Warrants                            12,500    $     3        100,875    $    20         89,912    $    18
     Conversion to Common Stock
         (Predecessor Company)                      (12,500)        (3)      (100,875)       (20)       (89,912)       (18)
                                                -----------    -------    -----------    -------    -----------    -------
     Balance, end of period                              --         --             --         --             --         --
                                                ===========    -------    ===========    -------    ===========    -------

COMMON STOCK (PREDECESSOR COMPANY)
     Balance, beginning of period                14,488,828        145     16,360,829        164     18,754,133        188
     Company Equity Offering                      1,012,500         10             --         --             --         --
     Exercise of warrants and options               409,754          4        375,804          4             --         --
     Conversion of Series A Preferred               250,000          3      2,017,500         20      1,798,240         18
     Exchanged for new Common Stock                      --         --             --         --    (20,552,373)      (206)
     Other issuances of stock                       199,747          2             --         --             --         --
                                                -----------    -------    -----------    -------    -----------    -------
     Balance, end of period                      16,360,829        164     18,754,133        188             --         --
                                                ===========    -------    ===========    -------    ===========    -------

COMMON STOCK (SUCCESSOR COMPANY)
     Balance, beginning of period                        --         --             --         --             --         --
     New Common Stock issued in exchange for:
         12% Senior Notes                                --         --             --         --      9,500,000         95
         14% Preferred Stock                             --         --             --         --        325,000          3
         Old Common Stock                                --         --             --         --        175,000          2
         Services                                        --         --             --         --        205,000          2
     Redemption in settlement of Warrant
         Put Obligation                                  --         --             --         --        (16,370)        --
                                                -----------    -------    -----------    -------    -----------    -------
     Balance, end of period                              --         --             --         --     10,188,630        102
                                                ===========    -------    ===========    -------    ===========    -------

ADDITIONAL PAID-IN CAPITAL
     Balance, beginning of period                               59,104                    62,600                    61,233
     Company Equity Offering, net                                2,815                        --                        --
     Exercise of warrants and options                              101                        25                        --
     New Common Stock issued in exchange for:
         12% Senior Notes                                           --                        --                    58,805
         14% Preferred Stock                                        --                        --                    10,102
         Old Common Stock                                           --                        --                        87
         Services                                                   --                        --                     1,269
     Warrants issued in exchange for old
         Common Stock and 14% Preferred                                                                                333
     Exercise of warrants - Series A Preferred                      --                       (20)                      (18)
     Put under warrants issued for
         Series A Preferred                                         --                    (1,452)                      452
     Other issuances of stock and warrants                         580                        80                        --
     Fresh start accounting adjustment                              --                        --                   (68,873)
                                                               -------                   -------                   -------
     Balance, end of period                                      62,600                   61,233                    63,390
                                                               -------                   -------                   -------

ACCUMULATED DEFICIT
     Balance, beginning of period                              (42,544)                  (66,806)                 (113,019)
     Net income (loss )                                        (23,254)                  (44,817)                   40,288
     Dividends payable in-kind on 14%
                    Preferred and accretion                     (1,008)                   (1,396)                   (1,210)
     Fresh start accounting adjustment                              --                        --                    73,941
                                                               -------                   -------                   -------
     Balance, end of period                                    (66,806)                 (113,019)                       --
                                                               -------                   -------                   -------

TOTAL NON-MANDATORILY REDEEMABLE
     PREFERRED STOCK, COMMON STOCK AND
     OTHER SHAREHOLDERS' EQUITY (DEFICIT)                      ($4,042)                 ($51,598)                  $63,492
                                                               =======                   =======                   =======

                                                    SUCCESSOR COMPANY
                                                   --------------------
                                                      ONE MONTH AND
                                                   THIRTEEN DAYS ENDED
                                                    DECEMBER 31, 1999
                                                   --------------------
                                                     SHARES     AMOUNT
                                                   ----------   -------
SERIES A SPECIAL CONVERTIBLE
     PREFERRED STOCK
     Balance, beginning of period                          --        --
     Exercise of Warrants                                  --        --
     Conversion to Common Stock
         (Predecessor Company)                             --        --
                                                   ----------   -------
     Balance, end of period                                --        --
                                                   ==========   -------

COMMON STOCK (PREDECESSOR COMPANY)
     Balance, beginning of period                          --        --
     Company Equity Offering                               --        --
     Exercise of warrants and options                      --        --
     Conversion of Series A Preferred                      --        --
     Exchanged for new Common Stock                        --        --
     Other issuances of stock                              --        --
                                                   ----------   -------
     Balance, end of period                                --        --
                                                   ==========   -------

COMMON STOCK (SUCCESSOR COMPANY)
     Balance, beginning of period                  10,188,630   $   102
     New Common Stock issued in exchange for:
         12% Senior Notes                                  --        --
         14% Preferred Stock                               --        --
         Old Common Stock                                  --        --
         Services                                          --        --
     Redemption in settlement of Warrant
         Put Obligation                                    --        --
                                                   ----------   -------
     Balance, end of period                        10,188,630       102
                                                   ==========   -------

ADDITIONAL PAID-IN CAPITAL
     Balance, beginning of period                                63,390
     Company Equity Offering, net                                    --
     Exercise of warrants and options                                --
     New Common Stock issued in exchange for:
         12% Senior Notes                                            --
         14% Preferred Stock                                         --
         Old Common Stock                                            --
         Services                                                    --
     Warrants issued in exchange for old
         Common Stock and 14% Preferred                              --
     Exercise of warrants - Series A Preferred                       --
     Put under warrants issued for
         Series A Preferred                                          --
     Other issuances of stock and warrants                           --
     Fresh start accounting adjustment                               --
                                                                -------
     Balance, end of period                                      63,390
                                                                -------

ACCUMULATED DEFICIT
     Balance, beginning of period                                    --
     Net income (loss )                                          (2,694)
     Dividends payable in-kind on 14%
                    Preferred and accretion                          --
     Fresh start accounting adjustment                               --
                                                                -------
     Balance, end of period                                      (2,694)
                                                                -------

TOTAL NON-MANDATORILY REDEEMABLE
     PREFERRED STOCK, COMMON STOCK AND
     OTHER SHAREHOLDERS' EQUITY (DEFICIT)                       $60,798
                                                                =======


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                                        SUCCESSOR
                                                                                    PREDECESSOR COMPANY                  COMPANY
                                                                        -----------------------------------------     -------------

                                                                                                      TEN MONTHS       ONE MONTH
                                                                                                    AND SEVENTEEN     AND THIRTEEN
                                                                        YEAR ENDED DECEMBER 31        DAYS ENDED       DAYS ENDED
                                                                        -------------------------     NOVEMBER 17      DECEMBER 31
                                                                           1997           1998           1999             1999
                                                                        ---------       ---------   -------------     -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                                                   ($23,254)      ($44,817)      $ 40,288          ($2,694)
     Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
         Depreciation and amortization                                     21,525         23,731         20,719            2,316
         Extraordinary gain on extinguishment of debt                          --             --        (77,172)              --
         Amortization of deferred revenues                                   (300)            --             --               --
         Increase in allowance for doubtful accounts                          267            428            345               59
         Non-cash interest expense                                          1,275          1,852         15,154              407
         Write-off of intangible assets                                        --             --            864               --
         Gain on disposal of assets                                            --           (335)           (51)              (4)
         Changes in current assets, net of assets acquired                 (4,735)         1,413          2,178              438
         Change in current liabilities, net of liabilities assumed and
            reclassification of long-term debt                                502         11,258         (3,010)          (1,374)
                                                                         --------       --------       --------          -------
                                                                           (4,720)        (6,470)          (685)            (852)
                                                                         --------       --------       --------          -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisitions                                                         (48,687)        (2,669)            --               --
     Purchases of property and equipment                                   (7,937)        (3,580)        (1,538)            (139)
     Proceeds from sale of assets                                             789            468             72                4
     Acquisition of intangible assets                                      (1,265)          (737)          (469)            (306)
     Other deferred charges                                                   (97)          (245)            53               21
                                                                         --------       --------       --------          -------
                                                                          (57,197)        (6,763)        (1,882)            (420)
                                                                         --------       --------       --------          -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from debt issuances                                             110         12,002         96,105              630
     Proceeds from shareholder debt                                        25,000          3,090             --               --
     Net proceeds from Company Equity Offering                              2,825             --             --               --
     Principal payments on borrowings                                      (1,642)          (724)       (88,206)              (4)
     Debt financing costs                                                  (4,402)        (1,915)        (3,191)            (230)
     Debt restructuring costs                                                  --             --         (1,333)              --
     Proceeds from warrant and option exercises                               107             29             --               --
                                                                         --------       --------       --------          -------
                                                                           21,998         12,482          3,375              396
                                                                         --------       --------       --------          -------

Increase (decrease) in cash                                               (39,919)          (751)           808             (876)
Cash, beginning of period                                                  46,438          6,519          5,768            6,576
                                                                         --------       --------       --------          -------
Cash, end of period                                                      $  6,519       $  5,768       $  6,576          $ 5,700
                                                                         ========       ========       ========          =======

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                                  SUCCESSOR
                                                                                 PREDECESSOR COMPANY               COMPANY
                                                                     -----------------------------------------  ------------

                                                                                                  TEN MONTHS     ONE MONTH
                                                                                                 AND SEVENTEEN  AND THIRTEEN
                                                                     YEAR ENDED DECEMBER 31       DAYS ENDED     DAYS ENDED
                                                                     --------------------------   NOVEMBER 17   DECEMBER 31
                                                                        1997            1998          1999          1999
                                                                     ---------       ---------   -------------  ------------
SUPPLEMENTAL DISCLOSURE:
     Interest paid during the period                                 $  16,395       $  11,171     $   4,970      $   223
                                                                     =========       =========     =========      =======


NON-CASH TRANSACTIONS:
     Common Stock (Successor Company) issued in exchange for:
         12% Senior Notes                                                   --              --     $  58,900           --
         14% Preferred                                                      --              --         2,015           --
         Old Common Stock                                                   --              --         1,085           --
         Services                                                                           --         1,271           --
     Warrants for Common Stock (Successor Company) issued in
         exchange for old Common Stock and 14% Preferred                    --              --           333           --
     Common Stock or warrants for Common Stock issued for services   $     208       $      80            --           --
     Put related to warrants issued for Series A Preferred                  --           1,452          (452)          --
     Common Stock issued in payment of  debt and interest                  374              --            --           --
                                                                     ---------       ---------     ---------      -------
                                                                     $     582       $   1,532     $  63,152           --
                                                                     =========       =========     =========      =======

   The accompanying notes are an integral part of these financial statements.

                   PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND
           1998, THE TEN MONTHS AND SEVENTEEN DAYS ENDED NOVEMBER 17,
         1999 (PREDECESSOR COMPANY) AND THE ONE MONTH AND THIRTEEN DAYS
                   ENDED DECEMBER 31, 1999 (SUCCESSOR COMPANY)
              (IN THOUSANDS EXCEPT INSTALLED PUBLIC PAY TELEPHONES,
                     PER CALL, SHARE AND PER SHARE AMOUNTS)

1.         DEBT RESTRUCTURING AND CHAPTER 11 BANKRUPTCY FILING

         PhoneTel Technologies, Inc. and its subsidiary, Cherokee Communications, Inc., (the "Company") operate in a single business segment within the telecommunications industry. The Company specializes in the business of installing and operating public pay telephones on a revenue sharing basis and offering operator assisted long distance services. At December 31, 1997, 1998 and 1999, the Company operated 43,847, 43,248 and 36,747 installed public pay telephones, respectively. The Company's operations are regulated by the Public Service or Utility Commissions of the various States and the Federal Communications Commission.

     In January 1999, the Company announced that it had reached an agreement in principle with an unofficial committee of Senior Noteholders (the "Unofficial Committee") of its $125,000 aggregate principal amount 12% Senior Notes, due 2006 (the "Senior Notes") providing for the conversion, through a prepackaged plan of reorganization (the "Prepackaged Plan"), of the Senior Notes and accrued interest thereon into 95% of a new issue of common stock, $0.01 par value per share ("Common Stock (Successor Company)") of the reorganized Company (the "Restructuring").

     The Company solicited acceptances of the Prepackaged Plan from the holders of the Senior Notes and the 14% Cumulative Redeemable Convertible Preferred Stock (the "14% Preferred") in anticipation of the commencement of a case under chapter 11 of the Bankruptcy Code (the "Case"). Effective June 11, 1999, the Company obtained acceptances of the Prepackaged Plan from holders of 99.9 percent of the Senior Notes and 100 percent of the 14% Preferred shares voting in response to the solicitation. Such acceptances substantially exceeded the levels required to confirm the Prepackaged Plan.

     On July 14, 1999, the Company commenced the Case in the U.S. Bankruptcy Court in the Southern District of New York (the "Court") and thereafter continued to operate its business as a debtor-in-possession. The Company also obtained an order from the Court which allowed the Company to pay prepetition and postpetition claims of employees, trade and other creditors, other than the Senior Note claims, in the ordinary course of business.

    On October 20, 1999, the Court confirmed the Prepackaged Plan. On November 17, 1999, the Company executed a post reorganization loan agreement ("Exit Financing Agreement") and consummated the Prepackaged Plan. Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Senior Notes are to be paid in full in the ordinary course, unless otherwise agreed, with the Company retaining its rights and defenses with respect to such claims. Holders of the Senior Notes received 9,500,000 shares of the Common Stock (Successor Company) in exchange for the Senior Notes. In addition, the Unofficial Committee representing a majority in principal amount of the Senior Notes appointed four of the five members of the Board of Directors of the Company (the "New Board"). Peter G. Graf, the former Chairman and Chief Executive Officer, continues to serve as a Director on the New Board for a period of one year following the consummation of the Prepackaged Plan.

    Holders of the 14% Preferred received 325,000 shares of Common Stock (Successor Company) and warrants to purchase up to 722,200 shares of Common Stock (Successor Company) at an exercise price of $10.50 per share which expire three years from the date of grant ("New Warrants"). Holders of existing Common Stock received 175,000 shares of Common Stock (Successor Company) and New Warrants to purchase up to 388,900 shares of Common Stock (Successor Company). Options and warrants to purchase existing common stock were extinguished pursuant to the Prepackaged Plan.

     The equity interests issued in connection with the Prepackaged Plan are subject to dilution by certain other equity issuances, including the issuance of 205,000 shares of Common Stock (Successor Company) to certain financial advisors for services rendered in connection with the reorganization, and issuances resulting from the exercise of certain options to purchase up to 5% of Common Stock (Successor Company) to be issued by the New Board pursuant to the terms of a management incentive plan ("1999 Management Incentive Plan") and other awards included as part of the Prepackaged Plan.

     As of November 17, 1999 (the "Consummation Date"), the total amount of Common Stock (Successor Company) outstanding, after giving effect to the Common Stock (Successor Company) and New Warrants forfeited in connection with the warrant put obligation settlement described in Note 10, was 10,188,630 shares. In addition, 1,074,721 shares of Common Stock (Successor Company) are reserved for future issuance upon the exercise of the New Warrants, and an amount equal to 5% of the shares of Common Stock (Successor Company) is reserved for issuance pursuant to the terms of the 1999 Management Incentive Plan. Under its Amended and Restated Articles of Incorporation confirmed as part of the Prepackaged Plan, the total authorized capital stock of the Company is 15,000,000 shares of Common Stock (Successor Company).

2.       FRESH START REPORTING

     Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"). The Company has recorded the effects of fresh start reporting as of November 17, 1999, the Consummation Date of the Company's Prepackaged Plan. In accordance with SOP 90-7, assets and liabilities have been restated as of November 17, 1999 to reflect the reorganization value of the Company, which approximates their fair value at the Consummation Date. In addition, the accumulated deficit of the Company through the Consummation Date has been eliminated and the debt and capital structure of the company has been recast pursuant to the provisions of the Prepackaged Plan. Thus, the balance sheet as of December 31, 1999 reflects a new reporting entity (the "Successor Company") and is not comparable to prior periods (the "Predecessor Company"). Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company report operations prior to the Consummation Date and the effect of adopting fresh start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

     The reorganization value of the Company's common equity of approximately $63,500 was determined by the Company with the assistance of its financial advisor. This advisor (1) reviewed certain historical information for recent years and interim periods; (2) reviewed certain internal financial and operating data; (3) met with senior management to discuss operations and future prospects;
(4) reviewed publicly available financial data and considered the market values of public companies deemed generally comparable to the operating business of the Company; (5) considered certain economic and industry information relevant to the operating business; (6) reviewed a four year forecast prepared by the Company; and (7) conducted such other analysis as appropriate. Based upon the foregoing, the financial advisor determined a range of values for the Company as of the Consummation Date. In developing this range of values the advisor, using rates of 15% to 20%, discounted the Company's four year forecasted free cash flows and an estimate of sales proceeds which would be received if the Company was sold at the end of the four year period within a range of comparable Company multiples. A portion of the reorganization value of the Company's common equity was assigned to the New Warrants issued to holders of the 14% Preferred and Common Stock of the Predecessor Company based upon the fair value of the New Warrants ($333 or $0.30 per warrant) with the remaining amount assigned to the Common Stock of the Successor Company (approximately $6.20 per share).

     Under fresh start reporting, the accumulated deficit of the Company at November 17, 1999 of approximately $73,941, which included the effects of the reorganization adjustments and the extraordinary gain on extinguishment of debt, was eliminated. In addition, the accumulated depreciation and accumulated amortization balances relating to the Company's property and equipment and intangible assets were reduced to zero as part of the fresh start reporting adjustment recognized to restate assets and liabilities to reflect the reorganization value of the Company.

The effects of the Company's Prepackaged Plan and fresh start reporting on the Company's condensed consolidated balance sheet at November 17, 1999 are as follows.

PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET
November 17, 1999

                                                  Predecessor
                                                     Company          (a)            (b)         Successor
                                                  Pre-emergence  Reorganization   Fresh Start     Company
                                                  Balance Sheet   Adjustments     Adjustment    Balance Sheet
                                                  -------------  --------------   -----------   -------------
Assets
     Current assets:
         Cash                                      $   6,576                                      $  6,576
         Accounts receivable, net                     11,179                                        11,179
         Other current assets                          1,708                                         1,708
                                                   ---------        ---------      ---------      --------
            Total current assets                      19,463               --             --        19,463

     Property and equipment, net                      21,979                       $   1,315        23,294
     Intangible assets, net                           80,762                           3,753        84,515
     Other assets                                        532                                           532
                                                   ---------        ---------      ---------      --------
                                                   $ 122,736               --      $   5,068      $127,804
                                                   =========        =========      =========      ========

Liabilities and Shareholders' Equity (Deficit)
     Current liabilities:
         Current portion of long-term debt         $   1,159                                      $  1,159
         Accounts payable                              9,174                                         9,174
         Accrued expenses                              5,987                                         5,987
                                                   ---------        ---------      ---------      --------
            Total current liabilities                 16,320               --             --        16,320

     12% Senior Notes, net                           139,438        ($139,438)                          --
     Other long-term debt                             47,992                                        47,992
     14% Preferred                                    10,322          (10,322)                          --

     Shareholders' Equity (Deficit):
         Series A Preferred                               --                                            --
         Common Stock (Predecessor Company)              188             (188)                          --
         Common Stock (Successor Company)                 --              102                          102
         Additional Paid-in Capital                   61,684           70,579      ($ 68,873)       63,390
         Accumulated Deficit                        (153,208)          79,267         73,941            --
                                                   ---------        ---------      ---------      --------
            Shareholders' Equity (Deficit)           (91,336)         149,760          5,068        63,492
                                                   ---------        ---------      ---------      --------
                                                   $ 122,736        $      --      $   5,068      $127,804
                                                   =========        =========      =========      ========

(a) To record the issuance of Common Stock (Successor Company) in exchange for the Senior Notes, 14% Preferred, Common Stock (Predecessor Company) and services rendered by certain financial advisors in connection with the Restructuring, less Common Stock (Successor Company) and New Warrants forfeited upon settlement of the warrant put obligation and the extraordinary gain on extinguishment of debt.

(b) To record assets and liabilities at their fair value pursuant to fresh start reporting and eliminate the existing accumulated deficit.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

     CASH AND CASH EQUIVALENTS

         The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes $1,419 on deposit under an informal arrangement at a bank, which is collateral for letters of credit issued to suppliers.

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

     INTANGIBLE ASSETS

         Intangible assets include costs incurred in obtaining new locations or in the acquisition of installed public pay telephones through business combinations ("location contracts"), non-compete agreements and deferred financing costs. Intangible assets are amortized over the estimated economic life of the respective location contracts, the term of the respective non-compete or financing agreement.

     IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically evaluates potential impairment of long-lived assets based upon the cash flows derived from each of the Company's operating districts, the lowest level for which operating cash flows for such asset groupings are identifiable. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows to be generated by the Company's assets groups (including any salvage values) are less than the related assets' carrying value. Impairment is measured based on the difference between the higher of the fair value of the assets or present value of the discounted expected future cash flows and the assets' carrying value. No impairment was recorded in 1997, 1998 or 1999.

     REVENUE RECOGNITION

         Revenues from coin calls, reselling operator assisted and long distance services, and compensation for dial-around calls are recognized in the period in which the customer places the related call.

     COMPREHENSIVE INCOME

         The Company has no items of comprehensive income or expense. Accordingly, the Company's comprehensive income and net income are equal for all periods presented.

     EARNINGS PER SHARE

         Basic earnings per share amounts are computed by dividing income or loss applicable to common shareholders by the weighted average number of shares outstanding during the period.

         Diluted earnings per share amounts are determined in the same manner as basic earnings per share except the number of shares is increased assuming exercise of stock options and warrants using the treasury stock method and conversion of the 14% Preferred. In addition, income or loss applicable to common shareholders is not adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. Diluted earnings per share amounts have not been reported because the Company has a net loss before extraordinary items and the impact of the assumed exercise of the stock options and warrants and the assumed conversion of the 14% Preferred is not dilutive.

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

     RECLASSIFICATIONS

         Certain amounts relating to 1997 and 1998 have been reclassified to conform to the current year presentation. The reclassifications have had no impact on total assets, shareholders' equity or net loss as previously reported.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of financial instruments are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 1998 and 1999, or that will be realized in the future. At December 31, 1998 and 1999, the difference between the estimated fair values of financial instruments and their carrying values was not material due to either short maturity terms or similarity to terms available to comparable companies in the open market.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In accordance with SOP 90-7, the Company is required to adopt new accounting pronouncements that have an effective date within twelve months of the date of adoption of fresh start reporting. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000. The Company has not entered and has no current plans to enter into any transactions involving derivative financial instruments. Accordingly, the new standard had no effect on the Company's financial statements.

4.       TERMINATION OF MERGER WITH DAVEL COMMUNICATIONS GROUP, INC.

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

     At December 31, 1999, the Company had incurred $1,446 of costs relating to the Davel Merger Agreement and related litigation. Such costs are included in other unusual charges and contractual settlements in the accompanying consolidated statements of operations.

5.       ACQUISITIONS AND MERGERS

     TERMINATION OF PROPOSED ACQUISITION

         On March 14, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Communications Central Inc. ("CCI"), pursuant to which on March 20, 1997 a wholly-owned subsidiary of the company commenced a tender offer (the "Offer") for all of the outstanding shares of common stock of CCI ("CCI Shares") at $12.85 per share in cash. The Offer expired on August 20, 1997. No CCI Shares were purchased and all CCI Shares tendered and not properly withdrawn at the time of expiration were returned by the depositary. On August 21, 1997, the Company announced that the Merger Agreement had been terminated and in connection therewith forfeited a $6,000 deposit that had been paid to CCI. The Company recorded a charge of $7,818 relating to the transaction, including the forfeited deposit and $1,818 in professional fees and related expenses in the third quarter of 1997.

     TDS TELECOMMUNICATIONS CORPORATION - MAY 18, 1998 ("TDS")

         The Company entered into an asset purchase agreement to acquire approximately 3,400 installed pay telephones from TDS's network of local exchange carriers for a purchase price of $851. The majority of the pay telephones acquired had to be upgraded with microprocessor technology needed to operate the pay telephones under the Company's operating and management information systems. The cost incurred to upgrade these pay telephones was approximately $1,717. The Company began operating these pay telephones during the last half of 1998.

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

     PURCHASE PRICE ACCOUNTING

         The Company recorded each of the above acquisitions as purchases and has included the operating results of the acquired entities in the statements of operations from the respective dates of acquisition. The difference between the total purchase price and the current assets and liabilities assumed has been allocated to property and equipment, location contracts and non-compete agreements based on the relative fair values. Fair values of location contracts are determined using discounted cash flows over the remaining estimated economic lives of the acquired location contracts. The amount of location contracts recorded for each acquisition and the estimated economic life of the acquired location contracts are as follows: London - $8,608, 102 months; Advance - $2,313, 120 months; American - $2,763, 103 months; Texas Coinphone - $3,097, 101 months; Cherokee - $53,103, 113 months.

     PRO FORMA FINANCIAL DATA (UNAUDITED)

         Set forth below is the Company's unaudited pro forma condensed statement of operations data for the year ended December 31, 1997 as though the Texas Coinphone, Advance, American and London acquisitions had occurred at the beginning of 1997.

         Total revenues                                $   114,638
         Net loss                                          (24,093)
         Net loss applicable to common shareholders        (25,101)
         Net loss per Common Share                           (1.56)

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

6.       ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). Dial-around calls include 1 (800) subscriber calls, as well as 1010xxx calls to access a long distance carrier or operator service provider selected by the caller. The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-phone or per-call rate in effect under orders issued by the FCC. Retroactive changes in the dial-around compensation rate pursuant to orders issued by the FCC are accounted for as changes in accounting estimates and are recorded as adjustments to revenue at the beginning of the most recent period prior to the announcement of such changes by the FCC. At December 31, 1998 and 1999, accounts receivable included $13,095 and $10,636, respectively arising from dial-around compensation. Such receivables are received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized. For the following periods, revenues from dial-around compensation consisted of:

                                                               Predecessor Company                   Successor Company
                                                     -------------------------------------------     -------------------
                                                                               Ten Months and           One Month and
                                                     Year Ended December 31  Seventeen Days Ended     Thirteen Days Ended
                                                     ----------------------      November 17             December 31
                                                        1997         1998           1999                    1999
                                                   -----------  ------------- ----------------         ---------
       Amount included in revenue from
         non-coin telecommunication services       $   19,100   $    16,187     $  13,325              $    1,655
       Retroactive adjustment for changes in
         accounting estimates of revenues
         recorded in prior years                         (395)       (3,733)           -                       -
                                                   ------------ -------------   ----------              ----------
       Net revenue from dial-around compensation   $   18,705   $    12,454     $  13,325              $    1,655
                                                   ==========   =============    =========              ==========


         Of the amount recorded as a retroactive adjustment to dial-around compensation in 1998, $3,222 relates to the Company's 1997 fiscal year and $511 relates to the Company's 1996 fiscal year. The retroactive adjustment to dial-around compensation of $395,000 in 1997 relates to the Company's 1996 fiscal year. If revenues from dial-around compensation had been recorded at the then current rate ($0.238 per call or $31.18 per month based on 131 calls), the net revenue for dial-around calls would have been $15,878 in 1997 and $16,187 in 1998.

     Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act ("Section 276"), the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones through deregulation and competition (the "1996 Payphone Order). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers ("IXCs") for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone ("Flex Ani"). The FCC required that the local exchange carriers ("LECs") make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the "First Phase"), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation, and thereafter, set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131.

     The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Among other items, the Appeals Court found that the FCC erred in utilizing a market-based methodology for calculating the amount of dial-around compensation and further determined that the methodology for determining the allocation of payment among IXCs was erroneous. The Appeals Court remanded the 1996 Payphone Order to the FCC for further consideration.

     In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the "1997 Payphone Order"). The FCC utilized a market-based methodology to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the "Default Rate"). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the First Phase and reiterated that payphone providers were entitled to compensation for each and every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

     The 1997 Payphone Order was subsequently appealed by various parties. In May, 1998 the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

     In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the Default Rate to $0.238, (the "Adjusted Default Rate) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1997 and 1998 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and reexamined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes.

     The 1999 Payphone Order deferred a final ruling on the First Phase treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the Adjusted Default Rate will be applied for periods in the First Phase. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through the effective date of the Adjusted Default Rate. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the further decrease in the Adjusted Default Rate. This adjustment of $6,075,000 included $2,342,000 recorded as revenue in the first nine months of 1998 and $3,733,000 recorded as revenue in prior years.

     The 1999 Payphone Order has been appealed by various parties. The Appeals Court heard oral arguments on the matter on February 2, 2000. Based upon the information available, the Company believes that the minimum amount it is entitled to receive as fair compensation under Section 276 for prior periods is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month. Further, the company does not believe that it is reasonably possible that the amount will be materially less than $31.18 per pay telephone per month.

7.       PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1999 consisted of the following:

                                                              Estimated          Predecessor          Successor
                                                            Useful Lives           Company             Company
                                                             (in years)             1998                1999
                                                             ----------       ----------------    ---------------
         Telephone boards, enclosures and cases                 3-10          $         47,518    $       22,427
         Furniture, fixtures and other equipment                3-5                      3,138               766
         Leasehold improvements                                 2-5                        473               241
                                                                              ----------------    --------------
                                                                                        51,129            23,434
             Less - accumulated depreciation                                           (23,292)             (693)
                                                                              ----------------    --------------
                                                                              $         27,837    $       22,741
                                                                              ================    ==============

     Under fresh start reporting, the carrying values of property and equipment have been restated as of November 17, 1999 to reflect the reorganization value of the Company and accumulated depreciation amounts have been eliminated. Depreciation expense was $7,270, $8,451, $7,374, and $693 for the years ended December 31, 1997 and 1998, the ten months and seventeen days ended November 17, 1999 and the one month and thirteen days ended December 31, 1999, respectively.

8.       INTANGIBLE ASSETS

     Intangible assets at December 31, 1998 and 1999 consisted of the following:

                                                                                 Predecessor        Successor
                                                        Amortization               Company            Company
                                                           Period                   1998               1999
                                                       --------------         ----------------    --------------
        Location contracts                              60-113 months         $        127,425    $       81,266
        Deferred financing costs                        24-120 months                   12,178             2,663
        Non-compete agreements                          24-60 months                     3,733             1,099
        Other                                           36-60 months                       589                22
                                                                              ----------------    --------------
                                                                                       143,925            85,050
        Less: accumulated amortization                                                 (42,852)           (1,993)
                                                                              ----------------    --------------
                                                                              $        101,073    $       83,057
                                                                              ================    ==============

     Under fresh start reporting, the carrying values of intangible assets have been restated as of November 17, 1999 to reflect the reorganization value of the Company and accumulated amortization amounts have been eliminated. Amortization of intangible assets, other than deferred financing costs, amounted to $14,255, $15,280, $13,345 and $1,623 for the years ended December 31, 1997 and 1998, the ten months and seventeen days ended November 17, 1999 and the one month and thirteen days ended December 31, 1999, respectively. Amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

9.       12% SENIOR NOTES

     On December 18, 1996, the Company completed a public debt offering of $125,000 aggregate principal amount 12% Senior Notes, due 2006, with interest payable semiannually on June 15 and December 15. The net proceeds of $119,149 were used to complete the Cherokee and Texas Coinphone acquisitions in January 1997, to repay other outstanding indebtedness, and for general corporate purposes. The Senior Notes contained covenants which, among other things, limited the Company's ability to incur additional indebtedness or pay dividends and which required the Company, in the event of a change in control of the Company, to offer to purchase the Senior Notes for 101% of their aggregate outstanding principal value plus accrued and unpaid interest. On December 30, 1997, the Company solicited and received the consent from its Noteholders to amend the indenture to increase the limit of permitted indebtedness and to modify the definition of consolidated net income to exclude certain non-recurring expenses and non-operating charges when calculating certain restrictive covenants. The Company incurred $625 in deferred financing costs to the Noteholders and $761 in fees relating to the solicitation of the Noteholders' consent to amend the indenture.

The Company did not pay the semiannual interest payments which were due December 15, 1998 and June 15, 1999 on the Senior Notes and, pursuant to the terms of the indenture, the Company was in default on this debt. As of December 31, 1998, the principal balance due was classified as a current liability in the accompanying consolidated balance sheet. As discussed in Note 1, the Company converted the Senior Notes and accrued interest to Common Stock (Successor Company) on November 17, 1999 and recognized an extraordinary gain on extinguishment of this debt, determined as follows:

        Senior Notes                                                                    $     125,000
        Accrued Interest (from June 16, 1998 to November 17, 1999)                             21,458
        Deferred financing costs, net                                                          (5,556)
        Debt restructuring costs (including $1,271 of Common Stock
          (Successor Company) issued for services)                                             (2,735)
                                                                                        -------------
        Net carrying value of Senior Notes                                                    138,167
        Fair value of 9,500,000 Common Shares (Successor Company)
          at $6.20 per share                                                                   58,900
                                                                                        -------------
        Extraordinary gain on extinguishment of debt                                    $      79,267
                                                                                        =============


10.     LONG-TERM DEBT AND OTHER LIABILITIES

        Long-term debt at December 31, 1998 and 1999 consisted of the following:

                                                                                 Predecessor          Successor
                                                                                   Company             Company
                                                                                    1998                1999
                                                                              ----------------    ----------------
        Related Party Debt and Credit Agreement,
             with interest payable monthly at 2%
             above the Lenders' reference rate                                $         40,014                 -
        Exit Financing Agreement, due November 16, 2001
             with interest payable monthly at 3% above
             the base rate (11.5% at December 31, 1999)                                      -     $       48,799
        Warrant Put Obligation and Note Payable                                          1,452              1,010
        Other notes payable                                                                225                  5
                                                                              ----------------     --------------
                                                                                        41,691             49,814
        Less current maturities                                                        (41,691)            (1,172)
                                                                              -------------------- --------------
                                                                              $              -     $       48,642
                                                                              ================     ==============


        Following are maturities of long-term debt for each of the next five years:

                           2000                                               $          1,172
                           2001                                                         47,632
                           2002                                                              -
                           2003                                                              -
                           2004                                                          1,010
                                                                              ----------------
                                                                              $         49,814
                                                                              ================

                                      F-19

     RELATED PARTY DEBT AND CREDIT AGREEMENT

         On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders (collectively referred to as the "Lenders"). ING (U.S.) Capital Corporation ("ING") was Agent for the Lenders and Transamerica Business Credit Corporation and Finova Capital Corporation were Co-Agents for the Lenders. ING was a significant shareholder of the Company's common equity. The Credit Agreement provided a $75,000 commitment of which $60,000 was to be utilized for future acquisitions ("Expansion Loan Commitment"), and $15,000 was to be utilized for general working capital requirements ("Revolving Credit Commitment"). Borrowings accrued interest at the ING Alternate Base Rate (as defined in the Credit Agreement) plus 1.50%. The Credit Agreement was originally scheduled to mature on May 20, 2000 and all the Company's assets, including the installed public pay telephones, were pledged as collateral. The Company borrowed $17,700 under the Expansion Loan Commitment to complete the acquisitions of Advance, American, and London and to pay related acquisition and credit facility fees. The Company also borrowed $7,300 of the Revolving Credit Commitment for interest payments due under the Senior Notes and for general working capital purposes.

         The Credit Agreement included covenants which, among other things, required the Company to maintain ratios as to fixed charges, debt to earnings, current ratio and interest coverage (all as defined in the Credit Agreement). Other covenants limited the incurrence of additional long-term debt, the level of capital expenditures, the incurrence of lease obligations and permitted investments.

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

     On May 8, 1998, the Company amended the Credit Agreement (the "Third Amendment") and Foothill Capital Corporation ("Foothill"), as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Third Amendment, the Revolving Credit Commitment remained at $20,000 and the Expansion Loan Commitment was reduced to $20,000. Interest was payable monthly in arrears at 2% above the Lender's reference rate (as defined in the Third Amendment) and the maturity date of the Credit Agreement was extended to May 8, 2001. Certain financial covenants under the Credit Agreement were also modified. The Company incurred $1,174 in fees and expenses in connection with the Third Amendment, of which $328 was included in other unusual charges and contractual settlements in the Company's consolidated statements of operations in 1998.

     During the second quarter of 1998, the Company borrowed $10,547 under the Revolving Credit Commitment for interest payments due under the Company's Senior Notes, to fund acquisition and financing costs and for working capital. On July 3, 1998, the Company borrowed an additional $1,453, the remaining amount available under the Credit Agreement, to finance the cost of equipment upgrades relating to the pay telephones acquired in connection with the TDS acquisition (See Note 5).

     Beginning December 31, 1998, the Company was not in compliance with certain financial covenants and was in default under the Credit Agreement. Accordingly, the Company classified the amounts due under the Credit Agreement as a current liability at December 31, 1998. In addition, beginning April 1, 1999, the Company was required to pay the default rate of interest, which was two percent per annum higher than the otherwise applicable rate (11.75% through July 21, 1999).

     In April 1999, the Company requested and received an additional advance of $2,500, which increased the principal balance outstanding under its Revolving Credit Commitment to $22,500. Proceeds of the advance were used for the payment of professional fees and expenses, loan fees and certain accounts payable. The Company also received a commitment from the Lenders to provide $45,900 in debtor-in-possession financing ("D.I.P." financing) in anticipation of the Case described in Note 1. The Company incurred $250 in fees relating to the additional advance and a $250 fee for the D.I.P. financing commitment.

     On July 21, 1999, the outstanding balance of the Credit Agreement was paid from the proceeds of the D.I.P. financing, the terms of which are described below. The Company incurred an extraordinary loss from extinguishment of debt of $2,095 due to the write-off of deferred financing costs related to the Credit Agreement.

DEBTOR-IN-POSSESSION LOAN AGREEMENT

     On July 14, 1999, the Company entered into a D.I.P. financing agreement ("D.I.P. Agreement") with Foothill. The D.I.P. Agreement provided a $45,900 revolving credit commitment, which was used to pay the outstanding balance, due under the Credit Agreement, including accrued interest on July 21, 1999. The Company also received advances totaling $2,649 for working capital purposes.

     Interest on the D.I.P. Agreement was payable monthly in arrears at 3% above the base rate (as defined therein) through November 12, 1999 and 3.75% above the base rate thereafter. The loan was secured by substantially all of the assets of the Company. The D.I.P. Agreement included covenants, which limited the incurrence of additional debt, capital leases, liens and the disposition of assets. On November 17, 1999, the Company refinanced the D.I.P. Agreement with its current lenders from the proceeds of the post reorganization loan described below.

POST REORGANIZATION LOAN AGREEMENT

     The Company executed an agreement with Foothill for post reorganization financing ("Exit Financing Agreement") on November 17, 1999. The Exit Financing Agreement provides for a $46,000 revolving credit commitment (the "Maximum Amount"), excluding interest and fees capitalized as part of the principal balance. The Exit Financing Agreement is secured by substantially all of the assets of the Company and matures on November 16, 2001.

     The Exit Financing Agreement provides for various fees aggregating $9,440 over the term of the loan, including a $1,150 deferred line fee, which is payable one year from the date of closing, together with interest thereon, and a $10 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement are subject to certain reductions for early prepayment, providing the Company is not in default on the Exit Financing Agreement.

     The Exit Financing Agreement provides for interest on the outstanding principal balance at 3% above the base rate (as defined in the Exit Financing Agreement), with interest on the Maximum Amount payable monthly in arrears. The Exit Financing Agreement, as amended on December 31, 1999, includes covenants, which among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio, interest coverage and minimum levels of earnings, payphones and operating cash (all as defined in the Exit Financing Agreement). Other covenants limit the incurrence of long-term debt, the level of capital expenditures, the payment of dividends, and the disposal of a substantial portion of the Company's assets.

WARRANT PUT OBLIGATION AND NOTE PAYABLE

     In 1996, the Company issued warrants to purchase shares of Series A Special Convertible Preferred Stock (the "Series A Warrants") to two former lenders, at an exercise price of $0.20 per share. Each share of Series A Special Convertible Preferred Stock was convertible into 20 shares of Common Stock (Predecessor Company). On October 13, 1998, the Company received notice from a former lender which purported to exercise its put right as defined in the agreement for the Series A Warrants (the "Warrant Agreement"), with respect to 89,912 Series A Warrants and 124,300 Common Shares. The Warrant Agreement specified that the Company was to redeem Series A Warrants that were convertible into shares of Common Stock (or shares of Common Stock obtained from such conversion) at a value determined by a formula, subject to certain limitations, set forth therein. In 1998, the Company recorded an accrued liability and a charge to additional paid-in-capital of $1,452 relating to this purported put exercise.

     On October 18, 1999, in connection with the Prepackaged Plan, the Company reached an agreement with the former lender to settle the claim for $1,000 in the form of a note payable, subject to certain reductions for early payment, together with deferred interest at 5 % per annum, in five years. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled. The adjustment to reduce the amount of the warrant put obligation to $1,000, to record a note payable for this obligation and to credit additional paid-in capital was recorded by the Company as of November 17, 1999.

11.  OPERATING LEASES

     The Company leases its corporate offices and other locations, office equipment and field operations service vehicles under noncancellable operating leases expiring at various times through 2004.

     Future minimum noncancellable payments under operating leases are as follows:

        2000                                        $         2,173
        2001                                                  1,608
        2002                                                    938
        2003                                                    486
        2004                                                     44
                                                    ---------------
                                                    $         5,249
                                                    ===============


     Rent expense under all operating leases was $1,868, $2,622, $2,269 and $299 for the years ended December 31, 1997 and 1998, the ten months and seventeen days ended November 17, 1999 and the one month and thirteen days ended December 31, 1999, respectively.

12.      INCOME TAXES

     No provisions for income tax were required and no income taxes were paid for the years ended December 31, 1997 and 1998 because of operating losses generated by the Company. In 1999, the Company has a taxable loss of approximately $23,000 as a result of the Federal tax exclusion relating to the extraordinary gain recognized upon conversion of the Senior Notes to Common Stock (Successor Company) pursuant to the Prepackaged Plan. Special tax rules apply to cancellation of indebtedness income ("COD Income") arising in bankruptcy. COD Income of $79,267 is excluded from taxation but must be applied to reduce the 1999 taxable loss, tax net operating loss carryforwards and other tax attributes of the Company. Accordingly, no provisions for income tax were required and no income taxes are payable for the year ended December 31, 1999. Deferred tax assets and (liabilities) at December 31, 1998 and 1999 are as follows:

                                                    Predecessor   Successor
                                                      Company      Company
                                                        1998         1999
                                                      -------      -------
Federal net operating loss carryforward               $19,248      $   398
Depreciation and amortization                           3,057        4,150
Allowance for doubtful accounts receivable                324          454
                                                      -------      -------
Gross deferred tax assets                              22,629        5,002
Basis adjustment to assets-fresh start reporting         --           (440)
Valuation allowance on deferred tax assets            (22,629)      (4,562)
                                                      -------      -------
Net deferred tax assets                               $  --        $  --
                                                      =======      =======

     A valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The tax net operating loss carryforward of approximately $1,200 will expire in the year 2018. The tax benefit of such preconfirmation net operating loss carryforward, if utilized, will be reported as an increase in additional paid-in capital.

Internal Revenue Code Section 382 provides for an annual limitation on the use of net operating loss carryforwards in years subsequent to significant changes in ownership. As a result of the Company's Restructuring in 1999, a change in ownership has occurred resulting in an annual limitation which exceeds the amount of the Company's net operating loss carryforward. In addition, any significant change in ownership that occurs within two years after the November 17, 1999 ownership change will result in a loss of tax benefits relating to the then existing tax net operating loss carryforwards. The tax benefit as a percentage of the loss before taxes differs from the statutory tax rate due primarily to the amortization of intangibles, which is not deductible for tax purposes, and the valuation allowance on deferred tax assets.

13. 14% CUMULATIVE CONVERTIBLE PREFERRED STOCK MANDATORILY REDEEMABLE (PREDECESSOR COMPANY)

     At December 31, 1998, the Predecessor Company had 107,918 shares of 14% Preferred issued and outstanding and cumulative dividends issuable of 50,609 shares (valued at $1,118). The Company recorded dividends, declared and undeclared, at their fair market value and recognized the difference between the carrying value of the 14% Preferred and the mandatory redemption amount ($9,512 at December 31, 1998) through monthly accretions using the interest method. The carrying value of the 14% Preferred was increased by $494 in 1997, $1,128 in 1998 and $1,197 in the first ten months and seventeen days of 1999 through accretions. Each share of 14% Preferred was entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred was convertible into 10 shares of Common Stock (Predecessor Company) and was subject to mandatory redemption on June 30, 2000.

     As discussed in Note 1, the Successor Company issued 325,000 shares of Common Stock and 722,200 New Warrants in exchange for the 14% Preferred.

14. NON-MANDATORILY REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)

     Non-mandatorily Redeemable Preferred Stock, Common Stock and Other Shareholders' Equity (Deficit) at December 31, 1998 and 1999 consisted of the following:

                                                                                 Predecessor          Successor
                                                                                   Company             Company
                                                                                    1998                1999
                                                                              -----------------   ----------------
        Series A Special Convertible Preferred Stock ($0.20 par value, $0.20 stated value - 250,000 shares authorized at December 31, 1998; no shares outstanding).
        Common Stock (Predecessor Company) ($0.01 par value - 50,000,000 shares authorized; 18,754,133 shares issued and
             outstanding at December 31, 1998).                               $            188
        Common Stock (Successor Company) ($0.01 par value-
             15,000,000 shares authorized; 10,188,630 shares
             issued and outstanding)                                                              $            102
        Additional paid-in capital                                                      61,233              63,390
        Accumulated deficit                                                   (        113,019)             (2,694)
                                                                              -----------------   ----------------
                                                                              ($        51,598)   $         60,798
                                                                              =================   ================

     Under the Amended and Restated Articles of Incorporation confirmed as part of the Company's Prepackaged Plan, the total authorized capital stock of the Successor Company is 15,000,000 shares of Common Stock.

     COMPANY EQUITY OFFERING AND OTHER ISSUANCES OF COMMON STOCK

         On December 18, 1996, the Company sold 6,750,000 shares of Common Stock (Predecessor Company) at the price of $3.00 per share and received proceeds, net of offering expenses, of $18,295. On January 29, 1997, the Company exercised its over-allotment option and issued an additional 1,012,500 shares of Common Stock at the price of $3.00 per share and received net proceeds of $2,825.

         On January 2, 1997, an executive officer of the Company converted an outstanding loan and accrued interest of $374 to 124,747 shares of Common Stock (Predecessor Company). On October 23, 1997, the Company issued 75,000 shares of Common Stock to the five non-employee directors of the Company for services rendered for the two years ended May 1997.

         Effective November 17, 1999, the Company issued 10,205,000 shares of Common Stock (Successor Company) upon consummation of the Company's Prepackaged Plan.

     STOCK WARRANT ACTIVITY

         Activity for warrants exercisable into Common Stock (Predecessor Company) during 1997, 1998 and 1999 was as follows:


                                                                   Number            Weighted Average
                                                                  of Shares           Exercise Price
                                                                  ---------           --------------
               BALANCE, DECEMBER 31, 1996                         2,112,114                 2.40
               Granted pursuant to
                 anti-dilution provisions                            16,798                 2.33
               Exercised                                        (   309,754)                0.01
               Canceled                                         (   189,991)                7.71
                                                                -----------
               BALANCE, DECEMBER 31, 1997                         1,629,167                 2.22

               Granted to Directors                                 100,000                 1.88
               Exercised                                           (375,804)                0.08
               Canceled                                            (118,006)                5.45
                                                                -----------
               BALANCE, DECEMBER 31, 1998                         1,235,357                 2.54

               Canceled upon expiration or consummation
                 of the Company's Prepackaged Plan              (1,235,357)                 2.54
                                                                ----------
         BALANCE, NOVEMBER 17, 1999                                      -
                                                                ==========


         All warrants outstanding at each period end were exercisable.

         In April 1998, the Company granted warrants to purchase 100,000 shares of Common Stock (Predecessor Company) at an exercise price of $1.875 per share to its non-employee Directors as compensation for services during the 1997-98 service year. The fees for such services, valued at $80 using the Black-Scholes valuation method, were included in selling, general and administrative expenses.

     On February 7, 1997, one of the Company's former lenders exercised warrants for 12,500 shares of Series A Preferred (with net proceeds to the Company of $3) which were immediately converted into 250,000 shares of Common Stock (Predecessor Company). On November 13, 1998, the other former lender exercised warrants to purchase 100,875 shares of Series A Preferred and immediately converted their Series A Preferred to Common Stock (Predecessor Company). This exercise resulted in the issuance of 2,017,500 shares of Common Stock (Predecessor Company), net of Common Stock not issued in lieu of cash payment.

     At December 31, 1998, there were 89,912 warrants which were exercisable into Series A Preferred. These warrants were canceled in 1999 in connection with the settlement of the warrant put obligation discussed in Note 10.

     On November 17, 1999, the Company granted New Warrants to purchase 1,111,100 shares of Common Stock (Successor Company) at an exercise price of $10.50 per share to the holders of the 14% Preferred and Common Stock of the Predecessor Company upon consummation of the Prepackaged Plan. Each New Warrant is exercisable through November 17, 2002. New Warrants to purchase 36,379 shares of Common Stock (Successor Company) were forfeited and immediately canceled on the date of grant in connection with the settlement of the warrant put obligation for the Series A Preferred.

     STOCK OPTION ACTIVITY

         On February 4, 1997, the Company's Board of Directors adopted and its shareholders ratified the Company's 1997 Stock Incentive Plan (the " 1997 Plan"). The 1997 Plan provided for the issuance of incentive and non-qualified stock options to purchase up to 2,000,000 shares of Common Stock (Predecessor Company) by officers, directors, employees and independent contractors of the Company. In 1997, the Company granted 1,592,400 incentive and non-qualified stock options at exercise prices equal to the market value of the Company's Common Stock (Predecessor Company) on the dates of grant to substantially all officers and employees. The options granted provided for graduated vesting, one-third each year on the anniversary of the date of grant, and had a term of eight years.

         Other options to purchase Common Stock (Predecessor Company) were granted by the Company at the discretion of the Board of Directors to employees, officers, directors and others, and generally were exercisable immediately upon issuance, had terms of three to five years and were issued with exercise prices at or slightly below quoted market value of the Company's Common Stock on the date of grant. At December 31, 1997 and 1998, 726,813 and 1,165,243 options, respectively, were exercisable.

         On November 17, 1999, pursuant to the terms of the Prepackaged Plan, the Company adopted the 1999 Management Incentive Plan. The 1999 Plan provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and other awards to purchase up to 391,647 shares of Common Stock (Successor Company) by officers, directors and management employees. The 1999 Plan will continue in effect until December 31, 2009. No options or other awards were granted during 1999.

         On January 6, 2000, the Company granted options to purchase 85,000 shares of Common Stock (Successor Company) with an exercise price of $1.14 per share to four non-employee directors of the Company pursuant to the 1999 Management Incentive Plan. Such options became vested on the date of grant and expire January 5, 2003. On March 9, 2000, pursuant to the 1999 Plan, the Company granted options to purchase 193,000 shares of Common Stock (Successor Company) to certain management employees at an exercise price of $1.56 per share. Such options vest equally over a three-year period beginning March 9, 2001 and expire March 8, 2005.

Activity for stock options exerciseable into Common Stock (Predecessor Company) during 1997, 1998 and 1999 was as follows:


                                                                   Number            Weighted Average
                                                                  of Shares           Exercise Price
                                                                  ---------           --------------
               BALANCE, DECEMBER 31, 1996                         1,021,330                 2.98
               Granted:
                 1997 Stock Incentive Plan                        1,592,400                 3.12
                 Pursuant to anti-dilution provisions                37,743                 2.19
                                                                -----------
               Total options granted                              1,630,143                 3.10
               Exercised                                        (   100,000)                1.02
               Canceled                                         (   467,660)                3.61
                                                                -----------
               BALANCE, DECEMBER 31, 1997                         2,083,813                 2.99

               Granted to former executive                          105,000                 0.81
               Canceled                                         (   272,078)                3.02
                                                                 ----------
               BALANCE, DECEMBER 31, 1998                         1,916,735                 2.87

               Granted to former executive                           35,000                 0.81
               Canceled upon expiration, termination
                 or consummation of the Company's
                 Prepackaged Plan                               (1,951,735)                 2.83
                                                                 ---------
               BALANCE, NOVEMBER 17, 1999                                 -
                                                                ===========


     STOCK BASED COMPENSATION

         Under SFAS No. 123 "Accounting for Stock-Based Compensation", the fair value of each option and warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The fair value of options and warrants issued to non-employees is charged to operations over the periods such options and warrants vest. The Company recognizes compensation expense for options or warrants issued to employees using the intrinsic value method. Under that method, compensation expense is charged for the excess of the market value of the Company's shares over the exercise price of the options or warrants , if any, on the date of grant. The following assumptions were made in estimating fair value: (i) dividend yield of 0%; (ii) risk-free interest rates of 6.35% for 1997 and 5.95% for 1998; (iii) expected life equal to the period of time remaining in which the options or warrants can be exercised; and (iv) expected volatility of 81% in 1997 and 85% in 1998. There were no compensation costs charged to operations in 1997, 1998 and 1999 for stock options issued to employees. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and the income (loss) per share would have been as follows:


                                                                                                       Ten Months
                                                                                                      and Seventeen
                                                                    Years Ended December 31            Days Ended
                                                                 --------------------------            November 17
                                                                   1997                1998               1999
                                                                   ----                ----               ----
         Net income (loss):
             As reported                                         ($23,254)           ($44,817)    $       40,288
             Pro forma                                            (24,668)            (46,418)            43,302
         Net income (loss) per share (basic and diluted):
             As reported                                            (1.51)              (2.73)              2.08
             Pro forma                                              (1.60)              (2.83)              2.24

         The weighted average fair value of options and warrants granted to employees was $2.42 in 1997, $0.42 in 1998, and $0.03 in 1999. All options and warrants that were granted to employees and outstanding at November 17, 1999 were canceled pursuant to the Company's Prepackaged Plan. Under SFAS No. 123, the proforma net income and net income per share amounts for the ten months and seventeen days ended November 17, 1999 reflect the reversal of compensation expense from prior years due to the cancelation of such options.

         Options and warrants outstanding at December 31, 1999 consist of the New Warrants to purchase 1,074,721 shares of Common Stock (Successor Company). At December 31, 1999, all warrants were exercisable at an exercise price of $10.50 per share and had a remaining contractual life of 2.88 years.

15.      COMMITMENTS AND CONTINGENCIES

     The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management's opinion all such outstanding matters of which the Company has knowledge, have been reflected in the financial statements or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

16. OTHER REVENUES, OTHER UNUSUAL CHARGES AND CONTRACTUAL SETTLEMENTS, AND EXTRAORDINARY ITEMS

     Other revenues include $300 of income in 1997 relating to amortization of deferred revenue resulting from a signing bonus received in connection with a services agreement with an operator service provider.

     Other unusual charges (income) and contractual settlements is comprised of:


                                                               Predecessor Company                   Successor Company
                                                   -----------------------------------------------  --------------------

                                                                               Ten Months and          One Month and
                                                     Year Ended December 31   Seventeen Days Ended   Thirteen Days Ended
                                                     ----------------------       November 17           December 31
                                                        1997         1998            1999                  1999
                                                   ----------   -----------     ----------               ----------
       Professional fees and other
         costs related to the Prepackaged Plan                                  $      852               $       31
       Settlement of employee
         contractual obligations                   $      147   $        92              -                        -
       Termination of CCI acquisition                   7,771             -              -                        -
       Termination of Davel Merger                          -         1,426             20                        -
       Write-off of abandoned location contracts            -             -            864                        -
       Settlement - operator service agreement              -           545              -                        -
       Settlement - professional fees                       -             -              -                     (364)
       Other contractual settlements                      210           190              -                        -
       Amendment to Credit Agreement                        -           328              -                        -
       Amendment to Indenture
         12% Senior Notes                                 761             -              -                        -
       Other                                              206           181            158                        -
                                                   ----------   -----------     ----------               ----------
                                                   $    9,095   $     2,762     $    1,894               $     (333)
                                                   ==========   ===========     ==========               ===========


     The extraordinary gain on extinguishment of debt of $77,172 for the ten months and seventeen days ended November 17, 1999 consists of the gain on conversion of Senior Notes to Common Stock (Successor Company) of $79,267 less the loss of $2,095 due to the write-off of deferred financing costs upon refinancing of the Credit Agreement.

                   PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                       --------------------------------------------------------------------------
                                                            Additions
                                        Balance    -----------------------------     Deductions for
                                          at         Charge (credit)      From       write offs and      Balance
                                       beginning   to costs, expenses   acquired      fresh start        at end
                                       of period     or tax benefit      company       reporting        of period
                                       ---------   ------------------   --------     --------------     ---------
YEAR ENDED DECEMBER 31, 1997
Allowances deducted from related
     balance sheet accounts:
         Accounts Receivable            $    92        $    267         $    148                         $   507
         Deferred Tax Assets              9,703           3,054                                           12,757
         Intangible Assets               10,192          15,528                                           25,720


YEAR ENDED DECEMBER 31, 1998
Allowances deducted from related
     balance sheet accounts:
         Accounts Receivable                507             428                                              935
         Deferred Tax Assets             12,757           9,872                                           22,629
         Intangible Assets               25,720          17,132                                           42,852


TEN MONTHS AND SEVENTEEN DAYS
     ENDED NOVEMBER 17, 1999
Allowances deducted from related
     balance sheet accounts:
         Accounts Receivable                935             345                                            1,280
         Deferred Tax Assets             22,629         (15,506)                           ($   447)       6,676
         Intangible Assets               42,852          15,279                             (58,131)          --


ONE MONTH AND THIRTEEN DAYS
     ENDED DECEMBER 31, 1998
Allowances deducted from related
     balance sheet accounts:
         Accounts Receivable              1,280              59                                            1,339
         Deferred Tax Assets              6,676          (2,114)                                           4,562
         Intangible Assets                   --           1,993                                            1,993

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PHONETEL TECHNOLOGIES, INC.


March 30, 2000                    By: /s/ John D. Chichester
                                  -------------------------------------
                                  John D. Chichester
                                  President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                            Title                                     Date
----                                            -----                                     ----

/s/ Thomas M. Barnhart, II              Chairman of the Board of Directors          March 30, 2000
------------------------------
Thomas M. Barnhart, II


 /s/ John D. Chichester                 President,                                  March 30, 2000
---------------------------------       Chief Executive Officer,
John D. Chichester                      and Director


/s/ Richard P. Kebert                   Chief Financial Officer,                    March 30, 2000
----------------------------------      Treasurer and Secretary
Richard P. Kebert


/s/ Eugene I. Davis                     Director                                    March 30, 2000
-----------------------------------
Eugene I. Davis

/s/ Peter G. Graf                       Director                                    March 30, 2000
-------------------------------------
Peter G. Graf

/s/ Kevin L.P. Schottlaender            Director                                    March 30, 2000
-----------------------------
Kevin L.P. Schottlaender

                                  EXHIBIT INDEX

10.28 Operator Services Agreement for COCOT Payphones by and between One Call Communications, Inc. (d/b/a Opticom) and PhoneTel Technologies, Inc. dated January 21, 2000.

10.29 Lump Sum Bonus Addendum to Operator Services Agreement dated January 21, 2000 by and between Opticom and PhoneTel Technologies, Inc. dated January 21, 2000.

10.30 International Services Addendum to Operator Services Agreement dated January 21, 2000 by and between One Call Communications, Inc. ("Opticom") and PhoneTel Technologies, Inc. dated February 16, 2000.

10.31 Amendment Number One to Loan and Security Agreement dated as of December 31, 1999 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999 by and between Borrowers and Lenders.

21.1     Subsidiaries of PhoneTel Technologies, Inc.

27       Financial Data Schedule for the Year Ended December 31, 1999


----------------