Form 10-K/A
period 1999-12-31
PHONETEL TECHNOLOGIES INC
filed 2000-05-01
CIK 821511

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A-1

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-16715

PhoneTel Technologies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1462198
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio	44114-1195
(Address of Principal Executive Offices)	(Zip Code)

(216) 241-2555
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   X   No __

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was $7,155,000.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of March 24, 2000 was 10,188,630.

Documents Incorporated by Reference
None

The undersigned registrant hereby amends the following items and exhibits of its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto.

Cover Page			Page 1

Part III

	Item 10.	Directors and Executive Officers of the Registrant	Page 3

	Item 11.	Executive Compensation	Page 5

	Item 12.	Security Ownership of Certain Beneficial Owners and Management	Page 8

	Item 13.	Certain Relationships and Related Transactions	Page 10

Part IV

	Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a)	3. Exhibits	Page 10

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

      The persons serving as Directors as of March 31, 2000 were appointed Directors pursuant to the terms and conditions of a prepackaged plan of reorganization (the “Prepackaged Plan of Reorganization”), which was confirmed by the United States Bankruptcy Court for the Southern District of New York and consummated effective November 17, 1999. The table below sets forth the names and ages of the Directors of the Company as of March 31, 2000 and their positions, offices and business experience during the past five years.

Name and Age	Tenure as Director and Positions, Offices and Business
Experience During Last Five Years

Thomas M. Barnhart II, Age 38	Served as Chairman and a Director of the Company since November 1999. Since prior to 1995, Mr. Barnhart has been Senior Vice President of Pacholder Associates, Inc., a financial advisory and money management firm. Mr. Barnhart is Chairman and a Director of Allis Chalmers Corporation.

John D. Chichester, Age 51	Served as a Director of the Company since November 1999. Served as President and Chief Executive Officer since March 1999. Prior to joining the Company, Mr. Chichester served as a director and Executive Vice President of Urban Telecommunications, Inc. and continues to serve in that capacity. From 1970 to 1992, Mr. Chichester held various positions with the Public Communications Department of NYNEX including Director of Operations where he directed that company’s payphone operations.

Eugene I. Davis, Age 45	Served as a Director of the Company since November 1999. Mr. Davis has been Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a consulting firm, from 1999 to present. From 1998 to 1999, he was Chief Operating Officer of Totaltel USA Communications, a company engaged in the telecommunications business. From 1992 until 1997, Mr. Davis was President and Vice-Chairman, Emerson Radio Corporation, a company engaged in the electronics business. From 1996 to 1997, Mr. Davis was Chief Executive Officer and Vice-Chairman of Sport Supply Group, a company engaged in the sporting goods industry. Mr. Davis is a director of Murdock Communications Corporation, Coho Energy, Inc., Tipperary Corporation, Emerson Radio Corporation and Sport Supply Group.

Peter G. Graf, Age 62	Served as a Director of the Company since July 1995. Mr. Graf also served as Chairman of the Company from July 1995 to November 1999, and served as Chief Executive Officer from July 1995 to March 1999. Mr. Graf is licensed as an attorney and certified public accountant and serves as an officer and/or director of various privately-held companies and as the Managing Partner of Graf, Repetti & Company, an accounting firm.

Kevin Schottlaender, Age 40	Served as a Director of the Company since November 1999. Mr. Schottlaender has been President, Director and Chief Executive Officer of Global Interactive Communications Corp., a telecommunications company serving the multi-family housing industry, from December 1998 to present. From June 1996 to December 1998, he was President, Director and Chief Executive Officer of Interactive Cable Systems, a telecommunications company serving the multi-family housing industry. From June 1994 to June 1996, Mr. Schottlaender was President-FMS and Senior Vice President-Technology of Shared Technologies Fairchild, Inc., a company serving the shared tenant services industry.

Executive Officers

      The table below sets forth the names and ages of the executive officers of the Company as of March 31, 2000 and their positions and business experience during the past five years.

Name and Age	Positions, Offices and Business Experience
During Last Five Years

John D. Chichester, Age 51	For a description of the positions, offices and business experience of Mr. Chichester, see “Directors”, above.

Richard P. Kebert, Age 53	Served as Chief Financial Officer and Treasurer of the Company since September 1996 and Secretary of the Company since March 2000. Prior to joining the Company, Mr. Kebert was an independent consultant. From 1994 to 1996, he was Vice President-Finance and Administration of Acordia of Cleveland, Inc. For 12 years prior thereto, Mr. Kebert held several senior management positions with Mr. Coffee, inc., including Vice President of Administration and Secretary. Mr. Kebert is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

      Pursuant to the rules of the Securities Exchange Act of 1934 (the “Act”), the Company is obligated to identify each person who, at any time during the fiscal year, was a director, officer and/or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Act, or any other person subject to Section 16 of the Act with respect to the Company (a “Reporting Person”) that failed to file on a timely basis, as disclosed in the Forms (as defined below), reports required by Section 16(a) of the Act during the fiscal year ended December 31, 1999, or prior fiscal years.

      The Company has, therefore, reviewed the following reports of Reporting Persons received on or before March 31, 2000: Form 3—Initial Statement of Beneficial Ownership of Securities and Form 4—Statement of Changes in Beneficial Ownership, and amendments thereto, furnished to the Company during the fiscal year ended December 31, 1999, and Form 5—Annual Statement of Changes in Beneficial Ownership, and amendments thereto, furnished to the Company with respect to the fiscal year ended December 31, 1999 (collectively, the “Forms”). A Form 3 reporting their initial beneficial ownership of the Company’s securities was not timely filed for the following Directors, each of whom commenced service as a member of the Board of Directors as of November 16, 1999, in accordance with the Company’s Prepackaged Plan of Reorganization: Thomas M. Barnhart II, John D. Chichester, Eugene I. Davis and Kevin Schottlaender. Mr. Schottlaender’s Form 3 was filed in February, 2000. A Form 3 is being prepared for each of the other individuals, which the Company expects to be filed with the Securities and Exchange Commission (the “Commission”) shortly after the filing of this Amendment No. 1 to the Annual Report on Form 10-K. Peter G. Graf, a Director of the Company, engaged in sales transactions with respect to the Company’s common stock, par value $0.01 per share (“Common Stock”), in December 1999 pursuant to which 8,561 shares were sold at an average price of $1.69 per share. A Statement of Changes in Beneficial Ownership on Form 4 was not timely filed with respect to those transactions. A Form 4 is being prepared to report such transactions, which the Company expects to be filed with the Commission shortly after the filing of this Amendment No. 1 to the Annual Report on Form 10-K. Apart from the foregoing delinquencies, to the best of the Company’s knowledge, no Forms were received by the Company during the periods enumerated which were not timely filed.

Item 11. Executive Compensation

      The following table sets forth a summary of all compensation for services rendered during the three-year period ended December 31, 1999 paid to the Company’s Chief Executive Officer and to each of the Company’s most highly compensated executive officers who were serving as executive officers at December 31, 1999 and each of whose total salary and bonus for fiscal 1999 exceeded $100,000.

SUMMARY COMPENSATION TABLE
					Long-Term Compensation

		Annual Compensation			Awards			Payouts

						Securities		Long-	All
					Restricted	Underlying		Term	Other
NAME AND				Other Annual	Stock	Options/		Incentive	Compen-
PRINCIPAL		Salary	Bonus	Compensation	Award(s)	SARs		Payouts	sation
POSITION	Year	($)	($)	($)	($)	(#)		($)	($)

John D.	1999	231,250 (a)	—	—	—	—		—	—
Chichester,	1998	—	—	—	—	—		—	—
Director,	1997	—	—	—	—	—		—	—
President and
Chief
Executive
Officer

Peter G. Graf,	1999	—	—	—	—	—		—	5,000	(e)
Director	1998	—	—	—	—	—		—	—
Former	1997	—	—	—	—	450,000	(c)(d)	—	—
Chairman and
Chief
Executive
Officer(b)

Tammy L.	1999	132,000	109,936	—	—	—		—	3,172	(g)
Martin,	1998	137,076	104,939	—	—	—		—	3,463	(g)
Former	1997	132,000	48,061	—	—	200,000	(d)(f)	—	3,160	(g)
Executive
Vice
President,
Chief
Administrative
Officer,
General
Counsel and
Secretary

Richard P.	1999	120,000	15,000	—	—	—		—	4,000	(i)
Kebert,	1998	124,615	57,500	—	—	—		—	4,800	(i)
Chief	1997	120,000	14,922	—	—	30,000	(d)(h)	—	4,700	(i)
Financial
Officer,
Treasurer and
Secretary

(a)	Represents salary received by Mr. Chichester from March 30, 1999, the date of his employment, to December 31, 1999.

(b)	Mr. Graf has received no cash compensation for his service as Chief Executive Officer.

(c)	On February 4, 1997, Mr. Graf received a grant of 450,000 stock options pursuant to the Company’s 1997 Stock Incentive Plan, at an exercise price of $4.00 per share, which were to vest over a three-year period.

(d)	The stock options indicated were terminated upon consummation of the Company’s Prepackaged Plan of Reorganization as of November 17, 1999.

(e)	Mr. Graf received $5,000 for director fees in 1999.

(f)	On May 7, 1997, Ms. Martin received a grant of 200,000 stock options pursuant to the Company’s 1997 Stock Incentive Plan, at an exercise price of $2.69 per share, which were to vest over a three-year period.

(g)	Represents value of personal usage of Company provided vehicle.

(h)	On September 17, 1997, Mr. Kebert received a grant of 30,000 stock options pursuant to the Company’s 1997 Stock Incentive Plan, at an exercise price of $2.50 per share, which were to vest over a three-year period.

(i)	Represents automobile allowance.

      There were no stock options or stock appreciation rights granted as compensation to named executive officers during 1999. As of December 31, 1999, there were no unexercised stock options held by the named executive officers and no stock options were exercised by such persons during 1999.

Employment Contracts and Termination of Employment, and Change-In-Control Arrangements

      On March 30, 1999, the Company entered into an employment agreement with John D. Chichester to serve as the Company’s President and Chief Executive Officer for a one year term. The agreement entitled Mr. Chichester to an annual salary of $325,000, as well as the right to earn a cash bonus. Additionally, the one-year agreement granted Mr. Chichester the right to earn options to acquire up to 200,000 shares of the Company’s Common Stock at an exercise price of $.01 per share based upon the Company’s achievement of certain financial criteria. In March, 2000, the Board of Directors determined to award Mr. Chichester a bonus of $75,000 pursuant to the agreement.

      Effective April 1, 2000, the Company entered into an Employment Agreement (the “Agreement”) with Mr. Chichester. The Agreement provides that he will be President and Chief Executive Officer of the Company and has a term of two years from April 1, 2000 (“Initial Term”) that may be extended for an additional one-year period (collectively, the “Extended Term”). Under the Agreement, Mr. Chichester is to receive an annual base salary of not less than $350,000, subject to an increase of 4% per annum, health and welfare benefits and the opportunity to earn an annual cash incentive bonus based upon the annual financial performance of the Company (the “Annual Bonus”). In addition, Mr. Chichester was granted under the Agreement stock options to purchase 50,000 shares of Common Stock under the PhoneTel Technologies, Inc. 1999 Management Incentive Plan. The stock options vest 16,667 on March 31, 2001; 16,667 on March 31, 2002 and the remaining balance on March 31, 2003.

      The target Annual Bonus for the first year of the Initial Term of the Agreement shall be $90,000, and the percentage earned shall depend upon the “achievement percentage” represented as the actual annual EBITDA performance of the Company divided by the Company’s projected EBITDA performance for the subject year as defined in the Agreement. Under the formula, Mr. Chichester can earn the following “bonus opportunity percentage” of his target Annual Bonus amount with respect to a fiscal year during which the Annual Bonus is in effect.

Annual Bonus Calculation Schedule

Achievement Percentage	Bonus Opportunity Percentage
Less than 80%	0%

80.1% to 90%	90%

90.1% to 100%	100%

100.1% to 110%	110%

Greater than 110%	120%

      The target Annual Bonus amount for the second year of the Initial Term of the contract would be $100,000, and during any Extended Term the target Annual Bonus amount would be $110,000.

      The Agreement may be terminated by the Company in the event of Mr. Chichester’s death, disability, for cause or without cause. In the event the Agreement is terminated by the Company without cause during the Initial Term, Mr. Chichester shall be entitled to the following: (i) immediate vesting in all unvested stock incentive options previously granted, (ii) a severance payment (“Severance Payment”) equal to the sum of (A) salary for remaining months in the Initial Term and (B) $7,500 for each calendar month then remaining in the Initial Term for which Mr. Chichester has not yet qualified or been paid the Annual Bonus. The amount of the Severance Payment shall additionally be increased by a factor of 25% to account for loss of benefits. A Severance Payment calculated on a similar basis would be in effect with respect to termination without cause during the Extended Term.

      In addition, Mr. Chichester may elect to terminate the Agreement at any time upon 60 days written notice or upon 30 days written notice upon the occurrence of a “Trigger Event,” as defined in the Agreement. A Trigger Event shall be deemed to occur if (i) the Company is merged or consolidated into another entity not affiliated with the Company, (ii) all or substantially all the assets of the Company are sold to another entity that is not affiliated with the Company, or (iii) any person, with the exception of an affiliate existing as of the date of the Agreement, becomes a beneficial owner of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities entitled to vote generally in the election of directors, other than by means of a public offering. In the event a Trigger Event occurs, Mr. Chichester would be entitled to the Severance Payment calculated in the manner required by a termination of his employment by the Company without cause. Mr. Chichester would not be entitled to such payment if he has been advised by the Company, or its successor, that subsequent to the Trigger Event he is to be retained for the remainder of the Initial Term or Extended Term of the Agreement, subject to the terms and conditions thereof, and that he will perform substantially the same functions as those that he performed prior to the Trigger Event; provided, however, that Mr. Chichester shall not be required to relocate his primary residence to another location.

      In addition, the Company is obligated to reimburse to Mr. Chichester the actual reasonable and customary expenses incurred as a result of the relocation of his primary residence from New York to Ohio, up to a maximum amount of $70,000. The Company is also obligated to provide him with a vehicle for business and personal use and to pay for all expenses incident to the operation of said vehicle.

      Under the Agreement, Mr. Chichester is permitted to continue as an officer and director of Urban Telecommunications, Inc. provided such involvement does not interfere in any material respect with his services to the Corporation. In addition, the Agreement contains certain non-solicitation and non-competition provisions to which Mr. Chichester has agreed to be subject.

Meetings and Committees of the Board of Directors

      During 1999, the Board of Directors held four meetings and took action by unanimous written consent on two other occasions. Effective November 16, 1999, pursuant to the Company’s Prepackaged Plan of Reorganization, the Board of the Company was reorganized such that four new directors and Mr. Graf were appointed to serve as the members of the Board of Directors. The reorganized Board of Directors conducted its first meeting on November 16, 1999.

      From January 1, 1999 through November 15, 1999, the Board of Directors of the Company had a Compensation Committee, a Nominating Committee and an Audit Committee, none of which held any meetings during that time period. Effective November 16, 1999, the Board of Directors appointed new members to the Compensation Committee and Audit Committee, neither of which held any meetings during the remainder of 1999.

      The Compensation Committee has the authority to decide upon and make recommendations with respect to executive compensation matters. Thomas M. Barnhart II, Peter G. Graf and Kevin Schottlaender are members of the Compensation Committee. Kevin Schottlaender was elected as Chairman of the Compensation Committee.

      The Audit Committee has the authority to recommend to the Board of Directors the independent accountants to audit the Company’s financial statements, to meet with the independent accountants and to review the Company’s financial statements, results of audits and fees charged. Thomas M. Barnhart II, Eugene I. Davis and Peter G. Graf are members of the Audit Committee. Thomas M. Barnhart II was elected as Chairman of the Audit Committee.

      The Company does not have a standing Nominating Committee.

      During the period in 1999 in which they served, all Directors attended at least 75% of the aggregate total number of the meetings of the Board and Committees on which they served.

Compensation of Directors

      The Company’s Amended and Restated Code of Regulations provides that the Board of Directors may compensate Directors for serving on the Board and reimburse them for any expenses incurred as a result of Board meetings. From January 1, 1999 to November 15, 1999 the members of the Board of Directors received no compensation for their service as Directors. On November 16, 1999 the Board authorized quarterly cash compensation payments to each non-employee director of $5,000, with an additional quarterly cash payment of $1,000 to the Chairman of the Board, to take effect for the quarter ended December 31, 1999. The Board also authorized the issuance of 20,000 options to purchase Common Stock of the Company to each non-employee Director, with an additional issuance of 5,000 options to the Chairman of the Board. On January 6, 2000, the Company granted such options to the non-employee Directors as additional compensation for services to be rendered during the 1999-2000 service year. Such options vested on the date of grant, were exercisable immediately at an exercise price of $1.14 per share and have a term of three (3) years.

Compensation Committee Interlocks and Insider Participation

      Peter G. Graf served as a member of the Compensation Committee of the Board of Directors during 1999 and also served as Chief Executive Officer of the Company until March 31, 1999. Mr. Graf, the Company’s former Chairman and former Chief Executive Officer, received no separate monetary compensation for his services during 1999 in such capacities.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock owned by each Director of the Company, each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, the named executive officers and all Directors and officers as a group as of April 1, 2000. Unless otherwise indicated, the number of shares of Common Stock owned by the named shareholders assumes the exercise of the warrants or options that are exercisable within 60 days, the number of which is separately referred to in a footnote, and the percentage shown assumes the exercise of such warrants or options and assumes that no warrants or options held by others are exercised. This information is based upon information furnished by such persons, statements filed with the Commission or other information known to the Company.

Name of Beneficial Owner	Number of Shares	Percentage
(and Address of Five Percent	of Common Stock	Of
Beneficial Owner)	Beneficially Owned	Class

Directors

Thomas M. Barnhart II(a) Chairman of the Board of Directors	25,000	*

John D. Chichester Director, President and Chief Executive Officer	___	___

Peter G. Graf (b) Director, Former Chairman and Chief Executive Officer	282,943	2.7%

Eugene I. Davis(c) Director	20,000	*

Kevin Schottlaender(c) Director	20,000	*

Named Executive Officers

Tammy L. Martin Former Executive Vice President, Chief Administrative Officer, General Counsel and Secretary	___	___

Richard P. Kebert Chief Financial Officer, Treasurer, and Secretary	___	___

Executive Officers and Directors (d) As a group (7 persons)	347,943	3.3%

Name of Beneficial Owner	Number of Shares	Percentage
(and Address of Five Percent	of Common Stock	Of
Beneficial Owner)	Beneficially Owned	Class

Five Percent Beneficial Owners

IDS Financial Services, Inc.(e)(f) IDS Tower 10 30th Floor, Unit 273 Minneapolis, MN 55402	3,325,380	32.6%

Bankers Trust (e) One Bankers Trust Plaza 130 Liberty Street New York, NY 10006	732,000	7.2%

Leucadia National Corp.(g) 315 Park Avenue South New York, NY 10010	722,000	7.1%

CIBC World Markets Corp.(e)(h) 425 Lexington Avenue New York, NY 10017	608,000	6.0%

Lutheran Brotherhood(i) 625 Fourth Avenue South Minneappolis, MN 55415	532,000	5.2%

Pacholder Associates, Inc.(j) 8044 Montgomery Road Suite 382 Cincinnati, OH 45236	524,400	5.1%

*	Less than 1.0%

(a)	Includes options to purchase 25,000 shares of Common Stock through January 5, 2003. Mr. Barnhart is Senior Vice President of Pacholder Associates, Inc. In such capacity, he has no right to vote or dispose of shares of Common Stock held by such holder and disclaims beneficial ownership of all shares of Common Stock held by such holder.

(b)	Includes warrants to purchase 187,242 shares of Common Stock through November 17, 2002 and options to purchase 20,000 shares of Common Stock through January 5, 2003.

(c)	Includes options to purchase 20,000 shares of Common Stock through January 5, 2003.

(d)	Includes beneficial ownership of Common Stock described above with respect to Messrs. Barnhart, Chichester, Graf, Davis, Schottlaender, Kebert and Ms. Martin.

(e)	Based on the records of the Company regarding entitlement of holder to issuance of shares of Common Stock effective November 17, 1999, in connection with the Prepackaged Plan of Reorganization.

(f)	Reflects beneficial ownership of IDS Financial Services, Inc. and affiliated entities, a subsidiary of American Express.

(g)	The information regarding this holder was obtained from a Schedule 13D filed with the Commission on November 29, 1999 and reflects beneficial ownership of Leucadia National Corp. (“Leucadia”). Approximately 33.4% of the common shares of Leucadia are beneficially owned (directly and through family members) by Ian M. Cummings, Chairman of the Board of Directors of Leucadia, and Joseph S. Steinberg, Director and President of Leucadia.

(h)	The information regarding this holder is as of December 31, 1999 and was obtained from a Schedule 13G filed with the Commission on February 15, 2000 and reflects beneficial ownership of CIBC World Markets Corp., a subsidiary of Canadian Imperial Bank of Commerce.

(i)	The information regarding this holder is as of December 31, 1999 and was obtained directly from the holder. Reflects beneficial ownership of Lutheran Brotherhood, LB High Yield Fund and LB Series Fund, Inc.

(j)	The information regarding this holder is as of April 13, 2000 and was obtained directly from the holder. Mr. Barnhart is Senior Vice President of Pacholder Associates, Inc. In such capacity, he has no right to vote or dispose of shares of Common Stock held by such holder and disclaims beneficial ownership of all shares of Common Stock held by such holder.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      3. Exhibits

Exhibit No.	Description

10.32	Employment Agreement dated as of April 1, 2000 by and between PhoneTel Technologies, Inc. and John D. Chichester.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

PHONETEL TECHNOLOGIES, INC.

May 1, 2000	By:/s/ John D. Chichester,

John D. Chichester, President and Chief Executive Officer