Form 10-Q
period 2000-03-31
PHONETEL TECHNOLOGIES INC
filed 2000-05-17
CIK 821511

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______ to ______.

Commission file number 0-16715

PhoneTel Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1462198

(State of Other Jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or Organization)

North Point Tower, 7th Floor

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

Yes X    No

Applicable only to Issuers Involved in Bankruptcy
Proceedings during the Preceding Five years:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X    No

Applicable only to Corporate Issuers

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2000, 10,188,630 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

PhoneTel Technologies, Inc. and Subsidiary
Form 10-Q
Quarter Ended March 31, 2000

INDEX

			Page No.

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000	3

		Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 2000	4

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 2000	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Part II	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	18

Signatures			19

Part I. Financial Information
Item 1. Financial Statements

PhoneTel Technologies, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands except share and per share amounts)

	Successor Company

		(Unaudited)
	December 31	March 31
	1999	2000

Assets

Current assets:

Cash	$5,700	$4,496

Accounts receivable, net of allowance for doubtful accounts of $1,339 and $1,560, respectively	11,246	11,592

Other current assets	1,144	1,329

Total current assets	18,090	17,417

Property and equipment, net	22,741	21,689

Intangible assets, net	83,057	79,681

Other assets	511	640

	$124,399	$119,427

Liabilities and Shareholders’ Equity

Current liabilities:

Current portion of long-term debt	$1,172	$1,204

Accounts payable	5,272	5,037

Accrued expenses:

Location commissions	2,841	2,582

Line and transmission charges	1,902	1,296

Personal property and sales tax	2,672	2,705

Interest	461	479

Salaries, wages and benefits	502	640

Other	137	770

Total current liabilities	14,959	14,713

Long-term debt	48,642	49,408

Commitments and contingencies	—	—

Shareholders’ Equity :

Common Stock (Successor Company) — $0.01 par value; 15,000,000 shares authorized, 10,188,630 shares issued and outstanding at December 31, 1999 and March 31, 2000	102	102

Additional Paid-in Capital	63,390	63,390

Accumulated Deficit	(2,694)	(8,186)

Total Shareholders’ Equity	60,798	55,306

	$124,399	$119,427

      The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands except share and per share amounts)

	Predecessor	Successor
	Company	Company

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 1999	March 31, 2000

Revenues:

Coin calls	$10,411	$8,342

Non-coin telecommunication services	9,362	7,579

Other	10	106

	19,783	16,027

Costs and expenses:

Line and transmission charges	6,128	3,655

Telecommunication and validation fees	2,348	1,699

Location commissions	3,086	2,169

Field operations	5,162	4,522

Selling, general and administrative	2,519	2,472

Depreciation and amortization	5,962	4,382

Other unusual charges and contractual settlements	46	66

	25,251	18,965

Loss from operations	(5,468)	(2,938)

Other income (expense):

Interest expense	(5,285)	(2,631)

Interest and other income	65	77

	(5,220)	(2,554)

Net loss	($10,688)	($5,492)

Earnings per share calculation:

Net loss	($10,688)	($5,492)

Preferred dividend payable in kind	(4)	—

Accretion of 14% Preferred to its redemption value	(382)	—

Net loss applicable to common shareholders	($11,074)	($5,492)

Net loss per common share, basic and diluted	($0.59)	($0.54)

Weighted average number of shares, basic and diluted	18,754,133	10,188,630

      The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Predecessor	Successor
	Company	Company

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 1999	March 31, 2000

Cash flows provided by (used in) operating activities:

Net loss	($10,688)	($5,492)

Adjustments to reconcile net loss to net cash flow from operating activities:

Depreciation and amortization	5,962	4,382

Non-cash interest expense	471	1,230

Increase in allowance for doubtful accounts	202	221

Gain on disposal of assets	(36)	(43)

Changes in current assets	1,534	(752)

Changes in current liabilities, net of reclassifications of long-term debt	2,586	(278)

	31	(732)

Cash flows used in investing activities:

Purchases of property and equipment	(372)	(260)

Deferred charges — commissions and signing bonuses	(77)	(118)

Proceeds from sale of assets	45	43

Change in other assets	(19)	(18)

	(423)	(353)

Cash flows provided by (used in) financing activities:

Principal payments on borrowings	(89)	(3)

Debt financing and restructuring costs	(308)	(116)

	(397)	(119)

Decrease in cash	(789)	(1,204)

Cash at beginning of period	5,768	5,700

Cash at end of period	$4,979	$4,496

Non-cash transactions:

Deferred financing costs	—	$690

      The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
For the Quarter Ended March 31, 2000
(In thousands of dollars except for installed public pay telephone, share and per share amounts)

1.	Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

      Certain amounts relating to 1999 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders’ equity or net loss as previously reported.

2.	Debt Restructuring and Chapter 11 Bankruptcy Filing

      On July 14, 1999, the Company commenced a case under Chapter 11 of the United States Bankruptcy Code and filed its prepackaged plan of reorganization in the United States Bankruptcy Court for the Southern District of New York (the “Prepackaged Plan”). On October 20, 1999, the Court entered an order confirming the Company’s Prepackaged Plan, which became effective on November 17, 1999 (the “Consummation Date”).

      Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Company’s $125,000 aggregate principal amount 12% Senior Notes, due 2006 (the “Senior Notes”), are to be paid in full in the ordinary course, unless otherwise agreed, with the Company retaining its rights and defenses with respect to such claims. Holders of the Senior Notes received 9,500,000 shares of a new issue of common stock (“Common Stock (Successor Company)”) in satisfaction of the Senior Notes and accrued interest thereon. In addition, pursuant to the Prepackaged Plan, an unofficial committee representing holders of a majority in principal amount of the Senior Notes (the “Unofficial Committee”) appointed four of the five members of the Board of Directors of the Company (the “New Board”).

      Holders of the Company’s 14% Cumulative Redeemable Convertible Preferred Stock (the “14% Preferred”) received 325,000 shares of Common Stock (Successor Company) and warrants to purchase up to 722,200 shares of Common Stock (Successor Company) at an exercise price of $10.50 per share which expire three years from the date of grant (“New Warrants”). Holders of existing common stock (“Common Stock (Predecessor Company)”) received 175,000 shares of Common Stock (Successor Company) and New Warrants to purchase up to 388,900 shares of Common Stock (Successor Company). Options and warrants to purchase Common Stock (Predecessor Company) were extinguished pursuant to the Prepackaged Plan.

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

3.	Fresh Start Reporting

      Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of AICPA Statement of Position 90-7 (“SOP 90-7”). The Company has recorded the effects of fresh start reporting as of November 17, 1999, the Consummation Date of the Company’s Prepackaged Plan. In accordance with SOP 90-7, assets and liabilities have been restated as of November 17, 1999 to reflect the reorganization value of the Company, which approximates their fair value at the Consummation Date. In addition, the accumulated deficit of the Company through the Consummation Date has been eliminated and the debt and capital structure of the Company has been recast pursuant to the provisions of the Prepackaged Plan. Thus, the balance sheets as of December 31, 1999 and March 31, 2000 reflect a new reporting entity (the “Successor Company”) and are not comparable to periods prior to November 17, 1999 (the “Predecessor Company”). Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company report operations prior to the Consummation Date and the effect of adopting fresh start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

4.	Accounts Receivable and Dial-Around Compensation

      A dial-around call occurs when a non-coin call is placed from the Company’s public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company’s dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-phone or per-call rate in effect under orders issued by the FCC. Retroactive changes in the dial-around compensation rate pursuant to orders issued by the FCC are accounted for as changes in accounting estimates and are recorded as adjustments to revenues at the beginning of the most recent period prior to the announcement of such changes by the FCC. At December 31, 1999 and March 31, 2000, accounts receivable included $10,636 and $11,203, respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized. For the three months ended March 31, 1999 and 2000, revenues from non-coin telecommunication services included $3,937 and $3,478, respectively, for dial-around compensation.

      Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (“Section 276”), the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones through deregulation and competition (the “1996 Payphone Order). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers (“IXCs”) for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone (“Flex Ani”). The FCC required that the local exchange carriers (“LECs”) make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the “First Phase”), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation, and thereafter, set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131.

      The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the “Appeals Court”). Among other items, the Appeals Court found that the FCC erred in utilizing a market-based methodology for calculating the amount of dial-around compensation and further determined that the methodology for determining the allocation of payment among IXCs was erroneous. The Appeals Court remanded the 1996 Payphone Order to the FCC for further consideration.

      In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the “1997 Payphone Order”). The FCC utilized a market-based methodology to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the “Default Rate”). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the First Phase and reiterated that payphone providers were entitled to compensation for each and every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

      The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

      In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the “1999 Payphone Order”) wherein it adjusted the Default Rate to $0.238, (the “Adjusted Default Rate”) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1997 and 1998 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes.

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

5.   Long-Term Debt

      Long-term debt at December 31, 1999 and March 31, 2000 consisted of the following:

	December 31	March 31
	1999	2000

Exit Financing Agreement, due November 16, 2001 with interest payable monthly at 3% above the base rate (12% at March 31, 2000)	$48,799	$49,586

Note Payable-Warrant Put Obligation	1,010	1,023

Other notes payable	5	3

	49,814	50,612

Less current maturities	(1,172)	(1,204)

	$48,642	$49,408

      Post Reorganization Loan Agreement

      The Company executed an agreement with Foothill Capital Corporation (“Foothill”) for post reorganization financing (“Exit Financing Agreement”) on November 17, 1999. The Exit Financing Agreement provides for a $46,000 revolving credit commitment (the “Maximum Amount”), excluding interest and fees capitalized as part of the principal balance. The Exit Financing Agreement is secured by substantially all of the assets of the Company and matures on November 16, 2001.

      The Exit Financing Agreement provides for various fees aggregating $9,440 over the term of the loan, including a $1,150 deferred line fee, which is payable one year from the date of closing, together with interest thereon, and a $10 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement are subject to certain reductions for early prepayment, providing the Company is not in default under the Exit Financing Agreement.

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

      On October 18, 1999, in connection with the Prepackaged Plan, the Company reached an agreement with the former lender to settle the claim for $1,000 in the form of a note payable, subject to certain reductions for early payment, together with deferred interest at 5 % per annum, in five years. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled. The adjustment to reduce the amount of the Warrant Agreement put obligation to $1,000, to record a note payable for this obligation and to credit additional paid-in capital was recorded by the Company as of November 17, 1999.

6.	14% Cumulative Convertible Preferred Stock Mandatorily Redeemable (Predecessor Company)

      At March 31, 1999, the Predecessor Company had 107,918 shares of 14% Preferred issued and outstanding and cumulative dividends issuable of 56,157 shares (valued at $1,123). The Company recorded dividends, declared and undeclared, at their fair market value and recognized the difference between the carrying value of the 14% Preferred and the mandatory redemption amount ($9,845 at March 31, 1999) through monthly accretions using the interest method. For the three months ended March 31, 1999, the carrying value of the 14% Preferred was increased by $382 through accretions. Each share of 14% Preferred was entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred was convertible into 10 shares of Common Stock (Predecessor Company) and was subject to mandatory redemption on June 30, 2000.

      As discussed in Note 2, the Successor Company issued 325,000 shares of Common Stock and 722,200 New Warrants in exchange for the 14% Preferred on November 17, 1999.

7.	Shareholders’ Equity

      On March 9, 2000, pursuant to the 1999 Management Incentive Plan (the “1999 Plan”), the Company granted options to purchase 193,000 shares of Common Stock (Successor Company) to certain management employees at an exercise price of $1.56 per share. On April 1, 2000, options to purchase an additional 50,000 shares at an exercise price of $1.16 per share were granted to an officer of the Company pursuant to the 1999 Plan. No compensation expense was recognized because the exercise prices of these options were equal to the market value of the Company’s shares on the respective dates of grant. Such options vest equally over a three-year period beginning one year from the date of grant and expire after five years.

      Under the Amended and Restated Articles of Incorporation confirmed as part of the Company’s Prepackaged Plan, the total authorized capital stock of the Successor Company is 15,000,000 shares of Common Stock.

8.   Termination of Merger with Davel Communications Group, Inc.

      On June 11, 1998, PhoneTel Technologies, Inc. (“PhoneTel”) entered into an Agreement and Plan of Merger and Reorganization (the “Davel Merger Agreement”) with Davel Communications Group, Inc., a publicly held, independent pay telephone provider (“Davel”). On July 5, 1998, Peoples Telephone Company, Inc., a publicly held, independent pay telephone provider (“Peoples”), also entered into a merger agreement (the “Peoples Merger Agreement”) with Davel.

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

      PhoneTel is seeking specific performance from Davel, which would require Davel to comply with the terms of the Davel Merger Agreement or, alternatively, for compensatory damages and costs of an unspecified amount. PhoneTel is also seeking injunctive relief enjoining Peoples from further tortuous interference with contract and for compensatory damages and costs of an unspecified amount. Management believes the claims against PhoneTel are without merit and is pursuing its claims against Davel and Peoples.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands of dollars except for public pay telephones, per call, share and per share amounts)

      Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

      Statements, other than historical facts, contained in this Form 10-Q are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company’s operations in fiscal 2000 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; and (iii) changes in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

Overview

      At the end of 1998 and during 1999, the Company implemented several profit improvement initiatives. The Company has been able to obtain lower local access line charges through negotiations and promotional programs with certain of its incumbent LECs or by utilizing competitive LECs (“CLECs”). The Company entered into agreements with new operator service providers (“OSPs”) to obtain an improvement in rates for operator service revenues and long distance line charges. The Company reduced the number of field operations personnel and related costs, abandoned location contracts relating to approximately 2,000 unprofitable phones and closed three district operations facilities to reduce costs. The Company also reduced the number of administrative and sales personnel and eliminated or reduced certain non-essential expenses. The Company believes these measures have and will continue to have a positive impact on the results of its operations.

Debt Restructuring and Chapter 11 Bankruptcy Filing

      On July 14, 1999, the Company commenced a case under Chapter 11 of the United States Bankruptcy Code and filed its prepackaged plan of reorganization in the United States Bankruptcy Court for the Southern District of New York. On October 20, 1999, the Court entered an order confirming the Company’s Prepackaged Plan, which became effective on November 17, 1999.

      Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Company’s $125,000 aggregate principal amount 12% Senior Notes are to be paid in full in the ordinary course, unless otherwise agreed, with the Company retaining its rights and defenses with respect to such claims. Holders of the Senior Notes received 9,500,000 shares of a new issue of common stock in satisfaction of the Company’s obligations under the Senior Notes. In addition, the Unofficial Committee representing holders of a majority in principal amount of the Senior Notes appointed four of the five members of the Board of Directors of the Company.

      Holders of the Company’s 14% Cumulative Redeemable Convertible Preferred Stock received 325,000 shares of Common Stock (Successor Company) and warrants to purchase up to 722,200 shares of Common Stock (Successor Company) at an exercise price of $10.50 per share which expire three years from the date of grant (“New Warrants”). Holders of existing Common Stock received 175,000 shares of Common Stock (Successor Company) and New Warrants to purchase up to 388,900 shares of Common Stock (Successor Company). Options and warrants to purchase Common Stock (Predecessor Company) were extinguished pursuant to the Prepackaged Plan.

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

Results of Operations

      Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of AICPA Statement of Position 90-7. The Company has recorded the effects of fresh start reporting as of November 17, 1999, the Consummation Date of the Company’s Prepackaged Plan. In accordance with SOP 90-7, assets and liabilities have been restated as of November 17, 1999 to reflect the reorganization value of the Company, which approximates their fair values at the Consummation Date. In addition, the accumulated deficit of the Company through the Consummation Date was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Prepackaged Plan.

      The Predecessor Company’s financial statements (through November 17, 1999) are not comparable to the Successor Company’s financial statements (subsequent to November 17, 1999). (See Note 3 to the Company’s Consolidated Financial Statements.) However, for purposes of management’s discussion and analysis of results of operations, the three months ended March 31, 1999 is being compared to the three months ended March 31, 2000 since the results of operations are comparable except for the elimination of interest expense relating to the Predecessor Company’s Senior Notes, which resulted from the implementation of the Prepackaged Plan, and the effect on depreciation and amortization of adopting fresh start reporting.

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Revenues

      Revenues decreased by $3,756 or 19.0%, from $19,783 for the first three months of 1999 to $16,027 for the first three months of 2000. This decrease is primarily due to the decrease in the average number of installed pay telephones and a decline in call volume as discussed below. The average number of installed pay telephones decreased from 42,311 for the three months ended March 31, 1999 to 36,851 for the three months ended March 31, 2000, a decrease of 5,460 or 12.9%, principally due to the timing of expiring location contracts, the competition for payphone locations in the marketplace and the abandonment of location contracts relating to approximately 2,000 pay telephones in the fourth quarter of 1999.

      Revenues from coin calls decreased by $2,069 or 19.9%, from $10,411 for the three months ended March 31, 1999 to $8,342 for the three months ended March 31, 2000. The decrease is due in part to the decrease in the average number of installed pay telephones in the first quarter of 2000 compared to the first quarter of 1999. In addition, long distance and local call volumes and coin revenues have been adversely affected by the growth of wireless communication services, which serves as an increasingly competitive alternative to payphone usage. To a lesser extent, coin revenue has declined due to the use of prepaid calling cards and other types of dial-around calls.

      Revenues from non-coin telecommunication services decreased by $1,783 or 19.0% from $9,362 for the three months ended March 31, 1999 to $7,579 for the three months ended March 31, 2000. Of this decrease, long distance revenues from operator service providers decreased by $1,324 or 24.4%. This decrease is a result of the decreases in the average number of pay telephones and the reduction in operator service revenues caused by the continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. In addition, revenues from dial-around compensation decreased by $459, from $3,937 in the first quarter of 1999 to $3,478 in the first quarter of 2000, due to the reduction in the average number of pay telephones in the first quarter of 2000 compared to the first quarter of 1999.

      Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act, the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones through deregulation and competition (the “1996 Payphone Order”). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone (“Flex Ani”). The FCC required that the local exchange carriers make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the “First Phase”), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation, and thereafter, set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131.

      The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit. Among other items, the Appeals Court found that the FCC erred in utilizing a market-based methodology for calculating the amount of dial-around compensation and further determined that the methodology for determining the allocation of payment among IXCs was erroneous. The Appeals Court remanded the 1996 Payphone Order to the FCC for further consideration.

      In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the “1997 Payphone Order”). The FCC utilized a market-based methodology to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the “Default Rate”). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the First Phase and reiterated that payphone providers were entitled to compensation for each and every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

      The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

      In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the “1999 Payphone Order”) wherein it adjusted the Default Rate to $0.238, (the “Adjusted Default Rate”) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1997 and 1998 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, related issues pursuant to technological advances, and the expected resultant market changes.

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

      Other revenues increased $96 from $10 for the three months ended March 31, 1999 to $106 for the three months ended March 31, 2000. This increase was primarily the result of the amortization of a deferred operator service bonus received in January 2000.

Operating Expenses.

      Total operating expenses decreased $6,286, or 24.9%, from $25,251 for the three months ended March 31, 1999 to $18,965 for the three months ended March 31, 2000. The decrease was due to a reduction in substantially all expense categories due in part to the decrease in the average number of installed pay telephones and field operations personnel in the first quarter of 2000 compared to the first quarter of 1999.

      Line and transmission charges decreased $2,473, or 40.4%, from $6,128 for the three months ended March 31, 1999 to $3,655 for the three months ended March 31, 2000. Line and transmission charges represented 31.0% of total revenues for the three months ended March 31, 1999 and 22.8% of total revenues for the three months ended March 31, 2000, a decrease of 8.2%. The dollar and percentage decreases were due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration and lower access charges resulting from the use of competitive local exchange carriers. In the three months ended March 31, 2000, the company also recovered approximately $837 of prior years’ sales and excise taxes charged by LECs.

      Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) decreased $649, or 27.6%, from $2,348 for the three months ended March 31, 1999 to $1,699 for the three months ended March 31, 2000. Telecommunication and validation fees represented 11.9% of total revenues for the three months ended March 31, 1999 and 10.6% for the three months ended March 31, 2000, a decrease of 1.3%. The dollar decrease was primarily the result of the decrease in operator service revenues compared to the first quarter of 1999. The decrease as a percentage of total revenue was principally due to a change in the Company’s primary operator service provider (“OSP”) during the first quarter of 2000. The Company entered into an Agreement with this new OSP which provides for a reduction in the processing costs as a percentage of gross operator service revenues.

      Location commissions decreased $917, or 29.7%, from $3,086 for the three months ended March 31, 1999 to $2,169 for the three months ended March 31, 2000. Location commissions represented 15.6% of total revenues for the three months ended March 31, 1999 and 13.5% of total revenues for the three months ended March 31, 2000, a decrease of 2.1%. The dollar decrease is due to the reduction in revenues in the first quarter of 2000 compared to 1999 and the use of higher commission accrual rates in the first quarter of 1999 to recognize the increasing commission rates resulting from location contracts with new and existing location providers.

      Field operations (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones), decreased $640, or 12.4%, from $5,162 for the three months ended March 31, 1999 to $4,522 for the three months ended March 31, 2000. Field operations represented 26.1% of total revenues for the three months ended March 31, 1999 and 28.2% of total revenues for the three months ended March 31, 2000. The dollar decrease in the first quarter of 2000 compared to 1999 was primarily due to lower salaries and wages resulting from the reduction in personnel and a decrease in sales and other taxes based on revenues during the first quarter of 2000. The increase as a percentage of total revenues was a result of the lower revenues in the first quarter of 2000.

       Selling, general and administrative ("SG&A") expenses decreased $47, or 1.9%, from $2,519 for the three months ended March 31, 1999 to $2,472 for the three months ended March 31, 2000. SG&A expenses represented 12.7% of total revenues for the three months ended March 31, 1999 and 15.4% of total revenues for the three months ended March 31, 2000. The dollar decrease was primarily due to cost reduction efforts. In the first quarter of 2000, there was an increase in the number of sales personnel offset by a reduction in the number of administrative personnel, which resulted in a comparable amount of personnel related expenses in the three months ended March 31, 1999 and 2000. The increase in SG&A expenses as a percentage of total revenues was due to the decrease in revenues in the three months ended March 31, 2000.

      Depreciation and amortization decreased $1,580, or 26.5%, from $5,962 for the three months ended March 31, 1999 to $4,382 for the three months ended March 31, 2000. Depreciation and amortization represented 30.1% of total revenues for the three months ended March 31, 1999 and 27.3% of total revenues for the three months ended March 31, 2000, a decrease of 2.8%. The dollar and percentage decreases were primarily due to the adoption of fresh start reporting as of November 17, 1999, the Consummation Date of the Company’s Prepackaged Plan. Under fresh start reporting, the carrying values of property and equipment and of intangible assets were adjusted to equal the fair value of such assets and the new basis of these assets is being depreciated or amortized over their remaining useful lives.

      Other unusual charges and contractual settlements were $66 in the three months ended March 31, 2000 compared to $46 in the three months ended March 31, 1999 and consisted primarily of legal and professional fees relating to non-routine litigation and contractual matters.

Other Income (Expense)

      Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense decreased $2,654, or 50.2%, from $5,285 for the three months ended March 31, 1999 to $2,631 for the three months ended March 31, 2000. Interest expense represented 26.7% of total revenues for the three months ended March 31, 1999 and 16.4% of total revenues for the three months ended March 31, 2000, a decrease of 10.3%. The dollar and percentage decreases resulted from the conversion of the $125,000 aggregate principal amount 12% Senior Notes to Common Stock (Successor Company) as the result of the consummation of the Company’s Prepackaged Plan. Excluding $3,948 of interest expense relating to the Senior Notes in the first quarter of 1999, interest expense increased by $1,294 principally due to an increase in the amount of the Company’s secured debt and an increase in the effective rate of interest arising from higher fees in the first quarter of 2000.

EBITDA from Recurring Operations

      EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) increased $970, or 179.6%, from $540 for the three months ended March 31, 1999 to $1,510 for the three months ended March 31, 2000. EBITDA from recurring operations represented 2.7% of total revenues for the three months ended March 31, 1999 and 9.4% of total revenues for the three months ended March 31, 2000, an increase of 6.7%. The dollar and percentage increases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation) offset by greater amounts of cost reductions. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity. See “Liquidity and Capital Resources” for a discussion of cash flows from operating, investing and financing activities.

Liquidity and Capital Resources

Cash Flows from Operating Activities

      The Company had working capital of $2,704 at March 31, 2000 compared to $3,131 at December 31, 1999, a decrease of $427, resulting primarily from a decrease in cash offset by decreases in accrued location commissions and accrued line and transmission charges. Net cash provided by (used in) operating activities during the three months ended March 31, 1999 and 2000 was $31 and $(732), respectively. Net cash used in operations resulted mainly from the net loss for the three months ended March 31, 2000 and the change in current assets, offset by non-cash charges for depreciation and amortization and non-cash interest expense.

Cash Flows from Investing Activities

      Cash used in investing activities during the three months ended March 31, 1999 and 2000 was $423 and $353, respectively. In the first quarter of 1999 and 2000, cash used in investing activities consisted mainly of purchases of telephones, other property and equipment and expenditures for deferred commissions and signing bonuses relating to location contracts.

Cash Flows from Financing Activities

      Cash flows used in financing activities during the three months ended March 31, 1999 and 2000 was $397 and $119, respectively, which in 1999 consisted primarily of expenditures for professional fees for the restructuring of the Company’s Senior Notes. Cash flows used in financing activities during the three months ended March 31, 2000 consisted primarily of expenditures for professional fees for the proposed refinancing of the Company’s Exit Financing Agreement.

Post Reorganization Loan Agreement

      The Company executed an agreement with Foothill for post reorganization financing on November 17, 1999. The Exit Financing Agreement provides for a $46,000 revolving credit commitment (the “Maximum Amount”), excluding interest and fees capitalized as part of the principal balance. The Exit Financing Agreement is secured by substantially all of the assets of the Company and matures on November 16, 2001.

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

Warrant Put Obligation and Note Payable  In connection with the Prepackaged Plan, the Company reached an agreement with a former lender to settle a claim for the purported exercise of a put right relating to warrants to purchase shares of Series A Special Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred was convertible into Common Stock. The claim was settled for $1,000 in the form of a note payable, subject to certain reductions for early payment, together with deferred interest at 5 % per annum, in five years. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled.

Liquidity and Capital Expenditures  Management expects its recent profit improvement measures and the conversion of the Company’s Senior Notes to Common Stock (Successor Company), including the elimination of required interest payments, to have a beneficial impact on cash flows provided by operating activities. Although there is no additional credit available under the Company’s Exit Financing Agreement, the financial position of the reorganized Company has improved as a result of the consummation of the Prepackaged Plan. The Company is currently seeking financing to replace the Exit Financing Agreement, to improve the liquidity of the Company and to reduce the cost of debt service.

      For the three months ended March 31, 2000, the Company had capital expenditures of $260 which were financed by cash flows from operating activities. Capital expenditures are principally for replacement and expansion of the Company’s installed public pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at March 31, 2000.

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

Impact of the Year 2000 Issue

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company’s computer programs that have date-sensitive software could have recognized a date using “00” as the year 1900 rather than the year 2000. The Company has not experienced any system failures or miscalculations resulting in disruptions of operations, or the inability to process transactions, send commissions, or engage in similar normal business activities. The cost to achieve full compliance in 1999 was not significant.

Item 3. Quantitive and qualitative disclosures about market risk

      In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company’s outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company’s long-term obligations primarily consist of borrowings and deferred fees under the Company’s Exit Financing Agreement aggregating approximately $49 million.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(27)	Financial Data Schedule

(b)	Reports on Form 8-K

      The Company filed no reports on Form 8-K during the first quarter of 2000.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONETEL TECHNOLOGIES, INC.

May 17, 2000	By: /s/ John D. Chichester

John D. Chichester

President and Chief Executive Officer

May 17, 2000	By: /s/ Richard P. Kebert

Richard P. Kebert

Chief Financial Officer,

Treasurer and Secretary

(Principal Financial Officer and

Accounting Officer)