Form 10-Q
period 2000-06-30
PHONETEL TECHNOLOGIES INC
filed 2000-08-14
CIK 821511

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 0-16715

PhoneTel Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1462198

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio	44114-1195

(Address of Principal Executive Offices)	(Zip Code)

(216) 241-2555

(Issuer‘s Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No __

Applicable only to Issuers Involved in Bankruptcy
Proceedings during the Preceding Five Years

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X  No __

Applicable only to Corporate Issuers

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2000, 10,189,684 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

PhoneTel Technologies, Inc. and Subsidiary
Form 10-Q
Six and Three Months Ended June 30, 2000

INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 1999

And June 30, 2000	3

Consolidated Statements of Operations for the Six and Three Months Ended June 30, 1999 and 2000	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 2000	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

Part I. Financial Information
Item 1. Financial Statements

PhoneTel Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands except share and per share amounts)

	Successor Company

		(Unaudited)
	December 31	June 30
	1999	2000

Assets

Current assets:

Cash	$5,700	$5,176

Accounts receivable, net of allowance for doubtful accounts of $1,339 and $1,696, respectively	11,246	11,256

Other current assets	1,144	1,245

Total current assets	18,090	17,677

Property and equipment, net	22,741	20,718

Intangible assets, net	83,057	76,617

Other assets	511	550

	$124,399	$115,562

Liabilities and Shareholders’ Equity

Current liabilities:

Current portion of long-term debt	$1,172	$1,241

Accounts payable	5,272	5,341

Accrued expenses:

Location commissions	2,841	2,569

Line and transmission charges	1,902	1,607

Personal property and sales tax	2,672	2,695

Interest	461	490

Salaries, wages and benefits	502	438

Other	137	551

Total current liabilities	14,959	14,932

Long-term debt	48,642	50,199

Commitments and contingencies	—	—

Shareholders’ Equity :

Common Stock — $0.01 par value; 15,000,000 shares authorized, 10,188,630 and 10,189,684 shares issued and outstanding at December 31, 1999 and June 30, 2000, respectively	102	102

Additional Paid-in Capital	63,390	63,429

Accumulated Deficit	(2,694)	(13,100)

Total Shareholders’ Equity	60,798	50,431

	$124,399	$115,562

The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
(In thousands except for share and per share amounts)

	Six Months Ended June 30		Three Months Ended June 30

	1999	2000	1999	2000
	Predecessor	Successor	Predecessor	Successor
	Company	Company	Company	Company

Revenues:

Coin calls	$20,863	$16,925	$10,452	$8,583

Non-coin telecommunication services	18,832	15,886	9,470	8,307

Other	69	224	59	118

	39,764	33,035	19,981	17,008

Operating expenses:

Line and transmission charges	10,891	7,826	4,763	4,171

Telecommunication and validation fees	4,653	3,482	2,305	1,783

Location commissions	6,402	4,349	3,316	2,180

Field operations	10,539	8,977	5,377	4,455

Selling, general and administrative	5,105	4,705	2,586	2,233

Depreciation and amortization	11,935	8,753	5,973	4,371

Other unusual charges and contractual settlements	73	110	27	44

	49,598	38,202	24,347	19,237

Loss from operations	(9,834)	(5,167)	(4,366)	(2,229)

Other income (expense):

Interest expense	(10,898)	(5,381)	(5,613)	(2,750)

Interest and other income	110	142	45	65

	(10,788)	(5,239)	(5,568)	(2,685)

Net loss	($20,622)	($10,406)	($9,934)	($4,914)

Earnings per share calculation:

Net loss	($20,622)	($10,406)	($9,934)	($4,914)

Preferred dividend payable in kind	(8)	—	(4)	—

Accretion of 14% Preferred to its redemption value	(781)	—	(399)	—

Net loss applicable to common shareholders	($21,411)	($10,406)	($10,337)	($4,914)

Net loss per common share, basic and diluted	($1.14)	($1.02)	($0.55)	($0.48)

Weighted average number of shares, basic and diluted	18,754,133	10,188,804	18,754,133	10,188,977

The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30

	1999	2000
	Predecessor	Successor
	Company	Company

Cash flows provided by (used in) operating activities:

Net loss	($20,622)	($10,406)

Adjustments to reconcile net loss to net cash flow from operating activities:

Depreciation and amortization	11,935	8,753

Non-cash interest expense	974	2,506

Increase in allowance for doubtful accounts	398	357

Gain on disposal of assets	(42)	(67)

Stock compensation expense	—	28

Changes in current assets	994	(468)

Changes in current liabilities, net of reclassifications of long-term debt	5,946	(96)

	(417)	607

Cash flows used in investing activities:

Purchases of property and equipment	(863)	(581)

Deferred charges — commissions and signing bonuses	(298)	(442)

Proceeds from sale of assets	56	68

Change in other assets	(38)	(39)

	(1,143)	(994)

Cash flows provided by (used in) financing activities:

Proceeds from debt issuances	2,500	—

Principal payments on borrowings	(190)	(4)

Debt financing and restructuring costs	(1,259)	(144)
Other	—	11

	1,051	(137)

Decrease in cash	(509)	(524)

Cash at beginning of period	5,768	5,700

Cash at end of period	$5,259	$5,176

Supplemental disclosure:

Interest paid during the period	$2,441	$2,846

Non-cash Transactions:

Deferred financing costs	—	$1,380

The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six and Three Months Ended June 30, 2000
(In thousands of dollars except for installed public pay telephone, share and per share amounts)

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

      Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Company’s $125,000 aggregate principal amount 12% Senior Notes, due 2006 (the “Senior Notes”), were to be paid in full in the ordinary course, unless otherwise agreed, with the Company retaining its rights and defenses with respect to such claims. Holders of the Senior Notes received 9,500,000 shares of a new issue of common stock (“Common Stock (Successor Company)”) in satisfaction of the Senior Notes and accrued interest thereon. In addition, pursuant to the Prepackaged Plan, an unofficial committee representing holders of a majority in principal amount of the Senior Notes (the “Unofficial Committee”) appointed four of the five members of the Board of Directors of the Company (the “New Board”).

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

      The equity interests issued in connection with the Prepackaged Plan are subject to dilution by certain other equity issuances, including the issuance of 205,000 shares of Common Stock (Successor Company) to certain financial advisors for services rendered in connection with the reorganization, and issuances resulting from the exercise of certain options to purchase up to 5% of Common Stock (Successor Company) which have or will be granted by the New Board pursuant to the terms of a management incentive plan and other awards included as part of the Prepackaged Plan.

3. Fresh Start Reporting

      Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of AICPA Statement of Position 90-7 (“SOP 90-7”). The Company has recorded the effects of fresh start reporting as of November 17, 1999, the Consummation Date of the Company’s Prepackaged Plan. In accordance with SOP 90-7, assets and liabilities have been restated as of November 17, 1999 to reflect the reorganization value of the Company, which approximates their fair value at the Consummation Date. In addition, the accumulated deficit of the Company through the Consummation Date has been eliminated and the debt and capital structure of the Company has been recast pursuant to the provisions of the Prepackaged Plan. Thus, the balance sheets as of December 31, 1999 and June 30, 2000 reflect a new reporting entity (the “Successor Company”) and are not comparable to periods prior to November 17, 1999 (the “Predecessor Company”). Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company report operations prior to the Consummation Date and the effect of adopting fresh start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

4. Accounts Receivable and Dial-Around Compensation

      A dial-around call occurs when a non-coin call is placed from the Company’s public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company’s dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-phone or per-call rate in effect under orders issued by the Federal Communications Commission (the “FCC”). Retroactive changes in the dial-around compensation rate pursuant to orders issued by the FCC are accounted for as changes in accounting estimates and are recorded as adjustments to revenues at the beginning of the most recent period prior to the announcement of such changes by the FCC. At December 31, 1999 and June 30, 2000, accounts receivable included $10,636 and $10,516, respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized. For the six months ended June 30, 1999 and 2000, revenues from non-coin telecommunication services included $7,776 and $6,971, respectively, for dial-around compensation.

      Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (“Section 276”), the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones through deregulation and competition (the “1996 Payphone Order). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers (“IXCs”) for dial-around calls placed from payphones. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone (“Flex Ani”) and required local exchange carriers (“LECs”) to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the “First Phase”), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation, and thereafter, set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131.

      The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the “Appeals Court”). Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method for determining the allocation of payment among IXCs was erroneous. The Appeals Court remanded the 1996 Payphone Order to the FCC for further consideration.

      In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the “1997 Payphone Order”). The FCC used a market-based method to determine a per- call compensation rate, reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the “Default Rate”). The FCC concluded that the Default Rate should be applied retroactively in determining compensation during the First Phase and reiterated that payphone providers were entitled to compensation for every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

      The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

      In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the “1999 Payphone Order”) wherein it adjusted the Default Rate to $0.238, (the “Adjusted Default Rate”) retroactive to October 7, 1997. In adjusting the rate, the FCC changed from the market-based method used in the 1996 and 1997 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, issues related to technological advances, and the expected resultant market changes.

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

      The 1999 Payphone Order had been appealed by various parties. The Appeals Court heard oral arguments on February 2, 2000 and issued its ruling on the matter in June 2000 in which it denied all petitions for review of the per-call compensation rate and kept in place the Adjusted Default Rate mandated by the 1999 Payphone Order. Based upon the information available, the Company believes that the minimum amount it is entitled to receive as fair compensation under Section 276 for prior periods is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month.

5. Long-Term Debt

      Long-term debt at December 31, 1999 and June 30, 2000 consisted of the following:

	December 31	June 30
	1999	2000

Exit Financing Agreement, due November 16, 2001 with interest payable monthly at 3% above the base rate (12.5% at June 30, 2000)	$48,799	$50,402

Note Payable-Warrant Put Obligation	1,010	1,036

Other notes payable	5	2

	49,814	51,440

Less current maturities	(1,172)	(1,241)

	$48,642	$50,199

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

      The Exit Financing Agreement provides for various fees aggregating $9,440 over the term of the loan, including a $1,150 deferred line fee, which is payable one year from the date of closing, together with interest thereon, and a $10 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement are subject to certain reductions for early prepayment, provided that the Company is not in default under the Exit Financing Agreement.

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

Warrant Put Obligation and Note Payable

      In 1996, the Company issued warrants to purchase shares of Series A Special Convertible Preferred Stock (the “Series A Warrants”) to two former lenders at an exercise price of $0.20 per share. Each share of Series A Special Convertible Preferred Stock was convertible into 20 shares of Common Stock (Predecessor Company). On October 13, 1998, the Company received notice from a former lender which purported to exercise its put right as defined in the agreement for the Series A Warrants (the “Warrant Agreement”), with respect to 89,912 Series A Warrants and 124,300 Common Shares. The Warrant Agreement specified that the Company was to redeem Series A Warrants that were convertible into shares of Common Stock (or shares of Common Stock obtained from such conversion) at a value determined by a formula, subject to certain limitations, set forth therein. In 1998, the Company recorded an accrued liability and a charge to additional paid-in-capital of $1,452 relating to this purported put exercise.

      On October 18, 1999, in connection with the Prepackaged Plan, the Company reached an agreement with the former lender to settle the claim for $1,000 in the form of a note payable, subject to certain reductions for early payment, together with deferred interest at 5% per annum, in five years. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled. The adjustment to reduce the amount of the Warrant Agreement put obligation to $1,000, to record a note payable for this obligation and to credit additional paid-in capital was recorded by the Company as of November 17, 1999.

6. 14% Cumulative Convertible Preferred Stock Mandatorily Redeemable (Predecessor Company)

      At June 30, 1999, the Predecessor Company had 107,918 shares of 14% Preferred issued and outstanding and cumulative dividends issuable of 61,900 shares (valued at $1,126). The Company recorded dividends, declared and undeclared, at their fair market value and recognized the difference between the carrying value of the 14% Preferred and the mandatory redemption amount ($10,189 at June 30, 1999) through monthly accretions using the interest method. For the six months ended June 30, 1999, the carrying value of the 14% Preferred was increased by $781 through accretions. Each share of 14% Preferred was entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred was convertible into 10 shares of Common Stock (Predecessor

Company) and was subject to mandatory redemption on June 30, 2000.

      As discussed in Note 2, the Successor Company issued 325,000 shares of Common Stock and 722,200 New Warrants in exchange for the 14% Preferred on November 17, 1999.

7. Shareholders’ Equity

      On March 9, 2000, pursuant to the 1999 Management Incentive Plan (the “1999 Plan”), the Company granted options to purchase 193,000 shares of Common Stock (Successor Company) to certain management employees at an exercise price of $1.56 per share. On April 1, 2000, options to purchase an additional 50,000 shares at an exercise price of $1.16 per share were granted to an officer of the Company pursuant to the 1999 Plan. No compensation expense was recorded because the exercise prices of these options were equal to the market value of the Company’s shares on the respective dates of grant. Such options vest equally over a three-year period beginning one year from the date of grant and expire after five years.

      On May 23, 2000, the Company granted options to purchase 75,000 shares of Common Stock (Successor Company) to an officer of the Company pursuant to an employment agreement. Such options vest immediately, have an exercise price of $0.01 per share, and expire three years after the date of grant. The Company recorded $28 of compensation expense under the intrinsic value method of accounting relating to these options.

      Under the Amended and Restated Articles of Incorporation confirmed as part of the Company’s Prepackaged Plan, the total authorized capital stock of the Successor Company is 15,000,000 shares of Common Stock. On July 18, 2000, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total authorized capital stock of the Successor Company to 45,000,000 shares of Common Stock.

8. Termination of Merger with Davel Communications Group, Inc.

      On June 11, 1998, PhoneTel Technologies, Inc., (“PhoneTel”) entered into an Agreement and Plan of Merger and Reorganization (the “Davel Merger Agreement”) with Davel Communications Group, Inc., a publicly held, independent pay telephone provider (“Davel”). On July 5, 1998, Peoples Telephone Company, Inc., a publicly held, independent pay telephone provider (“Peoples”), also entered into a merger agreement (the “Peoples Merger Agreement”) with Davel.

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

Overview

      At the end of 1998 and during 1999, the Company implemented several profit improvement initiatives. The Company has been able to obtain lower local access line charges through negotiations and promotional programs with certain of its incumbent LECs or by utilizing competitive LECs (“CLECs”). The Company entered into agreements with new operator service providers (“OSPs”) to obtain an improvement in rates for operator service revenues and long distance line charges. The Company reduced the number of field operations personnel and related costs, abandoned location contracts relating to approximately 2,000 unprofitable phones and closed three district operations facilities to reduce costs. The Company also reduced the number of administrative and sales personnel and eliminated or reduced non-essential expenses. In 2000, the Company has continued its cost reduction efforts and has begun to initiate new programs to generate revenues from calling cards and other prepaid products. The Company believes these measures have and will continue to have a positive impact on the results of its operations.

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

      Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Company’s $125,000 aggregate principal amount 12% Senior Notes were to be paid in full in the ordinary course, unless otherwise agreed, with the Company retaining its rights and defenses with respect to such claims. Holders of the Senior Notes received 9,500,000 shares of a new issue of common stock in satisfaction of the Company’s obligations under the Senior Notes. In addition, the Unofficial Committee representing holders of a majority in principal amount of the Senior Notes appointed four of the five members of the Board of Directors of the Company.

      Holders of the Company’s 14% Cumulative Redeemable Convertible Preferred Stock received 325,000 shares of Common Stock (Successor Company) and New Warrants to purchase up to 722,200 shares of Common Stock (Successor Company) at an exercise price of $10.50 per share which expire three years from the date of grant. Holders of existing Common Stock received 175,000 shares of Common Stock (Successor Company) and New Warrants to purchase up to 388,900 shares of Common Stock (Successor Company). Options and warrants to purchase Common Stock (Predecessor Company) were extinguished pursuant to the Prepackaged Plan.

      The equity interests issued in connection with the Prepackaged Plan are subject to dilution by certain other equity issuances, including the issuance of 205,000 shares of Common Stock (Successor Company) to certain financial advisors for services rendered in connection with the reorganization, and issuances resulting from the exercise of certain options to purchase up to 5% of Common Stock (Successor Company) which have been or will be granted by the New Board pursuant to the terms of a management incentive plan and other awards included as part of the Prepackaged Plan.

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

      The Predecessor Company’s financial statements (through November 17, 1999) are not comparable to the Successor Company’s financial statements (subsequent to November 17, 1999). (See Note 3 to the Company’s Consolidated Financial Statements.) However, for purposes of management’s discussion and analysis of results of operations, the six months ended June 30, 1999 is being compared to the six months ended June 30, 2000 since the results of operations are comparable except for the elimination of interest expense relating to the Predecessor Company’s Senior Notes, which resulted from the implementation of the Prepackaged Plan, and the effect on depreciation and amortization of adopting fresh start reporting.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Revenues

      Revenues decreased by $6,729 or 16.9%, from $39,764 for the first six months of 1999 to $33,035 for the first six months of 2000. This decrease is primarily due to the decrease in the average number of installed pay telephones and a decline in call volume as discussed below. The average number of installed pay telephones decreased from 41,676 for the six months ended June 30, 1999 to 36,931 for the six months ended June 30, 2000, a decrease of 4,745 or 11.4%, due in part to the timing of expiring location contracts and the competition for payphone locations in the marketplace. The average number of installed pay telephones also declined due to the removal of approximately 2,000 pay telephones in the fourth quarter of 1999 as part of the Company’s continuing program of evaluating and removing phones that are no longer profitable.

      Revenues from coin calls were $20,863 and $16,925 for the first six months of 1999 and 2000, respectively. This decrease of $3,938, or 18.9% is due in part to the decrease in the average number of installed pay telephones in the first six months of 2000 compared to the first six months of 1999. In addition, long distance and local call volumes and coin revenues have been adversely affected by the growth of wireless communication services, which serves as an increasingly competitive alternative to payphone usage. To a lesser extent, coin revenue has declined due to the use of prepaid calling cards and other types of dial-around calls.

      Revenues from non-coin telecommunication services of $15,886 were $2,946 or 15.6% less than the $18,832 of revenues reported in the first half of 1999. Of this decrease, long distance revenues from operator service providers declined by $2,141 or 19.4%. This decrease is a result of the reduction in the average number of pay telephones and the reduction in operator service revenues caused by the continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. In addition, revenues from dial-around compensation decreased by $805, from $7,776 in the first six months of 1999 to $6,971 in the first six months of 2000, due to the reduction in the average number of pay telephones in the first six months of 2000.

      Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act, the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones through deregulation and competition (the “1996 Payphone Order”). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers for dial-around calls placed from payphones. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone (“Flex Ani”) and required local exchange carriers to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the “First Phase”), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation, and thereafter, set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131.

      The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit. Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method for determining the allocation of payment among IXCs was erroneous. The Appeals Court remanded the 1996 Payphone Order to the FCC for further consideration.

      In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the “1997 Payphone Order”). The FCC used a market-based method to determine a per-call compensation rate, reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the “Default Rate”). The FCC concluded that the Default Rate should be applied retroactively in determining compensation during the First Phase and reiterated that payphone providers were entitled to compensation for every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

      The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

      In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the “1999 Payphone Order”) wherein it adjusted the Default Rate to $0.238, (the “Adjusted Default Rate”) retroactive to October 7, 1997. In adjusting the rate, the FCC changed from the market-based method used in the 1996 and 1997 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted

Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, issues related to technological advances, and the expected resultant market changes.

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

      The 1999 Payphone Order had been appealed by various parties. The Appeals Court heard oral arguments on February 2, 2000 and issued its ruling on the matter in June 2000 in which it denied all petitions for review of the per-call compensation rate and kept in place the Adjusted Default Rate mandated by the 1999 Payphone Order. Based upon the information available, the Company believes that the minimum amount it is entitled to receive as fair compensation under Section 276 for prior periods is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month.

      Other revenues increased $155 from $69 for the six months ended June 30, 1999 to $224 for the six months ended June 30, 2000. This increase was primarily the result of the amortization of a deferred operator service bonus received in January 2000.

      Operating Expenses.

      Total operating expenses decreased $11,396, or 23.0%, from $49,598 for the six months ended June 30, 1999 to $38,202 for the six months ended June 30, 2000. The decrease was due to a reduction in substantially all expense categories, due in part to the decrease in the average number of installed pay telephones and field operations personnel in the first six months of 2000 compared to the first six months of 1999. Operating expenses also decreased as a result of the adoption of fresh start reporting in November 1999 which resulted in a decrease in depreciation and amortization expense.

      Line and transmission charges of $10,891 in the first half of 1999 and $7,826 in the first half of 2000 declined by $3,065, or 28.1%. Line and transmission charges represented 27.4% of total revenues for the six months ended June 30, 1999 and 23.7% of total revenues for the six months ended June 30, 2000, a decrease of 3.7%. The dollar and percentage decreases were due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration and lower access charges resulting from the use of competitive local exchange carriers. In the six months ended June 30, 2000, the Company also recovered approximately $1,363 of prior years’ sales and excise taxes charged by LECs.

      Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) decreased $1,171, or 25.2%, from $4,653 to $3,482 for the first six months of 1999 and 2000, respectively. The dollar decrease was primarily the result of the decrease in operator service revenues compared to the first six months of 1999. As a percentage of total revenue, telecommunication and validation fees decreased from 11.7% in 1999 to 10.5% in 2000 principally due to a change in the Company’s primary operator service provider (“OSP”) during the first quarter of 2000. The Company entered into an agreement with this new OSP which provides for a reduction in the processing costs as a percentage of gross operator service revenues.

      Location commissions were $4,349 in 2000 compared to $6,402 in the first six months of 1999. Location commissions declined by $2,053, or 32.1%, and represented 16.1% and 13.2% of total revenues for the six months ended June 30, 1999 and 2000, respectively. The dollar and percentage decreases are due to the reduction in revenues in the first six months of 2000 compared to 1999 and the use of higher commission accrual rates in the first six months of 1999 to recognize the increasing commission rates resulting from location contracts with new and existing location providers.

      Field operations (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones) decreased $1,562, or 14.8%, from $10,539 for the six months ended June 30, 1999 to $8,977 for the six months ended June 30, 2000. Field operations represented 26.5% of total revenues for the six months ended June 30, 1999 and 27.2% of total revenues for the six months ended June 30, 2000. The dollar decrease in the first six months of 2000 compared to 1999 was primarily due to lower aggregate salaries and wages resulting from the reduction in personnel and a decrease in sales and other taxes based on revenues during the first six months of 2000. The increase as a percentage of total revenues was a result of the lower revenues in the first half of 2000.

      Selling, general and administrative (“SG&A”) expenses declined, from $5,105 for the first six months 1999 to $4,705 for the six months ended June 30, 2000, a decrease of $400 or 7.8%. SG&A expenses represented 12.8% of total revenues for the six months ended June 30, 1999 and 14.2% of total revenues for the six months ended June 30, 2000. The dollar decrease was primarily due to a decrease in telephone expenses and other cost reduction efforts. In the first half of 2000, there was an increase in the number of sales personnel offset by a reduction in the number of administrative personnel, which resulted in a comparable amount of personnel related expenses in the six months ended June 30, 1999 and 2000. The increase in SG&A expenses as a percentage of total revenues was due to the decrease in revenues in the six months ended June 30, 2000.

      Depreciation and amortization decreased in 2000 primarily due to the adoption of fresh start reporting as of November 17, 1999, the Consummation Date of the Company’s Prepackaged Plan. Under fresh start reporting, the carrying values of property and equipment and of intangible assets were adjusted to equal the fair value of such assets at that date. The new cost basis of these assets is being depreciated or amortized over their remaining useful lives. Depreciation and amortization decreased $3,182, or 26.7%, from $11,935 for the six months ended June 30, 1999 to $8,753 for the six months ended June 30, 2000. Depreciation and amortization represented 30.0% of total revenues for the six months ended June 30, 1999 and 26.5% of total revenues for the six months ended June 30, 2000

      Other unusual charges and contractual settlements were $110 in the six months ended June 30, 2000 compared to $73 in the six months ended June 30, 1999 and consisted primarily of legal and professional fees relating to non-routine litigation and the Company’s Prepackaged Plan.

Other Income (Expense)

      Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense decreased $5,517, or 50.6%, from $10,898 for the six months ended June 30, 1999 to $5,381 for the six months ended June 30, 2000. Interest expense represented 27.4% of total revenues for the six months ended June 30, 1999 and 16.3% of total revenues for the six months ended June 30, 2000, a decrease of 11.1%. The dollar and percentage decreases resulted from the conversion of the $125,000 aggregate principal amount 12% Senior Notes to Common Stock (Successor Company) as the result of the consummation of the Company’s Prepackaged Plan. Excluding $7,896 of interest expense relating to the Senior Notes in the first six months of 1999, interest expense increased by $2,379 principally due to an increase in the amount of the Company’s secured debt and an increase in the effective rate of interest arising from higher fees relating to the Company’s Exit Financing Agreement.

EBITDA from Recurring Operations

      EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) increased $1,522, or 70.0%, from $2,174 for the six months ended June 30, 1999 to $3,696 for the six months ended June 30, 2000. EBITDA from recurring operations represented 5.5% of total revenues for the six months ended June 30, 1999 and 11.2% of total revenues for the six months ended June 30, 2000, an increase of 5.7%. The dollar and percentage increases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation) offset by larger decreases in operating costs. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity. See “Liquidity and Capital Resources” for a discussion of cash flows from operating, investing and financing activities.

Liquidity and Capital Resources

Cash Flows from Operating Activities

      The Company had working capital of $2,745 at June 30, 2000 compared to $3,131 at December 31, 1999, a decrease of $386. This decrease was due primarily to a decrease in cash resulting from the use of cash in investment activities during the first half of 2000. Net cash provided by (used in) operating activities during the six months ended June 30, 1999 and 2000 was $(417) and $607, respectively. Net cash provided by operating activities resulted mainly from the net loss for the six months ended June 30, 2000 offset by non-cash charges for depreciation and amortization and non-cash interest expense.

Cash Flows from Investing Activities

      Cash used in investing activities during the six months ended June 30, 1999 and 2000 was $1,143 and $994, respectively. In the first six months of 1999 and 2000, cash used in investing activities consisted mainly of purchases of telephones, other property and equipment and expenditures for deferred commissions and signing bonuses relating to location contracts. Deferred commissions and signing bonuses increased over the prior year due to improved sales which resulted in a slight increase in the number of pay telephones during the first half of 2000.

Cash Flows from Financing Activities

      Cash flows provided by (used in) financing activities during the six months ended June 30, 1999 and 2000 were $1,051 and $(137), respectively, which in 1999 consisted primarily of additional borrowing under the Company’s Credit Agreement offset by expenditures for professional fees for the restructuring of the Company’s Senior Notes. Cash flows used in financing activities during the six months ended June 30, 2000 consisted primarily of expenditures for professional fees for the proposed refinancing of the Company’s Exit Financing Agreement.

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

      The Exit Financing Agreement provides for various fees aggregating $9,440 over the term of the loan, including a $1,150 deferred line fee, which is payable one year from the date of closing, together with interest thereon, and a $10 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement are subject to certain reductions for early prepayment, provided that the Company is not in default on the Exit Financing Agreement.

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

Warrant Put Obligation and Note Payable In connection with the Prepackaged Plan, the Company reached an agreement with a former lender to settle a claim for the purported exercise of a put right relating to warrants to purchase shares of Series A Special Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred was convertible into Common Stock. The claim was settled for $1,000 in the form of a note payable, subject to certain reductions for early payment, together with deferred interest at 5% per annum, in five years. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled.

Liquidity and Capital Expenditures Management expects its recent profit improvement measures and the conversion of the Company’s Senior Notes to Common Stock (Successor Company), including the elimination of required interest payments, to have a beneficial impact on cash flows provided by operating activities. Although there is no additional credit available under the Company’s Exit Financing Agreement, the financial position of the Company has improved as a result of the consummation of the Prepackaged Plan. The Company is currently seeking financing to replace the Exit Financing Agreement, to improve the liquidity of the Company and to reduce the cost of debt service.

      For the six months ended June 30, 2000, the Company had capital expenditures of $581 which were financed by cash flows from operating activities. Capital expenditures were principally for refurbishing and replacing the Company’s pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at June 30, 2000.

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

Item 3. Quantitive and qualitative disclosures about market risk

      In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company’s outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company’s long-term obligations primarily consist of borrowings and deferred fees under the Company’s Exit Financing Agreement aggregating approximately $50 million.

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

The Company filed no reports on Form 8-K during the second quarter of 2000.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONETEL TECHNOLOGIES, INC.

August 14, 2000	By: /s/ John D. Chichester

John D. Chichester

President and Chief Executive Officer

August 14, 2000	By: /s/ Richard P. Kebert

Richard P. Kebert

Chief Financial Officer,

Treasurer and Secretary

(Principal Financial Officer and

Accounting Officer)