Form 10-Q
period 2000-09-30
PHONETEL TECHNOLOGIES INC
filed 2000-11-14
CIK 821511

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

/     / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  X     No

Applicable only to Corporate Issuers

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2000, 10,189,684 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

PhoneTel Technologies, Inc. and Subsidiary

Form 10-Q
Nine and Three Months Ended September 30, 2000

INDEX

		Page No.

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000	3

	Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 1999 and 2000	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Part II. Other Information

Item 3.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

Part I. Financial Information

Item 1. Financial Statements

PhoneTel Technologies, Inc. and Subsidiary

Consolidated Balance Sheets
(In thousands except share and per share amounts)

	Successor Company

		(Unaudited)
	December 31	September 30
	1999	2000

Assets

Current assets:

Cash	$5,700	$4,903

Accounts receivable, net of allowance for doubtful accounts of $1,339 and $1,854, respectively	11,246	12,097

Other current assets	1,144	1,462

Total current assets	18,090	18,462

Property and equipment, net	22,741	19,743

Intangible assets, net	83,057	70,484

Other assets	511	568

	$124,399	$109,257

Liabilities and Shareholders’ Equity

Current liabilities:

Current portion of long-term debt	$1,172	$1,286

Accounts payable	5,272	5,021

Accrued expenses:

Location commissions	2,841	2,617

Line and transmission charges	1,902	2,315

Personal property and sales tax	2,672	2,770

Interest	461	490

Salaries, wages and benefits	502	558

Other	137	579

Total current liabilities	14,959	15,636

Long-term debt	48,642	51,004

Commitments and contingencies	—	—

Shareholders’ Equity :

Common Stock — $0.01 par value; 15,000,000 and 45,000,000 shares authorized, 10,188,630 and 10,189,684 shares issued and outstanding at December 31, 1999 and September 30, 2000, respectively	102	102

Additional Paid-in Capital	63,390	63,429

Accumulated Deficit	(2,694)	(20,914)

Total Shareholders’ Equity	60,798	42,617

	$124,399	$109,257

The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary

Consolidated Statements of Operations (Unaudited)
(In thousands except for share and per share amounts)

	Nine Months Ended		Three Months Ended
	September 30		September 30

	1999	2000	1999	2000
	Predecessor	Successor	Predecessor	Successor
	Company	Company	Company	Company

Revenues:

Coin calls	$31,374	$25,613	$10,511	$8,688

Non-coin telecommunication services	28,766	24,972	9,934	9,086

Other	204	391	135	167

	60,344	50,976	20,580	17,941

Operating expenses:

Line and transmission charges	15,757	12,475	4,866	4,649

Telecommunication and validation fees	7,256	5,564	2,603	2,082

Location commissions	9,951	6,640	3,549	2,291

Field operations	15,706	13,297	5,167	4,320

Selling, general and administrative	7,670	7,074	2,565	2,369

Depreciation and amortization	17,738	13,110	5,803	4,357

Other unusual charges and contractual settlements	1,287	3,004	1,214	2,894

	75,365	61,164	25,767	22,962

Loss from operations	(15,021)	(10,188)	(5,187)	(5,021)

Other income (expense):

Interest expense	(16,685)	(8,229)	(5,787)	(2,848)

Interest and other income	156	197	46	55

	(16,529)	(8,032)	(5,741)	(2,793)

Loss before exraordinary item	(31,550)	(18,220)	(10,928)	(7,814)

Extraordinary item — loss on extinguishment of debt	(2,094)	—	(2,094)	—

Net loss	($33,644)	($18,220)	($13,022)	($7,814)

Earnings (loss) per share calculation:

Loss before extraordinary item	($31,550)	($18,220)	($10,928)	($7,814)

Preferred dividend payable in kind	(13)	—	(5)	—

Accretion of 14% Preferred to its redemption value	(1,197)	—	(416)	—

Loss before extradinaory item applicable to common shareholders	(32,760)	(18,220)	(11,349)	(7,814)

Extraordinary item — loss on extinguishment of debt	(2,094)	—	(2,094)	—

Net loss applicable to common shareholders	($34,854)	($18,220)	($13,443)	($7,814)

Loss per common share before extraordinary item	($1.75)	($1.79)	($0.61)	($0.77)

Extraordinary item — loss on extinguishment of debt	(0.11)	—	(0.11)	—

Net loss per common share, basic and diluted	($1.86)	($1.79)	($0.72)	($0.77)

Weighted average number of shares, basic and diluted	18,754,133	10,189,099	18,754,133	10,189,684

The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30

	1999	2000
	Predecessor	Successor
	Company	Company

Cash flows provided by (used in) operating activities:

Net loss	($33,644)	($18,220)

Adjustments to reconcile net loss to net cash flow from operating activities:

Depreciation and amortization	17,738	13,110

Extraordinary loss on extinguishment of debt	2,094	—

Write-off of intangible assets — location contracts	864	2,880

Non-cash interest expense	1,628	3,832

Increase in allowance for doubtful accounts	589	515

Gain on disposal of assets	(41)	(83)

Stock compensation expense	—	28

Changes in current assets	1,179	(1,684)

Changes in current liabilities, net of reclassifications of long-term debt	7,737	563

	(1,856)	941

Cash flows provided by (used in) investing activities:

Purchases of property and equipment	(1,158)	(857)

Deferred charges — commissions and signing bonuses	(373)	(738)

Proceeds from sale of assets	62	99

Change in other assets	23	(57)

	(1,446)	(1,553)

Cash flows provided by (used in) financing activities:

Proceeds from debt issuances	47,975	—

Principal payments on borrowings	(42,717)	(52)

Debt financing and restructuring costs	(1,397)	(144)

Other	—	11

	3,861	(185)

Increase (decrease) in cash	559	(797)

Cash at beginning of period	5,768	5,700

Cash at end of period	$6,327	$4,903

Supplemental disclosure:

Interest paid during the period	$3,848	$4,368

Non-cash Transactions:

Deferred financing costs	—	$2,070

Other	—	39

	$—	$2,109

The accompanying notes are an integral part of these financial statements.

PhoneTel Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
For the Nine and Three Months Ended September 30, 1999 and 2000
(In thousands of dollars except for installed public pay telephone, share and per share amounts)

1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.  Fresh Start Reporting

      Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of AICPA Statement of Position 90-7 (“SOP 90-7”). The Company has recorded the effects of fresh start reporting as of November 17, 1999, the Consummation Date of the Company’s Prepackaged Plan. In accordance with SOP 90-7, assets and liabilities have been restated as of November 17, 1999 to reflect the reorganization value of the Company, which approximates their fair value at the Consummation Date. In addition, the accumulated deficit of the Company through the Consummation Date has been eliminated and the debt and capital structure of the Company has been recast pursuant to the provisions of the Prepackaged Plan. Thus, the balance sheets as of December 31, 1999 and September 30, 2000 reflect a new reporting entity (the “Successor Company”) and are not comparable to periods prior to November 17, 1999 (the “Predecessor Company”). Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company report operations prior to the Consummation Date and the effect of adopting fresh start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

4.  Accounts Receivable and Dial-Around Compensation

      A dial-around call occurs when a non-coin call is placed from the Company’s public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company’s dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-phone or per-call rate in effect under orders issued by the Federal Communications Commission (the “FCC”). Retroactive changes in the dial-around compensation rate pursuant to orders issued by the FCC are accounted for as changes in accounting estimates and are recorded as adjustments to revenues at the beginning of the most recent period prior to the announcement of such changes by the FCC. At December 31, 1999 and September 30, 2000, accounts receivable included $10,636 and $11,082, respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized. For the nine months ended September 30, 1999 and 2000, revenues from non-coin telecommunication services included $11,524 and $10,448, respectively, for dial-around compensation.

      Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act (“Section 276”), the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones through deregulation and competition (the “1996 Payphone Order). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers (“IXCs”) for dial-around calls placed from payphones. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone (“Flex Ani”) and required local exchange carriers (“LECs”) to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the “Interim Period”), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation. Thereafter, the FCC set dial-around compensation on a per-call basis at the assumed deregulated coin rate of $0.35. The Interim Period monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131.

      The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the “Appeals Court”). Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method for determining the allocation of payment among IXCs was erroneous. In July 1997, the Appeals Court vacated that portion of the 1996 Payphone Order which prescribed the amount and method of allocating the payment of dial-around compensation among the IXCs and remanded the 1996 Payphone Order to the FCC for further consideration.

      In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the “1997 Payphone Order”). The FCC used a market-based method to determine a per- call compensation rate, reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the “Default Rate”). The FCC concluded that the Default Rate should be applied prospectively in determining compensation beginning October 7, 1997 and reiterated that payphone providers were entitled to compensation for every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the amount and method of allocating the payment among the IXCs during the Interim Period.

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

      The 1999 Payphone Order deferred a final ruling on the Interim Period treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the Adjusted Default Rate will be applied in the Interim Period. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through the effective date of the Adjusted Default Rate. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the decrease in the Adjusted Default Rate. This adjustment of $6,075 included $2,342 recorded as revenue in the first nine months of 1998 and $3,733 recorded as revenue in prior years.

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

5.  Long-Term Debt

      Long-term debt at December 31, 1999 and September 30, 2000 consisted of the following:

	December 31	September 30
	1999	2000

Exit Financing Agreement, due January 1, 2002 with interest payable monthly at 3% above the base rate (12.5% at September 30, 2000)	$48,799	$51,204

Note Payable-Warrant Put Obligation	1,010	1,049

Other notes payable	5	37

	49,814	52,290

Less current maturities	(1,172)	(1,286)

	$48,642	$51,004

Post Reorganization Loan Agreement

      On November 17, 1999, the Company executed an agreement with certain financial institutions and Foothill Capital Corporation (“Foothill”), as lender and agent for the financial institutions (together the “Lenders”), for post reorganization financing (“Exit Financing Agreement”). The Exit Financing Agreement provides for a $46,000 revolving credit commitment (the “Maximum Amount”), excluding interest and fees capitalized as part of the principal balance. The Exit Financing Agreement is secured by substantially all of the assets of the Company and was originally scheduled to mature on November 16, 2001.

      The Exit Financing Agreement provides for various fees aggregating $9,440 over the term of the loan, including a $1,150 deferred line fee, which was originally payable on November 17, 2000, together with interest thereon, and a $10 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement are subject to certain reductions for early prepayment, provided that the Company is not in default under the Exit Financing Agreement.

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

      The Company and its Lenders executed an amendment to the Exit Financing Agreement (the “Second Amendment”) on November 13, 2000. The Second Amendment provides, among other things, for the deferral of the payment due for the deferred line fee in the approximate amount of $1.3 million until January 1, 2001 and an extension of the term of the Exit Financing Agreement until January 1, 2002. The Lenders have also expressed their intent to approve the proposed sale of approximately 1,100 pay telephones with a corresponding decrease in the number of pay telephones the Company is required to maintain as collateral. The proceeds from the proposed sale of pay telephones are to be applied to reduce loan principal and provide credit availability to the Company for capital expenditures applicable to the expansion of the Company’s pay telephone base.

Warrant Put Obligation and Note Payable

      In 1996, the Company issued warrants to purchase shares of Series A Special Convertible Preferred Stock (the “Series A Warrants”) to two former lenders at an exercise price of $0.20 per share. Each share of Series A Special Convertible Preferred Stock was convertible into 20 shares of Common Stock (Predecessor Company). On October 13, 1998, the Company received notice from a former lender which purported to exercise its put right, as defined in the agreement for the Series A Warrants (the “Warrant Agreement”), with respect to 89,912 Series A Warrants and 124,300 Common Shares. The Warrant Agreement specified that the Company was to redeem Series A Warrants that were convertible into shares of Common Stock (or shares of Common Stock obtained from such conversion) at a value determined by a formula, subject to certain limitations, set forth therein. In 1998, the Company recorded an accrued liability and a charge to additional paid-in-capital of $1,452 relating to this purported put exercise.

      On October 18, 1999, in connection with the Prepackaged Plan, the Company reached an agreement with the former lender to settle the claim for $1,000 in the form of a note which is payable, subject to certain reductions for early payment, together with deferred interest at 5% per annum, on November 17, 2004. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled. The adjustment to reduce the amount of the Warrant Agreement put obligation to $1,000, to record a note payable for this obligation and to credit additional paid-in capital was recorded by the Company as of November 17, 1999.

6.  14% Cumulative Convertible Preferred Stock Mandatorily Redeemable (Predecessor Company)

      At September 30, 1999, the Predecessor Company had 107,918 shares of 14% Preferred issued and outstanding and cumulative dividends issuable of 67,843 shares (valued at $1,131). The Company recorded dividends, declared and undeclared, at their fair market value and recognized the difference between the carrying value of the 14% Preferred and the mandatory redemption amount ($10,546 at September 30, 1999) through monthly accretions using the interest method. For the nine months ended September 30, 1999, the carrying value of the 14% Preferred was increased by $1,197 through accretions. Each share of 14% Preferred was entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred was convertible into 10 shares of Common Stock (Predecessor Company) and was subject to mandatory redemption on June 30, 2000.

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

      Under the Amended and Restated Articles of Incorporation confirmed as part of the Company’s Prepackaged Plan, the total authorized capital stock of the Successor Company was 15,000,000 shares of Common Stock. On July 18, 2000, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total authorized capital stock of the Successor Company to 45,000,000 shares of Common Stock.

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

Overview

      At the end of 1998 and during 1999, the Company began implementing several profit improvement initiatives. The Company has been able to obtain lower local access line charges through negotiations and promotional programs with certain of its incumbent LECs or by utilizing competitive LECs (“CLECs”). The Company entered into agreements with new operator service providers (“OSPs”) to obtain an improvement in rates for operator service revenues and long distance line charges. In 1999, the Company reduced the number of field operations personnel, abandoned location contracts relating to approximately 2,000 unprofitable phones and closed three district operations facilities resulting in reduced costs. The Company also reduced the number of administrative and sales personnel and eliminated or reduced non-essential expenses. In 2000, the Company has continued its process improvement programs and its cost reduction measures and has begun to initiate new programs to generate revenues from calling cards and other prepaid products. In the third quarter of 2000, the Company abandoned location contracts relating to approximately 1,500 additional unprofitable phones, closed two district operations facilities and made additional reductions in field operations and administrative personnel. The Company believes these measures have and will continue to have a positive impact on its results of operations.

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

Results of Operations

      Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of AICPA Statement of Position 90-7. The Company recorded the effects of fresh start reporting as of November 17, 1999, the Consummation Date of the Company’s Prepackaged Plan. In accordance with SOP 90-7, assets and liabilities have been restated as of November 17, 1999 to reflect the reorganization value of the Company, which approximated their fair values at the Consummation Date. In addition, the accumulated deficit of the Company through the Consummation Date was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Prepackaged Plan.

      The Predecessor Company’s financial statements (through November 17, 1999) are not comparable to the Successor Company’s financial statements (subsequent to November 17, 1999). (See Note 3 to the Company’s Consolidated Financial Statements.) However, for purposes of management’s discussion and analysis of results of operations, the nine months ended September 30, 1999 is being compared to the nine months ended September 30, 2000 since the results of operations are comparable except for the elimination of interest expense relating to the Predecessor Company’s Senior Notes, which resulted from the implementation of the Prepackaged Plan, and the effect on depreciation and amortization of adopting fresh start reporting.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Revenues

      Revenues decreased by $9,368 or 15.5%, from $60,344 for the first nine months of 1999 to $50,976 for the first nine months of 2000. This decrease is primarily due to the decrease in the average number of installed pay telephones and a decline in call volume as discussed below. The average number of installed pay telephones decreased from 41,091 for the nine months ended

September 30, 1999 to 36,962 for the nine months ended September 30, 2000, a decrease of 4,129 or 10.0%. This decrease is principally due to the removal of approximately 2,000 pay telephones in the fourth quarter of 1999 and 1,500 pay telephones in the third quarter of 2000 as part of the Company’s continuing program of evaluating and removing phones that are no longer profitable. To a lesser degree, the decrease in the number of pay telephones is due to the timing of expiring location contracts and the competition for payphone locations in the marketplace.

     Revenues from coin calls were $31,374 and $25,613 for the first nine months of 1999 and 2000, respectively. This decrease of $5,761, or 18.4% is due principally to the decrease in the average number of installed pay telephones in the first nine months of 2000 compared to the first nine months of 1999. In addition, long distance and local call volumes relating to coin calls have been adversely affected by the growth of wireless communication services, which serves as an increasingly competitive alternative to payphone usage. To a lesser extent, coin revenue has declined due to the use of prepaid calling cards and other types of dial-around calls.

     Revenues from non-coin telecommunication services of $24,972 were $3,794 or 13.2% less than the $28,766 of revenues reported in the first nine months of 1999. Of this decrease, long distance revenues from operator service providers declined by $2,718 or 15.8%. This decrease is principally a result of the reduction in the average number of pay telephones and the reduction in operator service revenues caused by the continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. In addition, revenues from dial-around compensation decreased by $1,076, from $11,524 in the first nine months of 1999 to $10,448 in the first nine months of 2000, due to the reduction in the average number of pay telephones in the first nine months of 2000.

     Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act, the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones through deregulation and competition (the “1996 Payphone Order”). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers for dial-around calls placed from payphones. To facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone (“Flex Ani”) and required local exchange carriers to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the “Interim Period”), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation. Thereafter, the FCC set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The Interim Period monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131.

     The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit. Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method for determining the allocation of payment among IXCs was erroneous. In July 1997, the Appeals Court vacated that portion of the 1996 Payphone Order which prescribed the amount and method of allocating the payment of dial-around compensation among the IXCs and remanded the 1996 Payphone Order to the FCC for further consideration.

     In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the “1997 Payphone Order”). The FCC used a market-based method to determine a per-call compensation rate, reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the “Default Rate”). The FCC concluded that the Default Rate should be applied prospectively in determining compensation beginning October 7, 1997 and reiterated that payphone providers were entitled to compensation for every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the amount and method of allocating the payment among the IXCs during the Interim Period.

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

      The 1999 Payphone Order deferred a final ruling on the Interim Period treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the Adjusted Default Rate will be applied in the Interim Period. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through the effective date of the Adjusted Default Rate. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the decrease in the Adjusted Default Rate. This adjustment of $6,075 included $2,342 recorded as revenue in the first nine months of 1998 and $3,733 recorded as revenue in prior years.

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

      Other revenues increased $187 from $204 for the nine months ended September 30, 1999 to $391 for the nine months ended September 30, 2000. This increase was primarily the result of the amortization of a deferred operator service bonus received in January 2000.

Operating Expenses.

      Total operating expenses decreased $14,201, or 18.8%, from $75,365 for the nine months ended September 30, 1999 to $61,164 for the nine months ended September 30, 2000. The decrease was due to a reduction in substantially all operating expense categories, due in part to the decrease in the average number of installed pay telephones and a corresponding reduction in field operations personnel in the first nine months of 2000 compared to the first nine months of 1999. Operating expenses also decreased as a result of the adoption of fresh start reporting in November 1999 which resulted in a decrease in depreciation and amortization expense.

      Line and transmission charges of $15,757 in the first nine months of 1999 and $12,475 in the first nine months of 2000 declined by $3,282, or 20.8%. Line and transmission charges represented 26.1% of total revenues for the nine months ended September 30, 1999 and 24.5% of total revenues for the nine months ended September 30, 2000, a decrease of 1.6%. The dollar and percentage decreases were due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration and lower access charges resulting from the use of CLECs. In addition, in the nine months ended September 30, 2000, the Company recovered approximately $1,733 of prior years’ sales and excise taxes charged by LECs compared to $1,025 of reductions in line and transmission charges in 1999 relating to promotional allowances from LECs and cost-based rate reductions ordered by state regulators.

      Telecommunication and validation fees (consisting primarily of processing costs relating to operator services) decreased $1,692, or 23.3%, from $7,256 to $5,564 for the first nine months of 1999 and 2000, respectively. The dollar decrease was primarily the result of the decrease in operator service revenues compared to the first nine months of 1999. As a percentage of total revenue, telecommunication and validation fees decreased from 12.0% in 1999 to 10.9% in 2000 principally due to a change in the Company’s primary operator service provider (“OSP”) during the first quarter of 2000. The Company entered into an agreement with this new OSP which provides for a reduction in the processing costs as a percentage of gross operator service revenues.

      Location commissions were $6,640 in 2000 compared to $9,951 in the first nine months of 1999. Location commissions declined by $3,311, or 33.3%, and represented 16.5% and 13.0% of total revenues for the nine months ended September 30, 1999 and 2000, respectively. The dollar and percentage decreases are due to the reduction in revenues in the first nine months of 2000 compared to 1999 and the use of higher commission accrual rates in the first nine months of 1999 to recognize the increasing commission rates resulting from location contracts with new and existing location providers.

      Field operations (consisting principally of field operations personnel and vehicle costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones) decreased $2,409, or 15.3%, from $15,706 for the nine months ended September 30, 1999 to $13,297 for the nine months ended September 30, 2000. Field operations represented 26.0% of total revenues for the nine months ended September 30, 1999 and 26.1% of total revenues for the nine months ended September 30, 2000. The dollar decrease in the first nine months of 2000 was primarily due to lower aggregate salaries and wages resulting from the reduction in personnel and a decrease in sales and other taxes based on revenues during the first nine months of 2000. Included in the decrease in sales and other taxes is $706 for decreases in sales tax assessments previously recorded as expense and a reduction in universal telephone service fees (“USF fees”). As a result of a court ruling in the first quarter of 2000, USF fees can only be assessed on interstate coin revenues which reduces the amount of fees the Company is required to pay.

      Selling, general and administrative (“SG&A”) expenses declined from $7,670 for the first nine months 1999 to $7,074 for the nine months ended September 30, 2000, a decrease of $596 or 7.8%. SG&A expenses represented 12.7% of total revenues for the nine months ended September 30, 1999 and 13.9% of total revenues for the nine months ended September 30, 2000. The dollar decrease was primarily due to a decrease in telephone expense and other cost reductions offset in part by an increase in professional fees. In the first nine months of 2000, there was also an increase in the number of sales personnel offset by a larger reduction in the number of administrative personnel, which resulted in a net decrease in the amount of personnel related expenses in the nine months ended September 30, 2000. The increase in SG&A expenses as a percentage of total revenues was due to the decrease in revenues in the nine months ended September 30, 2000.

      Depreciation and amortization decreased in 2000 primarily due to the adoption of fresh start reporting as of November 17, 1999, the Consummation Date of the Company’s Prepackaged Plan. Under fresh start reporting, the carrying values of property and equipment and of intangible assets were adjusted to equal the fair value of such assets at that date. The new cost basis of these assets is being depreciated or amortized over their remaining useful lives. Depreciation and amortization decreased $4,628, or 26.1%, from $17,738 for the nine months ended September 30, 1999 to $13,110 for the nine months ended September 30, 2000. Depreciation and amortization represented 29.4% of total revenues for the nine months ended September 30, 1999 and 25.7% of total revenues for the nine months ended September 30, 2000.

      Other unusual charges and contractual settlements increased by $1,717 from $1,287 in the nine months ended September 30, 1999 to $3,004 in the nine months ended September 30, 2000. Other unusual charges and contractual settlements includes $2,880 for the write-off of the unamortized cost of location contracts in the third quarter of 2000 relating to the removal of approximately 1,500 unprofitable pay telephones and other non-routine professional fees and costs. In the first nine months of 1999, other unusual charges and contractual settlements consisted primarily of legal and professional fees relating to non-routine litigation and the Company’s Prepackaged Plan.

Other Income (Expense)

      Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense decreased by $8,456, or 50.7%, from $16,685 for the nine months ended September 30, 1999 to $8,229 for the nine months ended September 30, 2000. Interest expense represented 27.7% of total revenues for the nine months ended September 30, 1999 and 16.1% of total revenues for the nine months ended September 30, 2000, a decrease of 11.6%. The dollar and percentage decreases resulted from the conversion of the $125,000 aggregate principal amount 12% Senior Notes to Common Stock (Successor Company) as the result of the consummation of the Company’s Prepackaged Plan. Excluding $11,844 of interest expense relating to the Senior Notes in the first nine months of 1999, interest expense increased by $3,388 due to an increase in the amount of the Company’s secured debt and an increase in the effective rate of interest arising principally from the amortization of higher fees relating to the Company’s Exit Financing Agreement.

EBITDA from Recurring Operations

      EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) increased $1,922, or 48.0%, from $4,004 for the nine months ended September 30, 1999 to $5,926 for the nine months ended September 30, 2000. EBITDA from recurring operations represented 6.6% of total revenues for the nine months ended September 30, 1999 and 11.6% of total revenues for the nine months ended September 30, 2000, an increase of 5.0%. The dollar and percentage increases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation) offset by larger decreases in operating costs. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity. See “Liquidity and Capital Resources” for a discussion of cash flows from operating, investing and financing activities.

Liquidity and Capital Resources

Cash Flows from Operating Activities

      The Company had working capital of $2,826 at September 30, 2000 compared to $3,131 at December 31, 1999, a decrease of $305. This decrease was due primarily to a decrease in cash resulting from the use of cash in investment activities during the first nine months of 2000. Net cash provided by (used in) operating activities during the nine months ended September 30, 1999 and 2000 was $(1,856) and $940, respectively. Net cash provided by operating activities resulted mainly from the net loss for the nine months ended September 30, 2000 offset by non-cash charges for depreciation and amortization, non-cash interest expense, and the write-off of location contracts relating to the removal of approximately 1,500 unprofitable pay telephones.

Cash Flows from Investing Activities

      Cash used in investing activities during the nine months ended September 30, 1999 and 2000 was $1,446 and $1,552, respectively. In the first nine months of 1999 and 2000, cash used in investing activities consisted mainly of purchases of telephones, other property and equipment and expenditures for deferred commissions and signing bonuses relating to pay telephone location contracts. Deferred commissions and signing bonuses increased over the prior year due to improved sales which resulted in only a slight decrease in the number of pay telephones during the first nine months of 2000 following the removal of 1,500 unprofitable pay telephones in the third quarter of 2000.

Cash Flows from Financing Activities

      Cash flows provided by (used in) financing activities during the nine months ended September 30, 1999 and 2000 were $3,861 and $(185), respectively, which in 1999 consisted primarily of additional borrowing under the Company’s credit agreements offset by expenditures for professional fees for the restructuring of the Company’s Senior Notes. Cash flows used in financing activities during the nine months ended September 30, 2000 consisted primarily of expenditures for professional fees for the proposed refinancing of the Company’s Exit Financing Agreement.

Post Reorganization Loan Agreement

      The Company executed an agreement with its Lenders for post reorganization financing on November 17, 1999. The Exit Financing Agreement provides for a $46,000 revolving credit commitment (the “Maximum Amount”), excluding interest and fees capitalized as part of the principal balance. The Exit Financing Agreement is secured by substantially all of the assets of the Company and was originally scheduled to mature on November 16, 2001.

      The Exit Financing Agreement provides for various fees aggregating $9,440 over the term of the loan, including a $1,150 deferred line fee, which was originally payable on November 17, 2000, together with interest thereon, and a $10 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement are subject to certain reductions for early prepayment, provided that the Company is not in default on the Exit Financing Agreement.

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

      The Company and its Lenders executed an amendment to the Exit Financing Agreement (the “Second Amendment”) on November 13, 2000. The Second Amendment provides, among other things, for the deferral of the payment due for the deferred line fee in the approximate amount of $1.3 million until January 1, 2001 and an extension of the term of the Exit Financing Agreement until January 1, 2002. The Lenders have also expressed their intent to approve the proposed sale of approximately 1,100 pay telephones with a corresponding decrease in the number of pay telephones the Company is required to maintain as collateral. The proceeds from the proposed sale of pay telephones are to be applied to reduce loan principal and provide credit availability to the Company for capital expenditures applicable to the expansion of the Company’s pay telephone base.

      Warrant Put Obligation and Note Payable In connection with the Prepackaged Plan, the Company reached an agreement with a former lender to settle a claim for the purported exercise of a put right relating to warrants to purchase shares of Series A Special Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred was convertible into Common Stock (Predecessor Company). The claim was settled for $1,000 in the form of a note which is payable, subject to certain reductions for early payment, together with deferred interest at 5% per annum, on November 17, 2004. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled.

      Liquidity and Capital Expenditures Management expects its recent profit improvement measures and the conversion of the Company’s Senior Notes to Common Stock (Successor Company), including the elimination of required interest payments, to have a beneficial impact on cash flows provided by operating activities. In addition, the financial position of the Company has improved as a result of the consummation of the Prepackaged Plan. The Company has been seeking financing to replace the Exit Financing Agreement, to improve the liquidity of the Company and to reduce the cost of debt service, but has not yet been able to obtain alternate financing arrangements. However, the Company has been able to obtain financial support from its Lenders and has executed an amendment to the Exit Financing Agreement, as discussed above and in Note 5 to the Consolidated Financial Statements. In addition, management expects to complete the proposed sale of approximately 1,100 pay telephones, the proceeds of which may be used to reduce loan principal and provide credit availability for expansion purposes. With the Company’s continuing efforts to profitably expand its payphone base and reduce costs, and with the Company’s continued support of its Lenders, management believes the Company will be able to sustain its operations through the next year.

      For the nine months ended September 30, 2000, the Company had capital expenditures of $857 which were financed by cash flows from operating activities. Capital expenditures were principally for refurbishing and replacing the Company’s pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at September 30, 2000.

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

Item 3. Quantitive and qualitative disclosures about market risk

      In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company’s outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company’s long-term obligations primarily consist of borrowings and deferred fees under the Company’s Exit Financing Agreement aggregating approximately $51 million.

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

Part II. Other Information

Item 3. Submission of Matters to a Vote of Security Holders

      On July 18, 2000, the Company held its Annual Meeting of Shareholders. Total shares of Common Stock eligible to vote as of the record date were 10,188,794 and total shares voted were 9,569,927 or 93.9%. Certain papers presented at the meeting which were not proxy cards and did not identify registered shareholders as of the record date were not recognized as valid ballots and, therefore, were not counted in the tally of ballots cast.

Cumulative voting was in effect pursuant to a shareholder notice to the Company.

      The following Proposals were voted by the Shareholders at the Annual Meeting of Shareholders.

      Election of Directors. The following nominees for director of the Company, as listed in the proxy statement were elected (percentages are of shares voted): Thomas M. Barnhart, II – For 9,535,572 or 99.6%, Withheld 34,362 or 0.4%; John D. Chichester – For 9,535,539 or 99.6%, Withheld 34,395 or 0.4%; Eugene I. Davis – For 9,534,522 or 99.6%, Withheld 35,412 or 0.4%; Peter G. Graf – For 9,516,207 or 99.4%, Withheld 53,727 or 0.6%; and Kevin Schottlaender – For 9,535,586 or 99.6%, Withheld 34,348 or 0.4%. Mr. Donald Winton, who was nominated from the floor during the Annual Meeting, was not elected as a director of the Company: For 3,730 or 0.04%, Withheld 0.

      The proposal to amend the Company’s Articles of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 15,000,000 to 45,000,000 shares was adopted by the Shareholders: For 5,520,615 or 54.2%, Against 4,049,710 or 39.8%, and Abstain 355 or 0.0%.

      The proposal to amend the Company’s Articles of Incorporation to provide the Company with authority to issue up to 5,000,000 shares of Preferred Stock was defeated by the Shareholders: For 1,610,239 or 15.8%, Against 4,065,501 or 39.9%, Abstain 1,623 or 0.0%, and Not Voted 3,893,317 or 38.2%.

      The proposal to amend the Company’s 1999 Management Incentive Plan (the “Plan”) to increase the number of shares of Common Stock available for issuance under the Plan was defeated by the Shareholders: For 2,127,205 or 20.9%, Against 3,549,184 or 34.8%, Abstain 974 or 0.0%, and Not Voted 3,893,317 or 38.2%.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant

10.1	Amendment Number Two to Loan and Security Agreement dated as of November 13, 2000 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. (“Borrowers”) and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together “Lenders”) amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.

27	Financial Data Schedule

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the third quarter of 2000.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONETEL TECHNOLOGIES, INC.

November 14, 2000	By: /s/ John D. Chichester

John D. Chichester President and Chief Executive Officer

November 14, 2000	By: /s/ Richard P. Kebert

Richard P. Kebert Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Accounting Officer)