Form 10-K405
period 2000-12-31
PHONETEL TECHNOLOGIES INC
filed 2001-04-02
CIK 821511

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                          -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         COMMISSION FILE NUMBER 0-16715

                          PHONETEL TECHNOLOGIES, INC.
                          ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              OHIO                                      34-1462198
              ----                                      ----------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO       44114-1195
- -------------------------------------------------------------------       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (Zip Code)

                                 (216) 241-2555
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                         NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                  ON WHICH REGISTERED
     -------------------                                 ---------------------
COMMON STOCK, PAR VALUE $0.01                                    NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

  COMMON STOCK, $0.01 PAR  VALUE
  ------------------------------
        (TITLE OF CLASS)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                              --     --

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2001 was $1,009,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed
by a court. Yes   X   No
                -----    -----

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 21, 2000 was 10,189,684.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement for use at the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

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

        The Company has increased its revenue base from 2,350 installed public payphones at December 31, 1993 to 34,528 at March 2, 2001. This growth from 1993 was principally achieved through acquisitions and to a lesser extent through new payphone installations resulting from the Company's internal sales and marketing efforts.

        During 1993 through 1998, the Company's objective was to expand its payphone base through acquisitions, as well as through internal growth, thereby achieving economies of scale while implementing cost savings principally through elimination of duplicate functions. Selective acquisitions enabled PhoneTel to expand its geographic presence and further its strategy of clustering its public payphones more rapidly than would have been possible through internal growth. Since 1998 the Company's strategy has been to improve the Company's operating results through improved assets management, enhanced revenue sources and cost controls.

        The Company has focused its internal sales and marketing efforts to obtain additional contracts to own and operate public payphones with new and existing national, regional and local accounts. In evaluating locations for the installation of public payphones, the Company conducts a site survey to examine various factors, including population density, traffic patterns, historical usage information and other geographic factors. The installation of public payphones in new locations is generally less expensive than acquiring public payphones. As part of its strategy to continue to reduce operating costs, the Company outsources its long distance and operator services to a number of subcontractors that are operator service providers ("OSPs"), and in January 2000 selected One Call Communications, Inc., d/b/a Opticom ("Opticom") as its principal OSP.

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

        The Company employs both advanced telecommunications technology and trained field technicians as part of its commitment to provide superior customer service. The technology used by PhoneTel enables it to maintain accurate records of telephone activity which can be verified by customers, as well as respond quickly to equipment malfunctions. The Company's standard of performance is to repair malfunctions within 24 hours of the time in which it is reported.

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

        The Company solicited and received acceptances of the Prepackaged Plan from the holders of the Senior Notes and the 14% Cumulative Redeemable Convertible Preferred Stock (the "14% Preferred") in anticipation of the commencement of a case under chapter 11 of the Bankruptcy Code (the "Case"). On July 14, 1999, the Company commenced the Case in the U.S. Bankruptcy Court in the Southern District of New York (the "Court") and thereafter continued to operate its business through November 17, 1999 as a debtor-in-possession. On July 21, 1999, the Company refinanced its Credit Agreement from the proceeds of a debtor-in-possession financing agreement obtained from the Company's existing secured lender. The Company also obtained a commitment from its existing lender to provide post reorganization financing.

        CONFIRMATION AND CONSUMMATION OF THE PREPACKAGED PLAN

                On October 20, 1999, the Court confirmed the Prepackaged Plan. On November 17, 1999, the Company executed a post reorganization loan agreement ("Exit Financing Agreement") and consummated the Prepackaged Plan. Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Senior Notes were to be paid in full in the ordinary course of business, unless otherwise agreed. Holders of the Senior Notes received 9,500,000 shares of the Common Stock (Successor Company) in exchange for the Senior Notes. In addition, the Unofficial Committee representing a majority in principal amount of the Senior Notes appointed four of the five members of the Board of Directors of the Company (the "New Board"). The former Chairman and Chief Executive Officer continues to serve as a Director on the New Board.

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

        As of November 17, 1999 (the "Consummation Date"), the total amount of Common Stock (Successor

Company) outstanding, after giving effect to Common Stock (Successor Company) and New Warrants forfeited in connection with a warrant put obligation settlement, was 10,188,630 shares. In addition, 1,074,721 shares of Common Stock (Successor Company) were reserved for future issuance upon the exercise of the New Warrants, and an amount equal to 5% of the shares of Common Stock (Successor Company) was reserved for issuance pursuant to the terms of the 1999 Management Incentive Plan. Under its Amended and Restated Articles of Incorporation confirmed as part of the Prepackaged Plan, the total authorized capital stock of the Company was 15,000,000 shares of Common Stock (Successor Company). On July 18, 2000, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total authorized capital stock of the Successor Company to 45,000,000 shares of Common Stock.

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

        ACQUISITIONS

        In 1993 through 1998, the Company sought to grow its payphone base through acquisitions. The following table summarizes in reverse chronological order the Company's significant acquisitions since January 1, 1997.


                                                                           Number of
                                                           Date of         Installed        Primary
           Company Acquired                              Acquisition       Payphones      Areas Served
           -----------------                             ------------      ---------      -------------
                                                                                               C>
TDS Telecommunications Corporation                      May 18, 1998        3,407          Tennessee,
("TDS")                                                                              Wisconsin, Maine,
                                                                                     Michigan, Minnesota

London Communications, Inc. ("London")                 June 10, 1997        2,519      Georgia, North
                                                                                     Carolina, South
                                                                                          Carolina

American Public Telecom, Inc. ("American")             May 30, 1997           859         Michigan
Advance Pay Systems, Inc. ("Advance")                  May 30, 1997           800         Virginia
Coinlink, LLC ("Coinlink")                          February 14, 1997         300         Oklahoma
RSM Communications, Inc. ("RSM")                     January 31, 1997         292         Tennessee
Americom, Inc. ("Americom")                          January 17, 1997          99           Arizona
Texas Coinphone ("Texas Coinphone")                  January 14, 1997       1,250            Texas
Cherokee Communications, Inc. ("Cherokee")           January 1, 1997       13,949      Texas, New Mexico,
                                                                           ------       Colorado, Utah,
                                                                                             Montana

Total installed public payphones acquired
  in the two year period ended December 31, 1998                           23,475
                                                                           ======
Total installed public payphones at March 2, 2001                          34,528
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

        Substantially all of the Company's public payphones accept coins as well as other forms of payment for local or long-distance calls. The Company's public payphones generate coin revenues primarily from local calls. Prior to October 7, 1997, state regulatory authorities typically set the maximum rate for local coin calls that could be charged by RBOCs, other LECs and IPPs. The Company generally was required to charge the same rate as the RBOCs and the other LECs for local calls in substantially all of the states in which the Company's public payphones are located. In most states that charge was $0.25, although in some jurisdictions the charge was less than $0.25 per local call, and in a limited number of other jurisdictions that had already deregulated the price of local calls, the charge was $0.35. On October 7, 1997, the effective date of the FCC's mandate to deregulate the local coin rate, the Company increased the amount charged to place a local coin call from $0.25 to $0.35 on substantially all of its payphones. See "Regulatory Matters."

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

        TELEPHONE EQUIPMENT SUPPLIERS

        The Company purchases the majority of its payphones from two manufacturers of public payphones, Intellicall, Inc. and Protel, Inc. Although each manufacturer uses similar technology, the Company seeks to install primarily a single brand of telephone within a specific geographic area. This maximizes the efficiency of the Company's field technicians and makes stocking of appropriate spare parts more effective. It is the Company's policy to place the PhoneTel name on telephones that it installs or acquires.

        SALES AND MARKETING

        The Company utilizes its internal sales force and independent sales representatives to market its products and services. The internal sales force receives salary plus incentive compensation for each public payphone installed, and the independent sales representatives are paid on a commission-only basis for each public payphone installed. In addition, in certain instances, the Company pays a fee to its technicians for securing location agreements for new installations. The Company also markets its products and services through advertising in booths at trade shows and referrals from existing customers.

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

        CUSTOMERS

        The Company's public payphone operations are diversified on both a geographical and customer account basis. Currently, PhoneTel owns and operates public payphones in 46 states and the District of Columbia (approximately 94% of such public payphones are located in 26 states including, 16.1% in Texas) through agreements both with multi-station customers such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals and with single station customers. No single customer generated 10% or more of PhoneTel's total revenue for the years ended December 31, 1998, 1999, or 2000.

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

        To achieve fair compensation for dial-around calls through deregulation and competition, the FCC in the 1996 Payphone Order directed a two-phase transition from a regulated market. Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain IXCs for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone ("Flex Ani"). The FCC required LECs to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the "First Phase"), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation. Thereafter, the FCC set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131 per phone.

        The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method of allocating payment among IXCs was erroneous. In July 1997, the Appeals Court vacated the 1996 Payphone Order and remanded it to the FCC for further consideration.

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

        In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the Default Rate to $0.238, (the "Adjusted Default Rate") retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1996 and 1997 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, issues related to technological advances, and expected market changes.

        The 1999 Payphone Order deferred a final ruling on the First Phase treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the Adjusted Default Rate will be applied for periods in the First Phase. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through April 1999.

        The 1999 Payphone Order has been appealed by various parties. The Appeals Court heard oral arguments on February 2, 2000 and issued its ruling on the matter in June 2000. The Appeals Court denied all petitions for review of the per-call compensation rate and kept in place the adjusted Default Rate mandated by the 1999 Payphone Order.

EFFECT OF FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS

        DIAL-AROUND CALLS. The payments for dial-around calls prescribed in the 1999 Payphone Order significantly increased dial-around compensation revenues to PhoneTel over the levels received prior to implementation of the Telecommunications Act. Market forces and factors outside PhoneTel's control, however, could significantly affect the resulting revenue impact. These factors include the following: (1) resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (2) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (3) pending litigation in the federal courts concerning the constitutionality or validity of the Telecommunications Act, (4) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (5) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them. Based on the FCC's tentative conclusion in the 1997 Payphone Order, PhoneTel adjusted the amounts of dial-around compensation previously recorded for the period, November 6, 1996 to June 30, 1997, from $45.85 to $37.20 per phone, per month ($0.284 per call multiplied by 131 calls). Based on this adjustment, PhoneTel recorded a charge of $395,000 in the three-month period ended September 30, 1997 to reflect the retroactive reduction in revenue from dial-around compensation relating to 1996. Beginning with the fourth quarter 1997, PhoneTel began receiving dial-around compensation on a per-call basis or, to the extent per-call information was not available, dial-around compensation based on a surrogate rate. In the third quarter of 1997 through the third quarter of 1998, PhoneTel continued to record dial-around compensation at the rate of $37.20 per payphone per month. In the fourth quarter of 1998, based on the reduction in the per-call compensation rate from $0.284 to $0.238 in the FCC's 1999 Payphone Order, PhoneTel recorded an adjustment, which included $3,733,000 applicable to prior years, to further reduce revenue recognized from dial-around compensation for the period November 6, 1996 to September 30, 1998. Beginning in the fourth quarter of 1998, PhoneTel recorded dial-around compensation at the rate of $31.18 per payphone, per month ($0.238 per call multiplied by 131 calls per month).

        Effective April 1999, the per-call compensation rate includes 0.2 cents for Flex Ani costs and became $0.24 per call (or $31.44 per payphone, per month based upon 131 calls per month). The Company continued to record revenue from dial-around compensation at this rate until September 30, 2000. For the year ended December 31, 2000, the Company recorded bad debt losses of $4,944,000 related to dial-around compensation. Of this amount, $4,429,000 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000 was recorded in the fourth quarter of 2000 due to the lack of progress by the FCC in ordering a true-up for underpayments by IXCs in the First Phase and a true up to the Adjusted Default Rate for the November 1996 to April 1999 period, as well as the Company's historical collection experience. The Company began recording dial-around compensation based on the estimated number of calls per pay telephone that the Company expects to collect (114 calls per month in the fourth quarter of 2000) at a rate of $0.24 per call.

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

        On October 8, 1999, the FCC issued an order implementing the Court's ruling, (1) eliminating intrastate revenues from the USF base, (2) creating a limited international revenue exception for assessing international revenues, and (3) allowing LECs to recover their USF payments through either access charges or end user charges. This ruling became effective November 1, 1999. With the limitations placed on the USF by the FCC, the amount of USF payments the Company is required to pay has decreased. This decrease however, has been offset by USF fees that are assessed by certain states. See "State and Local Regulation".

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

        In an effort to fund "universally available" telecommunication services beyond that which is available from USAC, certain states have adopted regulations requiring carriers and payphone providers to contribute to state USF funds. Such contributions, while not material, have increased the cost of providing payphone service in these states. Although the Company cannot predict how many states will create and require contributions to their own USF funds, the Company expects that the number of such states will increase in the future.

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

        Management believes that an increasing number of municipalities and other units of local government have begun to impose taxes, license fees, and operating rules on the operations and revenues of payphones. Some of these fees and restrictions may violate provisions of the Telecommunications Act prohibiting barriers to entry into the business of operating payphones and the policy of the Telecommunications Act to encourage wide deployment of payphones. In at least one instance involving a challenge to a payphone ordinance adopted by the Village of Huntington Park, California, however, the FCC declined to overturn a total ban on payphones in a downtown area. The proliferation of local government licensing, restriction, taxation, and regulation of payphone services could have an adverse affect on PhoneTel unless the industry is successful in resisting this trend.

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

        While RBOCs and other LECs control the largest share of the public payphone markets, the extent to which they will continue to compete with PhoneTel in the future cannot be predicted. In February 2001, Bell South, an RBOC that operates in nine states in the southeastern part of the United States has announced that it plans to phase-out its payphone operations over the next two years. In addition, other IPPs have experienced financial difficulties in recent times which may impair their ability to compete. The Company perceives these situations as opportunties for obtaining new location contracts and plans to pursue these opportunities in the future. The extent to which the Company will be able to secure additional locations for its payphones as a result of these opportunities cannot be determined.

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

        EMPLOYEES

        PhoneTel had 313 employees as of March 8, 2001. The Company considers its relations with its employees to be satisfactory. None of the employees of PhoneTel is a party to agreements with any unions.

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

ITEM 2. PROPERTIES

        The Company's executive offices are located at North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio 44114-1195, where the Company leases 32,919 square feet with rent of $41,148 per month. The lease expires on October 31, 2003. The Company also leases approximately 35 district operations facilities with lease terms that are generally three years or less. Such facilities are generally less than 3,000 square feet. The Company considers its facilities adequate for its purposes.

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

        PhoneTel is seeking specific performance from Davel, which would require Davel to comply with the terms of the Davel Merger Agreement or, alternatively, for compensatory damages and costs of an unspecified amount. PhoneTel is also seeking injunctive relief enjoining Peoples from further tortuous interference with contract and for compensatory damages and costs of an unspecified amount. Management believes the claims against PhoneTel are without merit and is vigorously pursuing its claim against Davel and Peoples. The Company, at this time, cannot predict the outcome of this litigation, but the parties have both indicated a willingness to discuss settlement of the case.

        The Company is not a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of the Company's shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        PRICE RANGE OF COMMON STOCK

        On November 17, 1999, the Company consummated its Prepackaged Plan and all of the Common Stock (Predecessor Company) and 14% Preferred was converted to Common Stock (Successor Company). In addition, other issues of preferred stock and all outstanding options and warrants were cancelled. The Common Stock (Successor Company), $0.01 par value, began trading over-the-counter on the electronic bulletin board ("OTC:BB") under the symbol PHTE in December 1999. Initial market price quotations were not deemed by management to be representative of the market value of the Company's shares. Accordingly, the reported high and low sales prices of the Common Stock (Successor Company) have been presented below for the periods beginning January 1, 2000 to December 31, 2000.

        Pursuant to the terms of the Prepackaged Plan, the Company issued and at December 31, 2000 had outstanding New Warrants to purchase 1,077,024 shares of Common Stock, (Successor Company) through November 17, 2002 at an exercise price of $10.50 per share. The New Warrants are to be traded over-the-counter and quoted on the National Quotation Service Pink Sheets under the symbol PHTEW. To date, no established public trading market has developed for the New Warrants.

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

                                                      Price Range
                                                   High         Low
                                                   ----         ---
COMMON STOCK (PREDECESSOR COMPANY)

1999:

First Quarter                                     5/16          3/64
Second Quarter                                    1/8           1/16
Third Quarter                                     7/64          3/64
Fourth Quarter (Through November 17, 1999)        1/16          1/32

COMMON STOCK (SUCCESSOR COMPANY)

2000:

First Quarter                                   2 3/8              1
Second Quarter                                  1 1/4           9/32
Third Quarter                                   17/32           9/32
Fourth Quarter                                   5/16            1/8

As of February 28, 2001, there were 1,991 shareholders of record.

        DIVIDEND POLICY ON COMMON STOCK

        The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain its earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Under the Company's current and prior debt agreements, the Company was not permitted to pay any dividends on its Common Stock, other than stock dividends, during the Company's two most recent fiscal years. Further, the Company was not permitted to pay any dividends on its Common Stock (Predecessor Company) unless dividends were paid to the holders of the Company's Series A Special Convertible Preferred Stock ("Series A Preferred") in an amount equal to that which such holders would have been entitled to receive if such holders had converted their shares of Series A Preferred into Common Stock (Predecessor Company) prior to the record date used by the Board of Directors for determining the holders of Common Stock (Predecessor Company) entitled to receive such dividends. Any future declaration of dividends, if permitted, will be subject to the discretion of the Board of Directors of the Company. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's financial condition, capital requirements, cash flow, profitability, plans for expansion, business outlook and other factors deemed relevant by the Board of Directors of the Company.

SALES AND ISSUANCES OF COMMON STOCK

        There were no unregistered sales or issuances of the Company's securities during 2000.

ITEM 6.  SELECTED FINANCIAL DATA

               The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes thereto and other financial information included herein.


                                                                                           PREDECESSOR COMPANY
                                                             ---------------------------------------------------------------------

                                                                                                                   TEN MONTHS
                                                                                                                 AND SEVENTEEN
STATEMENT OF OPERATIONS DATA:                                                                                      DAYS ENDED
(In thousands except share and per share amounts)                        YEAR ENDED DECEMBER 31                   NOVEMBER 17
                                                             ------------------------------------------------
                                                                 1996            1997              1998               1999
                                                             -------------   --------------   ---------------  -------------------
REVENUES:
      Coin calls                                                  $26,212          $58,520           $52,544              $36,220
      Non-coin telecommunication services (1)                      12,133           39,292            31,516               25,065
      Dial-around compensation adjustment                               -             (395)           (3,733)                   -
      Other                                                           943              500               143                  210
                                                             -------------   --------------   ---------------  -------------------
                                                                   39,288           97,917            80,470               61,495
                                                             -------------   --------------   ---------------  -------------------

OPERATING EXPENSES:
      Line and transmission charges                                11,153           24,518            29,607               17,575
      Location commissions                                          6,072           16,628            14,179               11,263
      Field operations                                              8,733           21,100            22,009               18,043
      Selling, general and administrative                           4,381           10,713            12,354                9,156
      Depreciation and amortization                                12,800           21,525            23,731               20,719
      Provision for uncollectible accounts receivable (1)              92              267               428                  345
      Charges relating to location contracts (1)                        -                -                 -                  864
      Other unusual charges and contractual settlements (1)         6,072            9,095             2,762                1,030
                                                             -------------   --------------   ---------------  -------------------
                                                                   49,303          103,846           105,070               78,995
                                                             -------------   --------------   ---------------  -------------------
           Loss from operations                                   (10,015)          (5,929)          (24,600)             (17,500)
                                                             -------------   --------------   ---------------  -------------------

OTHER INCOME (EXPENSE):
      Interest expense - related parties                           (5,235)          (1,994)           (1,400)                   -
      Interest expense - others                                    (1,504)         (15,891)          (19,364)             (19,575)
      Interest and other income                                       182              560               547                  191
                                                             -------------   --------------   ---------------  -------------------
                                                                   (6,557)         (17,325)          (20,217)             (19,384)
                                                             -------------   --------------   ---------------  -------------------

Loss before extraordinary item                                    (16,572)         (23,254)          (44,817)             (36,884)
Extraordinary item:
      Gain (loss) on extinguishment of debt                       (10,077)               -                 -               77,172
                                                             -------------   --------------   ---------------  -------------------
      NET INCOME (LOSS)                                          ($26,649)        ($23,254)         ($44,817)             $40,288
                                                             =============   ==============   ===============  ===================

Net income (loss) applicable to common shareholders              ($29,090)        ($24,262)         ($46,213)             $39,078

Net income (loss) per common share, basic and diluted              ($5.29)          ($1.51)           ($2.73)               $2.08

Weighted average number of shares, basic and diluted            5,494,011       16,040,035        16,923,499           18,754,133

EBITDA from recurring operations (2)                               $8,857          $24,691            $1,893               $5,113

Cash flow provided by (used in):
      Operating activities                                          ($269)         ($4,720)          ($6,470)               ($685)
      Investing activities                                        (63,062)         (57,197)           (6,763)              (1,882)
      Financing activities                                        109,056           21,998            12,482                3,375

BALANCE SHEET DATA:

Total assets                                                     $159,770         $169,826          $150,674             $127,804

Long-term debt and mandatorily redeemable preferred
      stock, less current portion of debt (3)                     132,086          157,938             9,118               47,992

Shareholders' equity (deficit)                                     16,705           (4,042)          (51,598)              63,492

Cash dividends per common share                                         -                -                 -                    -




                                                                           SUCCESSOR COMPANY
                                                             -----------------------------------------
                                                                 ONE MONTH
                                                                AND THIRTEEN
STATEMENT OF OPERATIONS DATA:                                    DAYS ENDED            YEAR ENDED
(In thousands except share and per share amounts)               DECEMBER 31           DECEMBER 31
                                                                    1999                  2000
                                                             -------------------   -------------------
REVENUES:
      Coin calls                                                         $4,378               $33,110
      Non-coin telecommunication services (1)                             2,667                25,147
      Dial-around compensation adjustment                                     -                     -
      Other                                                                  26                   587
                                                             -------------------   -------------------
                                                                          7,071                58,844
                                                             -------------------   -------------------

OPERATING EXPENSES:
      Line and transmission charges                                       2,088                17,211
      Location commissions                                                  968                 8,467
      Field operations                                                    2,184                17,405
      Selling, general and administrative                                 1,359                 9,056
      Depreciation and amortization                                       2,316                17,469
      Provision for uncollectible accounts receivable (1)                    59                 4,944
      Charges relating to location contracts (1)                              -                21,205
      Other unusual charges and contractual settlements (1)                (333)                  579
                                                             -------------------   -------------------
                                                                          8,641                96,336
                                                             -------------------   -------------------
           Loss from operations                                          (1,570)              (37,492)
                                                             -------------------   -------------------

OTHER INCOME (EXPENSE):
      Interest expense - related parties                                      -                     -
      Interest expense - others                                          (1,162)              (11,168)
      Interest and other income                                              38                   254
                                                             -------------------   -------------------
                                                                         (1,124)              (10,914)
                                                             -------------------   -------------------

Loss before extraordinary item                                           (2,694)              (48,406)
Extraordinary item:
      Gain (loss) on extinguishment of debt                                   -                     -
                                                             -------------------   -------------------
      NET INCOME (LOSS)                                                 ($2,694)             ($48,406)
                                                             ===================   ===================

Net income (loss) applicable to common shareholders                     ($2,694)             ($48,406)

Net income (loss) per common share, basic and diluted                    ($0.26)               ($4.75)

Weighted average number of shares, basic and diluted                 10,188,630            10,189,684

EBITDA from recurring operations (2)                                       $413                $1,761

Cash flow provided by (used in):
      Operating activities                                                ($852)               $1,260
      Investing activities                                                 (420)               (2,429)
      Financing activities                                                  396                  (106)

BALANCE SHEET DATA:

Total assets                                                           $124,399               $81,189

Long-term debt and mandatorily redeemable preferred
      stock, less current portion of debt (3)                            48,642                 1,062

Shareholders' equity (deficit)                                           60,798                12,431

Cash dividends per common share                                               -                     -



        (1) Certain costs and expenses for prior years have been reclassified to conform to the current year presentation. The reclassifications have had no impact on net income (loss) as previously reported.

        (2) EBITDA from recurring operations represents earnings before interest income and expense, depreciation, amortization, charges relating to location contracts, other unusual charges and contractual settlements, and extraordinary items. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as defined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

        (3) At December 31, 1998 and 2000, certain long-term debt was classified as a current liability because the Company was not in compliance with certain financial covenants or was in default on such debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Statements, other than historical facts, contained in this Form 10-K are "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 2001 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, increased use of wireless communications, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; (iii) impairment of the Company's liquidity arising from potential actions of lenders with respect to defaults under the Company's debt agreement; and (iv) changes in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

        OVERVIEW

        The Company derives substantially all of its revenues from coin calls and non-coin calls placed from its public pay telephones. Coin revenue is generated from local and long-distance calls that are placed from the Company's public pay telephones. Non-coin revenue is generated from calling card, credit card, collect and third party billed calls. Typically, each public pay telephone has a presubscribed (dedicated) provider of long distance and operator services. The Company receives revenues for non-coin calls placed from its public pay telephones from its presubscribed long distance and operator service provider ("OSP") based on the volume of calls carried by the OSP and the amount of revenue generated by those calls. The Company also receives dial-around compensation (revenue from non-coin calls placed from the Company's payphones utilizing a carrier other than the Company's presubscribed OSP). Net revenue from dial-around compensation was $12,454,000, $14,980,000 and $13,442,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

        Effective November 6, 1996, pursuant to FCC regulations, the Company derived additional revenues from dial-around calls placed from its public pay telephones. From November 6, 1996 to June 30, 1997, the Company recorded gross dial-around revenues at the then mandated rate of $45.85 per telephone per month, compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Pursuant to the FCC's Second Report and Order, in the third quarter of 1997, the Company began recording gross dial-around revenue at a rate of $37.20 per installed pay telephone per month and recorded a charge for the retroactive reduction in the dial-around compensation rate from $45.85 to $37.20 per pay telephone per month, applicable to the November 6, 1996 to September 30, 1997 period. From October 1997 to September 1998, the Company recorded dial-around compensation at a per-call rate of $0.284 based on the Company's estimate of the actual number of dial-around calls ($37.20 per month based on 131 calls per month) placed from each of its public pay telephones. In the fourth quarter 1998, pursuant to the FCC's Third Report and Order, the Company recorded revenues from dial-around compensation based upon a per-call rate of $0.238 and recorded a retroactive adjustment to reduce revenues previously recorded at a rate of $0.284 per-call. This adjustment included a charge of $3,733,000 in 1998 to reflect the reduction in the dial-around compensation rate for the period November 6, 1996 to December 31, 1997 as a result of this regulatory change. In the fourth quarter of 2000, the Company began reporting revenues at a rate of $27.00 per pay telephone per month based on the current per-call compensation rate of $0.24 and an estimated 114 calls per month. In the fourth quarter of 2000, the Company also recorded a bad debt loss of $4,429,000 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000 to more closely reflect the Company's historical collection experience and the number of calls for which the Company expects to be compensated.

        In October 1997, states were required to deregulate the price of a local phone call, which has allowed the Company to increase its local coin call rate thereby generating additional revenues. Effective October 7, 1997, the Company increased the local coin call rate at a majority of its pay telephones to $0.35 in states in which the local call rate was previously limited to $0.25. A majority of the Company's pay telephones currently have a local coin rate of $0.35. However, there can be no assurance as to the ultimate effect that the rules and policies adopted by the FCC on its own or after any judicial review will have on the Company's business, results of operations or financial condition. See "Business - Governmental Regulations."

        The Company's principal operating expenses consist of: (i) telephone line and transmission charges; (ii) commissions paid to location providers which are typically expressed as a percentage of revenues and are fixed for the term of the agreements with each respective location provider; and (iii) field operations costs which are principally comprised of personnel, service vehicle and repair part costs of collecting coins from and maintaining the Company's public pay telephones. The Company pays monthly local access and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are generally computed on a flat monthly charge, and may also include either a per message or usage rate based on the time and duration of the call. The Company also pays fees to RBOCs and other LECs and long distance carriers based on usage for local or long distance coin calls.

        Since the end of 1998, the Company has initiated several profit improvement measures. The Company was able to obtain lower local access line charges through negotiations and promotional programs with certain of its incumbent LECs or by utilizing competitive LECs ("CLECs"). The Company entered into agreements with new OSPs to obtain an improvement in rates for operator service revenues and long distance line charges. The Company reduced the number of field operations personnel and related costs, abandoned location contracts relating to approximately 5,300 unprofitable phones and closed eight district operations facilities to reduce costs. The Company also reduced the number of administrative and sales personnel and eliminated or reduced certain non-essential expenses. The Company believes these measures will continue to have a positive impact on the results of its operations.

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

        Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Company's $125,000,000 aggregate principal amount 12% Senior Notes (the "Senior Notes"), were to be paid in full in the ordinary course, unless otherwise agreed. Holders of the Senior Notes received 9,500,000 shares of a new issue of common stock ("Common Stock (Successor Company)") in exchange for the Senior Notes. In addition, the Unofficial Committee representing a majority in principal amount of the Senior Notes appointed four of the five members of the Board of Directors of the Company (the "New Board").

        Holders of the Company's 14% Cumulative Redeemable Convertible Preferred Stock ("14% Preferred") received 325,000 shares of Common Stock (Successor Company) and warrants to purchase up to 722,200 shares of Common Stock (Successor Company) at an exercise price of $10.50 per share which expire three years from the date of grant ("New Warrants"). Holders of existing Common Stock ("Common Stock (Predecessor Company)") received 175,000 shares of Common Stock (Successor Company) and New Warrants to purchase up to 388,900 shares of Common Stock (Successor Company). Options and warrants to purchase existing common stock were extinguished pursuant to the Prepackaged Plan.

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

Results of Operations

        Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"). The Company has recorded the effects of fresh start reporting as of November 17, 1999, the Consummation Date of the Company's Prepackaged Plan. In accordance with SOP 90-7, assets and liabilities were restated as of November 17, 1999 to reflect the reorganization value of the Company, which approximates their fair values at the Consummation Date. In addition, the accumulated deficit of the Company through the Consummation Date was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Prepackaged Plan.

        The Predecessor Company's financial statements (through to November 17,
1999) are not comparable to the reorganized Company's financial statements (subsequent to November 17, 1999). (See Note 4 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the year ended December 31, 1999 for the Predecessor and Successor Company combined is being compared to 1998 and 2000 since the results of operations are comparable except for the extraordinary item and the elimination of interest expense relating to the Predecessor Company's Senior Notes, which resulted from the implementation of the Prepackaged Plan, and the effect on depreciation and amortization of adopting fresh start reporting.

        The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations, included elsewhere in this Form 10-K. Certain information for the years ended December 31, 1998 and 1999 has been reclassified to conform to the presentation for the year ended December 31, 2000. The reclassifications had no impact on the net income (loss) as previously reported.

                                                               (In thousands)
                                                           Year Ended December 31
                                                           -----------------------
                                                        1998            1999           2000
                                                        ----            ----           ----
Revenues:
   Coin calls                                       $  52,544      $   40,598      $   33,110
   Non-coin telecommunication services                 31,516          27,732          25,147
   Dial-around compensation adjustment                 (3,733)              -               -
   Other                                                  143             236             587
                                                    ---------      ----------      ----------
   Total revenues                                      80,470          68,566          58,844
                                                    ---------      ----------      ----------
Operating expenses:
   Line and transmission charges                       29,607          19,663          17,211
   Location commissions                                14,179          12,231           8,467
   Field operations                                    22,009          20,227          17,405
   Selling, general and administrative
     expenses                                          12,354          10,515           9,056
   Depreciation and amortization                       23,731          23,035          17,469
   Provision for uncollectible accounts receivable        428             404           4,944
   Charges relating to location contracts                   -             864          21,205
   Other unusual charges and
      contractual settlements                           2,762             697             579
                                                    ---------      ----------      ----------
   Total operating expenses                           105,070          87,636          96,336
                                                    ---------      ----------      ----------
Loss from operations                                  (24,600)        (19,070)        (37,492)
                                                    ---------      ----------      ----------
Other income (expense):
   Interest expense - related parties                  (1,400)              -               -
   Interest expense - others                          (19,364)        (20,737)        (11,168)
   Interest and other income                              547             229             254
                                                    ---------      ----------      ----------
   Total other income (expense)                       (20,217)        (20,508)        (10,914)
                                                    ---------      ----------      ----------
Loss before extraordinary item                        (44,817)        (39,578)        (48,406)
Extraordinary gain on extinguishment of debt                -          77,172               -
                                                    ---------      ----------      ----------
Net income (loss)                                    ($44,817)     $   37,594        ($48,406)
                                                    =========      ==========      ==========
Cash flow provided by (used in):
   Operating activities                               ($6,470)        ($1,537)     $    1,260
   Investing activities                                (6,763)         (2,302)         (2,429)
   Financing activities                                12,482           3,771            (106)

EBITDA from recurring operations(1)                     1,893           5,526           1,761


(1) See Item 6, Selected Financial Data for definition of EBITDA from recurring operations.

        YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        REVENUES Total revenues decreased by $9,722,000 or 14.2% from $68,566,000 for the year ended December 31, 1999 to $58,844,000 for the year ended December 31, 2000. This decrease is primarily due to a decrease in the average number of installed pay telephones, a decline in coin call volume, and the decrease in revenues from non-coin telecommunication services, including dial-around compensation, as discussed below. The average number of installed pay telephones decreased from 40,063 for the year ended December 31, 1999 to 36,841 for the year ended December 31, 2000, a decrease of 3,222, or 8.0%. This decrease was principally due to expired location contracts which were not renewed and the removal of approximately 2,000 unprofitable pay telephones in the fourth quarter of 1999 and approximately 1,500 unprofitable pay telephones in the third quarter of 2000.

        Revenues from coin calls were $40,598,000 and $33,110,000 for the years ended December 31, 1999 and 2000, respectively. This decrease of $7,488,000, or 18.4%, is primarily due to a decrease in the average number of payphones and a decline in the number of local and long distance coin calls. Long distance and local call volumes and coin revenues have been adversely affected by the growth of wireless communication services, which serves as an increasingly competitive alternative to payphone usage. Coin revenues from long distance calls have also declined due to the impact of dial-around calls placed from the Company's payphones as discussed below.

        Revenues from non-coin telecommunication services decreased by $2,585,000 or 9.3%, from $27,732,000 for the year ended December 31, 1999 to
$25,147,000 for the year ended December 31, 2000. Of this decrease, long distance revenues from operator service providers decreased by $1,047,000 or 8.2% principally due to a reduction in the number of operator service calls resulting from the decline in the average number of installed pay telephones, continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom and the use of prepaid phone cards. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. These decreases in long distance revenues were partially offset by higher commission rates received as a result of a change in the Company's primary operator service provider in January 2000. Revenues from dial-around compensation decreased by $1,538,000 or 10.3% compared to 1999 primarily due to the decrease in the average number of installed pay telephones and a reduction in the estimated number of dial-around calls used to record revenues in the fourth quarter of 2000 as discussed below.

        Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act ("Section 276"), the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones (the "1996 Payphone Order"). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers ("IXCs") for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone ("Flex Ani"). The FCC required local exchange carriers ("LECs") to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the "First Phase"), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation. Thereafter, the FCC set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131 per phone.

        The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method of allocating payment among IXCs was erroneous. The Appeals Court vacated the 1996 Payphone Order and remanded it to the FCC for further consideration.

        In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the "1997 Payphone Order"). The FCC utilized a market-based method to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the "Default Rate"). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the First Phase and reiterated that payphone providers were entitled to compensation for every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

        The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

        In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the Default Rate to $0.238, (the "Adjusted Default Rate) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1996 and 1997 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, issues related to technological advances, and expected market changes.

        The 1999 Payphone Order deferred a final ruling on the First Phase treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the Adjusted Default Rate will be applied for periods in the First Phase. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through April 1999. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the decrease in the per-call compensation rate to the Adjusted Default Rate.

        The 1999 Payphone Order has been appealed by various parties. The Appeals Court heard oral arguments on February 2, 2000 and issued its ruling on the matter in June 2000. The Appeals Court denied all petitions for review of the per-call compensation rate and kept in place the Adjusted Default Rate mandated by the 1999 Payphone Order. Based upon the information available, the Company believes that the minimum amount it is entitled to receive as fair compensation under Section 276 for prior periods is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month. However, based on the lack of progress by the FCC in ordering a true-up for underpayment by IXCs during the First Phase and a true-up to the Adjusted Default Rate for the November 1996 to April 1999 period, as well as the Company's historical collection experience, the Company has recorded a bad debt loss of $4,944,000 in 2000. Of this amount, $4,429,000 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000 was recorded in the fourth quarter of 2000.

        In the fourth quarter of 2000, the Company began reporting revenues at a rate of $27.00 per pay telephone per month based on $0.24 per call and an estimated 114 calls per pay telephone per month to more closely reflect the actual number of calls for which the Company expects to be compensated.

        OPERATING EXPENSES. Total operating expenses increased $8,700,000, or 9.9%, from $87,636,000 for the year ended December 31, 1999 to $96,336,000 for the year ended December 31, 2000. The increase was due to an increase in the provision for uncollectible accounts receivable and in charges relating to location contracts offset by decreases in other operating expense categories. Such decreases in other operating expenses were due in part to decreases in depreciation and amortization resulting from the adoption of fresh start reporting, the decrease in the average number of installed pay telephones, the decrease in the number of sales, administrative and operating personnel and other cost reduction programs.

        Line and transmission charges decreased $2,452,000, or 12.5%, from $19,663,000 for the year ended December 31, 1999 to $17,211,000 for the year ended December 31, 2000. Line and transmission charges represented 28.7% of total revenues for the year ended December 31, 1999 and 29.2 % of total revenues for the year ended December 31, 2000, an increase of 0.5%. The dollar decrease was due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration, and lower line charges resulting from the use of CLECs. In 2000, the Company also recovered approximately $1,783,000 of prior years' sales and excise taxes charged by LECs compared to $1,688,000 of reductions in line and transmission charges in 1999 relating to cost-based rate reductions ordered by state regulators, promotional allowances, and sales and excise taxes charged by LECs. The increase as a percentage of revenues is primarily due to the lower revenues reported in 2000.

        Location commissions were $12,231,000 in 1999 and $8,467,000 in 2000. Location commissions declined by $3,764,000, or 30.8%, and represented 17.8% and 14.4% of total revenues for the years ended December 31, 1999 and 2000, respectively. The dollar decrease reflects the effect of the decrease in revenues in 2000 compared to 1999 which is used as the basis for calculating location commissions. The percentage decrease is due to the use of higher commission accrual rates in 1999 to recognize the increasing commission rates resulting from location contracts with new and existing location providers.

        Field operations, which consist principally of personnel costs, rents and utilities of the local service facilities, and repair and maintenance of the Company's installed pay telephone base, decreased $2,822,000, or 14.0%, from $20,227,000 in 1999 to $17,405,000 for the year ended December 31, 2000. Field operations as a
percentage of total revenues increased slightly from 29.5% of total revenues for the year ended December 31, 1999 to 29.6% of total revenues in 2000. The dollar decrease in 2000 compared to 1999 was primarily due to lower aggregate salaries and wages resulting from the reduction in personnel, a decrease in sales and other taxes based on revenues during 2000 and other cost reduction measures. Included in the decrease in sales and other taxes is $920,000 for reductions in sales tax assessments previously recorded as expense and lower universal telephone service fees ("USF fees"). As a result of a court ruling in the first quarter of 2000, USF fees can only be assessed on interstate coin revenues which reduces the amount of such fees the Company is required to pay. The percentage increase was a result of the lower revenues during 2000.

        Selling, general and administrative expenses ("SG&A") expenses decreased $1,459,000, or 13.9%, from $10,515,000 for the year ended December 31, 1999 to
$9,056,000 for the year ended December 31, 2000. SG&A expenses represented 15.3% of total revenues for the year ended December 31, 1999 and 15.4% in 2000. The dollar decrease was due to a decrease in administrative and sales personnel, a reduction in corporate office telephone expense and other decreases in administrative expenses as a result of cost reduction efforts in 2000. The increase as a percentage of revenues is primarily due to lower revenues reported in 2000.

        Depreciation and amortization decreased in 2000 primarily due to the adoption of fresh start reporting as of November 17, 1999, the Consummation Date of the Company's Prepackaged Plan. Under fresh start reporting, the carrying values of property and equipment and of intangible assets were adjusted to equal the fair value of such assets at that date. The new cost basis of these assets is being depreciated or amortized over their remaining useful lives. Depreciation and amortization decreased $5,566,000, or 24.2%, from $23,035,000 for the year ended December 31, 1999 to $17,469,000 for the year ended December 31, 2000. Depreciation and amortization represented 33.6% of total revenues for the year ended December 31, 1999 and 29.7% of total revenues for the year ended December 31, 2000, a decrease of 3.9%.

        The provision for uncollectible accounts receivable increased $4,540,000 from $404,000 in 1999 to $4,944,000 in 2000. The provision for uncollectible accounts receivable represented 0.6% of total revenues in 1999 and 8.4% in 2000, an increase of 7.8%. The dollar and percentage increases were due to the write-off of accounts receivable relating to dial-around compensation in 2000 to more closely reflect the actual number of dial-around calls for which the Company currently expects to be paid.

        Charges relating to location contracts increased $20,341,000 from $864,000 for the year ended December 31, 1999 to $21,205,000 for the year ended December 31, 2000. The loss in 1999 related to the removal of 1,839 pay telephones as part of the Company's continuing program to evaluate the profitability of its payphones. In 2000, the loss consisted of $6,418,000 relating to the removal of 3,376 unprofitable pay telephones and an asset impairment loss of $14,787,000 to write-down the carrying value of the Company's payphone location contracts to their estimated fair value. Charges relating to location contracts represented 1.3% of total revenues in 1999 and 36.0% of total revenues in 2000.

        Other unusual charges and contractual settlements decreased $118,000 from $697,000 for the year ended December 31, 1999 to $579,000 for the year ended December 31, 2000. For the year ended December 31, 2000, other unusual charges and contractual settlements consisted of: (i) professional fees and other costs related to the company's Prepackaged Plan, $78,000; (ii) other contractual settlements, $284,000; and (iii) costs relating to unsuccessful refinancing efforts and other matters, $217,000. For the year ended December 31, 1999, other unusual charges and contractual settlements consisted of: (i) professional fees and other costs related to the Company's Prepackaged Plan, $883,000; (ii) other matters, $178,000; less (iii) recovery of expense relating to settlement of professional fees, $364,000. Other unusual charges and contractual settlements represented 1.0% of total revenues in 1999 and 2000.

        OTHER INCOME (EXPENSE). Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense decreased $9,569,000, or 46.1%, from $20,737,000 for the year ended December 31, 1999 to $11,168,000 for the year ended December 31, 2000. Interest expense represented 30.2% of total revenues for the year ended December 31, 1999 and 19.0% of total revenues for the year ended December 31, 2000, a decrease of 11.2%. The dollar decrease occurred as a result of the conversion of the Company's Senior Notes to Common Stock (Successor Company) pursuant to the Company's Prepackaged Plan. Interest relating to the Senior Notes, including amortization of deferred financing costs, was $13,905,000 in 1999 (through November 17, 1999). This decrease was offset by an increase in interest expense relating to the

Company's secured debt as a result of additional borrowings in 1999 and an increase in the effective rate of interest arising principally from the amortization of higher fees relating to the Company's Exit Financing Agreement. Interest and other income increased $25,000, from $229,000 in 1999 to $254,000 in 2000. This increase consisted of a decrease in interest income offset by an increase in other income in 2000.

        EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain on extinguishment of debt of $77,172,000 in 1999 consists of the gain on conversion of Senior Notes to Common Stock (Successor Company) of $79,267,000 less a loss of $2,095,000 due to the write-off of deferred financing costs upon refinancing of the Company's Credit Agreement.

        EBITDA FROM RECURRING OPERATIONS. EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, charges relating to location contracts, other unusual charges and contractual settlements and extraordinary items) decreased $3,765,000, or 68.1%, from $5,526,000 for the year ended December 31, 1999 to $1,761,000 for the year ended December 31, 2000. EBITDA from recurring operations represented 8.1% of total revenues for the year ended December 31, 1999 and 3.0% of total revenues for the year ended December 31, 2000, a decrease of 5.1%. The dollar and percentage decreases are primarily due to the decrease in revenues and the increase in the provision for uncollectible accounts receivable relating to dial-around compensation offset by decreases in certain operating expenses . EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles), as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

        YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        REVENUES Total revenues decreased by $11,904,000 or 14.8% from $80,470,000 for the year ended December 31, 1998 to $68,566,000 for the year ended December 31, 1999. This decrease is primarily due to a decrease in the average number of installed pay telephones, a decline in coin call volume, and the decrease in revenues from non-coin telecommunication services, including dial-around compensation, as discussed below. The average number of installed pay telephones decreased from 43,282 for the year ended December 31, 1998 to 40,063 for the year ended December 31, 1999, a decrease of 3,219 or 7.4%. This decrease was principally due to decreases in pay telephones resulting from expired location contracts which were not renewed and the removal of approximately 2000 unprofitable pay telephones in the fourth quarter of 1999.

        Revenues from coin calls decreased by $11,946,000 or 22.7%, from $52,544,000 for the year ended December 31, 1998 to $40,598,000 for the year ended December 31, 1999. The decrease is primarily due to a decrease in the average number of payphones and a decline in the number of local and long distance coin calls. Long distance and local call volumes and coin revenues have been adversely affected by the growth of wireless communication services, which serves as an increasingly competitive alternative to payphone usage. Coin revenue from long distance calls also declined due to the impact of dial-around calls placed from the Company's payphones as discussed below.

        Revenues from non-coin telecommunication services decreased by $3,784,000 or 12.0%, from $31,516,000 for the year ended December 31, 1998 to
$27,732,000 for the year ended December 31, 1999. Of this decrease, long distance revenues from operator service providers decreased by $2,577,000 or 16.8% principally due to a reduction in the number of operator service calls as a result of continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers were also adversely affected by the growth in wireless communications. Revenues from dial-around compensation decreased by $1,207,000 or 7.5% compared to 1998 primarily due to the decrease in the average number of installed pay telephones. The Company also recorded an adjustment to revenues from dial-around compensation as a result of the regulatory change in the rate of dial-around compensation from $0.284 to $0.238 per call as discussed above. Net revenues from dial-around compensation consisted of:

                                                     1998             1999
                                                     ----             ----
Amount included in revenue from
  non-coin telecommunication services         $   16,187,000    $   14,980,000
Retroactive adjustment for changes in
  accounting estimates of revenues
  recorded in prior years                         (3,733,000)                -
                                              --------------    --------------
Net revenue from dial-around compensation     $   12,454,000    $   14,980,000
                                              ==============    ==============

        Of the amount recorded as a retroactive adjustment to dial-around compensation in 1998, $3,222,000 related to the Company's 1997 fiscal year and $511,000 related to the Company's 1996 fiscal year.

        OPERATING EXPENSES. Total operating expenses decreased $17,434,000, or 16.6%, from $105,070,000 for the year ended December 31, 1998 to $87,636,000 for the year ended December 31, 1999. The decrease was due to decreases in line and transmission charges and all other categories of operating expenses. Such decreases were due in part to decreases in amounts charged by LECs for the provision of local telephone service, the decrease in the average number of installed pay telephones, the decrease in the number of sales, administrative and operating personnel and other cost reduction programs.

        Line and transmission charges decreased $9,944,000, or 33.6%, from $29,607,000 for the year ended December 31, 1998 to $19,663,000 for the year ended December 31, 1999. Line and transmission charges represented 36.8% of total revenues for the year ended December 31, 1998 and 28.7% of total revenues for the year ended December 31, 1999, a decrease of 8.1%. The dollar decrease was due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration, and lower line charges resulting from the use of CLECs. In 1999, the Company also recovered approximately $500,000 of current and prior year line charges resulting from cost-based rate reductions ordered by state regulators, $524,000 of promotional allowances, and approximately $664,000 of sales and excise taxes charged by LECs. The decrease as a percentage of revenues was primarily due to the lower line charges from CLECs and the amounts recovered from LECs as described above.

        Location commissions decreased from $14,179,000 in 1998 to $12,231,000 in 1999. Location commissions decreased $1,948,000, or 13.7%, and represented 17.6% of total revenues for the year ended December 31, 1998 and 17.8% in 1999, an increase of 0.2%. The dollar decrease reflected the effect of the decrease in revenues in 1999 compared to 1998 which is used as the basis for calculating location commissions. The percentage increase was due to the increase in commission rates in response to competitive demands by new location providers as well as renewal of location contracts with existing location providers.

        Field operations, which consisted principally of personnel costs, rents and utilities of the local service facilities, and repair and maintenance of the Company's installed pay telephone base, decreased $1,782,000, or 8.1%, from $22,009,000 for the year ended December 31, 1998 to $20,227,000 for the year ended December 31, 1999. Field operations represented 27.4% and 29.5% of total revenues for the years ended December 31, 1998 and 1999, respectively. The dollar decrease in 1999 compared to 1998 was primarily due to a decrease in sales and excise taxes as a result of the reduction in coin revenues in 1999, a decrease in the number of personnel, decreases in expenses resulting from closing three district operations facilities and other expense reduction efforts in 1999. The percentage increase was a result of the lower revenues during 1999.

        SG&A expenses decreased $1,839,000, or 14.9%, from $12,354,000 for the year ended December 31, 1998 to $10,515,000 for the year ended December 31, 1999. SG&A expenses represented 15.4% and 15.3% of total revenues for the years ended December 31, 1998 and 1999, respectively. The dollar and percentage decreases were primarily due to a decrease in administrative and sales personnel, a reduction in corporate office telephone expense and other decreases in administrative expenses as a result of cost reduction efforts in 1999. Decreases in SG&A expenses were offset in part by higher legal costs contributed by the Company to a trade association that is pursuing legal action to collect dial-around compensation from IXCs on behalf of payphone providers.

        Depreciation and amortization decreased $696,000, or 2.9%, from $23,731,000 for the year ended December 31, 1998 to $23,035,000 for the year ended December 31, 1999. Depreciation and amortization represented 29.5% of total revenues for the year ended December 31, 1998 and 33.6% of total revenues for the year ended December 31, 1999, an increase of 4.1%. The dollar decrease was primarily due to the adoption of fresh start reporting on November 17, 1999. The Company's property and equipment and intangible assets were restated to reflect the reorganization value of the Company and depreciated or amortized over the estimated remaining useful life of such assets. The adoption of fresh start reporting resulted in lower depreciation and amortization during the later part of 1999. The percentage increase in depreciation and amortization was due to the reduction in total revenues in 1999.

        The provision for uncollectible accounts receivable decreased slightly from $428,000 in 1998 to $404,000 in 1999 and represented 0.5% and 0.6% of total revenues for the years ended December 31, 1998 and 1999, respectively. The dollar decrease and percentage increase were primarily due to the decline in revenues which enters into the determination of the Company's normal provision for uncollectible accounts receivable.

        In 1999, the Company incurred a charge relating to location contracts of $864,000 which resulted from removal of 1,839 pay telephones from locations that were no longer profitable. There were no abandoned location contracts in 1998.

        Other unusual charges and contractual settlements decreased $2,065,000, or 74.8% from $2,762,000 for the year ended December 31, 1998 to $697,000 for the year ended December 31, 1999. For the year ended December 31, 1998, other unusual charges and contractual settlements consisted of: (i) costs incurred in connection with the Davel Merger Agreement which has been terminated, $1,426,00;
(ii) certain fees relating to amendments to the Company's Credit Agreement, $328,000; (iii) legal and professional fees relating to the settlement of litigation relating to a former operator services agreement, $545,000; and (iv) settlement of other contractual obligations and other matters, $463,000. Other unusual charges and contractual settlements represented 3.4% of total revenue in 1998 and 1.0% of total revenue in 1999, a decrease of 2.4%.

        OTHER INCOME (EXPENSE). Other income (expense) was comprised principally of interest expense incurred on debt and interest income. Total interest expense decreased $27,000, or 0.1%, from $20,764,000 for the year ended December 31, 1998 to $20,737,000 for the year ended December 31, 1999. Interest expense represented 25.8% of total revenues for the year ended December 31, 1998 and 30.2% of total revenues for the year ended December 31, 1999, an increase of 4.4%. The dollar decrease occurred as a result of the conversion of the Company's Senior Notes to Common Stock (Successor Company) pursuant to the Company's Prepackaged Plan. Interest relating to the Senior Notes, including amortization of deferred financing costs, was $15,791,000 in 1998 and $13,905,000 in 1999 (through November 17, 1999), a decrease of $1,886,000. This decrease was offset by an increase in interest expense relating to the Company's secured debt as a result of additional borrowings in 1998 and 1999 and an increase in interest rates. The increase in interest expense as a percentage of total revenues was due to the decrease in revenues in 1999. Interest and other income decreased $318,000, from $547,000 in 1998 to $229,000 in 1999. This decrease consisted of a decrease in interest income in 1999 and a decrease in other income, primarily due to the gain on the sale of the Company's Jacksonville, Texas land and building in 1998.

        EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT. The extraordinary gain on extinguishment of debt of $77,172,000 in 1999 consisted of the gain on conversion of Senior Notes to Common Stock (Successor Company) of $79,267,000 less a loss of $2,095,000 due to the write-off of deferred financing costs upon refinancing of the Company's Credit Agreement.

        EBITDA FROM RECURRING OPERATIONS. EBITDA from recurring operationsd increased $3,633,000, or 191.9%, from $1,893,000 for the year ended December 31, 1998 to $5,526,000 for the year ended December 31, 1999. EBITDA from recurring operations represented 2.4% of total revenues for the year ended December 31, 1998 and 8.1% of total revenues for the year ended December 31, 1999, an increase of 5.7%. The dollar and percentage increases are primarily due to a $3,733,000 retroactive reduction in revenues from dial-around compensation in 1998 relating to regulatory changes in the rate of dial-around compensation applicable to prior years and the decrease in revenues in 1999. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

        CASH FLOWS FROM OPERATING ACTIVITIES Net cash provided by (used in) operating activities during the fiscal years ended December 31, 1998, 1999 and 2000 was ($6,470,000), ($1,537,000) and $1,260,000, respectively. Net cash provided by (used in) operating activities consisted primarily of the funding of operating losses (before extraordinary item) and the decrease in current liabilities in 1999, offset by depreciation and amortization, the increase in current liabilities in 1998 and 2000, non-cash interest charged to expense and non-cash charges relating to location contracts and accounts receivable. The decrease in cash used in operating activities in 1999 and 2000 compared to 1998 reflects the reduction in cash interest paid on the Company's Senior Notes. Pursuant to the Company's Prepackaged Plan, interest relating to the Senior Notes was discharged and the amount charged to expense in 1999 was included in non-cash interest. In 1998, the Company paid $7,500,000 of interest on the Senior Notes, a portion of which was paid from the proceeds of additional borrowings.

        CASH FLOWS FROM INVESTING ACTIVITIES Cash used in investing activities during the fiscal years ended December 31, 1998, 1999 and 2000 was $6,763,000, $2,302,000 and $2,429,000, respectively. Cash used in investing activities consisted primarily of payments relating to the TDS acquisition in 1998, capital expenditures resulting primarily from the purchase and installation of new pay telephone equipment and other expenditures to extend the useful life of existing pay telephone equipment, and costs relating to new location contracts.

        CASH FLOWS FROM FINANCING ACTIVITIES Cash provided by financing activities during the fiscal years ended December 31, 1998 and 1999 was $12,482,000 and $3,771,000, respectively, which consisted primarily of net proceeds from borrowings under the Company's credit facilities offset by payments of debt related to refinancings, payment of debt financing costs and other repayments of debt. In 2000, cash used in financing activities was $106 which consisted primarily of payments of existing debt and debt financing costs.

        12% SENIOR NOTES On December 18, 1996, the Company completed a public debt offering of $125,000,000 aggregate principal amount 12% Senior Notes, due 2006, with interest payable semiannually. The net proceeds of $119,149,000 were used to complete certain business acquisitions in January 1997, to repay other outstanding indebtedness, and for general corporate purposes.

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

        RELATED PARTY DEBT AND CREDIT AGREEMENT On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders (collectively referred to as the "Lenders"). ING (U.S.) Capital Corporation ("ING"), a significant shareholder of the Company's common equity, was Agent for the Lenders. On May 8, 1998, the Company amended the Credit Agreement and Foothill Capital Corporation ("Foothill"), as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Credit Agreement, the revolving credit commitment was $20,000,000 and the expansion loan commitment was $20,000,000. Interest was payable monthly in arrears at 2% above the Lender's reference rate and the maturity date of the Credit Agreement was extended to May 8, 2001. The Company incurred $1,174,000 in fees and expenses in connection with this amendment to the Credit Agreement, of which $328,000 was included in other unusual charges and contractual settlements in the Company's consolidated statements of operations in 1998.

        In April, 1999 the Company received a commitment from Foothill to provide $45,900,000 in debtor-in-possession financing ("D.I.P." financing) in anticipation of the Case described above. The Company incurred $250,000 in fees relating to an additional advance and a $250,000 fee for the D.I.P. financing commitment. On July 21, 1999, the outstanding balance of the Credit Agreement was paid from the proceeds of the D.I.P. financing, the terms of which are described below. The Company incurred an extraordinary loss from extinguishment of debt of $2,095,000 due to the write-off of deferred financing costs related to the Credit Agreement in 1999.

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

        The Exit Financing Agreement provides for various fees aggregating $9,440,000 over the term of the loan, including a $1,150,000 deferred line fee, which was originally payable one year from the date of closing, together with interest thereon, and a $10,000 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement are subject to certain reductions for early prepayment, providing the Company is not in default on the Exit Financing Agreement.

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

        At December 31, 2000, the Company was not in compliance with certain financial covenants under the Exit Financing Agreement. In addition, the Company has not paid the monthly interest that was originally due on February 1 and March 1, 2001 nor the deferred line fee that was originally due on November 17, 2000. Effective November 13, 2000, February 1, 2001, and March 1, 2001, the Company executed amendments to the Exit Financing Agreement (the "Amendments") which extended the due date of the deferred line fee to April 1, 2001 and the maturity date of the Exit Financing Agreement to January 1, 2002. The Amendments also provide for the capitalization of interest that was originally due on February 1 and March 1, 2001 as part of the principal balance and waives the default as of December 31, 2000 for the Company's failure to comply with certain financial covenants. Although the lenders have waived the default by the Company at December 31, 2000, there can be no assurances that the Company will be able to pay the deferred line fee or the monthly interest as such amounts become due or comply with all financial covenants through the remainder of 2001. If a default occurs with respect to the Company's Exit Financing Agreement, this obligation, at the option of the lenders, could become immediately due and payable. Accordingly, the Company classified the amounts due under the Exit Financing Agreement as a current liability at December 31, 2000.

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

        FINANCIAL CONDITION The Company's working capital (deficiency), excluding the reclassification of long-term debt to current liabilities, declined from $3,131,000 at December 31,1999 to ($4,026,000) at December 31, 2000, a decrease of $7,157,000. This decrease was primarily due to the write-off of accounts receivable relating to dial-around compensation and an increase in accounts payable. Although the Company's cash provided by (used in) operating activities increased from ($1,537,000) for the year ended December 31, 1999 to $1,260,000 for the year ended December 31, 2000, the Company has incurred continuing operating losses. The Company was not in compliance with certain financial covenants under its Exit Financing Agreement at December 31, 2000 and presently has no additional credit available thereunder. In addition, the Company has not paid the monthly interest that was originally due on February 1 and March 1, 2001 nor the principal payment relating to the deferred line fee that was originally due on November 17, 2000. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived the default relating to the Company's failure to comply with certain financial covenants at December 31, 2000 and have deferred or extended the due dates of the payments described above. In the event the Company is unable to remain in compliance with the Exit Financing Agreement and the lenders do not waive such defaults, the outstanding balance could become immediately due and payable. As a result, the report of the Company's independent accountants refers to the substantial doubt regarding the Company's ability to continue as a going concern.

        The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investing or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and management's ability to control expenses. There can be no assurance that coin revenues will not decrease, that revenues from dial-around compensation will continue at the rates anticipated, or that operating expenses can be maintained at present or reduced to lower levels. To the extent that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's lender will grant additional advances under the Exit Financing Agreement or that the Company can obtain additional financing to meet its debt service and other cash requirements.

        The Company has had discussions with its lenders and has requested an additional advance under its Exit Financing Agreement. Although the Company's lenders have been supportive, the Company has not been able to obtain additional advances from its lenders. The Company continues to negotiate with its lenders and to evaluate alternate financing arrangements. The Company has also taken additional steps to further reduce operating expenses and to seek alternate sources of revenue. Management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, and the additional liquidity that its current or alternate lenders may provide, will allow the Company to sustain its operations and meet its obligations through the remainder of 2001.

        CAPITAL EXPENDITURES For the year ended December 31, 2000, the Company had capital expenditures of $1,229,000 which were financed by cash flows from operating activities. Capital expenditures are principally for replacement and expansion of the Company's installed public pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at December 31, 2000.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In accordance with SOP 90-7, the Company is required to adopt new accounting pronouncements that have an effective date within twelve months of the date of adoption of fresh start reporting. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000. The Company has not entered and has no current plans to enter into any transactions involving derivative financial instruments. Accordingly, the new standard had no effect on the Company's financial statements.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an Interpretation of APB No. 25 ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, and (c) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 was effective July 1, 2000. The adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue reported by companies in their financial statements. In March 2000, the SEC issued SAB No. 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation of SAB No. 101 to the fourth quarter of fiscal 2000. On various dates through July 2000, the FASB's Emerging Issues Task Force provided additional guidance in applying SAB No. 101 relating to the reporting of gross versus net revenues in financial statements.

        In the fourth quarter of 2000, the Company adopted SAB No. 101 and began reporting long distance revenues from operator service providers net of telecommunication and validation fees. Previously telecommunication and validation fees were reported as an operating expense and the gross long distance revenues were included in non-coin telecommunication services in the accompanying consolidated financial statements. The effect of adopting SAB No. 101, including the retroactive application to prior periods, was to decrease total revenues and operating expenses by $10,916,000, $8,162,000, $901,000 and $6,436,000 in the year ended December 31, 1998, the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the year ended December 31, 2000, respectively. The reclassifications to offset expenses against revenues have had no effect on net income (loss) as previously reported.

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

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company's outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations primarily consist of approximately $52 million in borrowings and capitalized fees and interest under the Company's Exit Financing Agreement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in the Registrant's accountants nor disagreements on any accounting or financial disclosure matters during the two most recent fiscal years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The description of the directors and executive officers of the Registrant is incorporated herein by reference to the sections of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), entitled "Election of Directors" and "Executive Officers", which Proxy Statement is expected to be filed in April 2001. In addition, the information set forth in the section of the Proxy Statement entitled "Section 16(a), Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference from the section of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders entitled "Executive Compensation", which Proxy Statement is expected to be filed in April 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from the section of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders entitled "Security Ownership of Certain Beneficial Owners and Management", which Proxy Statement is expected to be filed in April 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the section of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders entitled "Executive Compensation-Certain Transactions", which Proxy Statement is expected to be filed in April 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.      FINANCIAL STATEMENTS

        Report of Independent Certified Public Accountants                            F-1

        Consolidated Balance Sheets as of December 31, 1999 and 2000                  F-2


   Consolidated Statements of Operations for the Year Ended December 31, 1998,
         the Ten Months and Seventeen Days Ended November 17, 1999, the One
         Month and Thirteen Days Ended December 31, 1999 and the Year Ended
         December 31, 2000                                                               F-3

   Statements of Changes in Mandatorily Redeemable Preferred Stock for the Year
         Ended December 31, 1998, the Ten Months and Seventeen Days Ended November
         17, 1999, the One Month and Thirteen Days Ended December 31, 1999 and the
         Year Ended December 31, 2000                                                    F-4

   Statements of Changes in Non-mandatorily Redeemable Preferred Stock, Common
         Stock and Other Shareholders' Equity (Deficit) for the Year Ended December
         31, 1998, the Ten Months and Seventeen Days Ended November 17, 1999, the One
         Month and Thirteen Days Ended December 31, 1999 and the Year Ended December
         31, 2000                                                                        F-5

   Consolidated Statements of Cash Flows for the Year Ended December 31, 1998, the
         Ten Months and Seventeen Days Ended November 17, 1999, the One Month and
         Thirteen Days Ended December 31, 1999 and the Year Ended December 31, 2000      F-6

   Notes to Consolidated Financial Statements for the Year Ended December 31, 1998,
         the Ten Months and Seventeen Days Ended November 17, 1999, the One Month
         and Thirteen Days Ended December 31, 1999 and the Year Ended December 31,
         2000                                                                            F-7

2. FINANCIAL STATEMENT SCHEDULES

   Schedule II - Valuation and Qualifying Accounts                                      F-28

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.      Exhibits
        --------
Exhibit No.                         Description

2.1 Agreement and Plan of Merger and Reorganization, dated June 11, 1998, by and among Davel Communications Group, Inc., Davel Holdings, Inc., D Subsidiary, Inc., PT Merger Corp. and PhoneTel Technologies, Inc. (1)*

2.2 Joint Reorganization Plan of PhoneTel Technologies, Inc. and Cherokee Communications, Inc. dated May 11, 1999 (3)*

2.3 Findings of Fact, Conclusions of Law and Order Confirming the Joint Reorganization Plan of PhoneTel Technologies, Inc. and Cherokee Communications, Inc. dated May 11, 1999. (3)*

3.1 Amended and Restated Articles of Incorporation of PhoneTel Technologies, Inc. dated as of October 12, 2000. (7)*

3.2 Amended and Restated Code of Regulations of PhoneTel Technologies, Inc. dated as of November 17, 1999. (4)*

4.1 Warrant Agreement dated as of November 15, 1999 between PhoneTel Technologies, Inc. and American Securities Transfer and Trust, Inc. with respect to New Warrants, including the form of Warrant Certificate. (4)*

10.1 Voting Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Mr. David R. Hill (1)*

10.2 Voting Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Samstock, L.L.C. (1)*

10.3 Voting Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Samstock, L.L.C. (1)*

10.4 Consulting and Non-Competition Agreement, dated June 11, 1998, by and between PhoneTel Technologies, Inc. and Mr. Peter Graf (1)*

10.5 Loan and Security Agreement dated as of November 17, 1999, by and among PhoneTel Technologies, Inc., Cherokee Communications, Inc., the financial institutions that are signatories thereto and Foothill Capital Corporation as agent. (4)*

10.6       PhoneTel Technologies, Inc. 1999 Management Incentive Plan. (4)* **

10.7 Registration Rights Agreement dated November 17, 1999 among PhoneTel Technologies, Inc. and the parties identified on Exhibit A thereto.
           (4)*

10.8 Operator Services Agreement for COCOT Payphones by and between One Call Communications, Inc. (d/b/a Opticom) and PhoneTel Technologies, Inc. dated January 21, 2000. (5)*

10.9 Lump Sum Bonus Addendum to Operator Services Agreement dated January 21, 2000 by and between Opticom and PhoneTel Technologies, Inc. dated January 21, 2000. (5)*

10.10 International Services Addendum to Operator Services Agreement dated January 21, 2000 by and between One Call Communications, Inc. ("Opticom") and PhoneTel Technologies, Inc. dated February 16, 2000.
           (5)*

10.11 Amendment Number One to Loan and Security Agreement dated as of December 31, 1999 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999 by and between Borrowers and Lenders. (5)*

10.12 Employment Agreement dated as of April 1, 2000 by and between PhoneTel Technologies, Inc. and John D. Chichester. (6)* **

10.13 Amendment Number Two to Loan and Security Agreement dated as of November 13, 2000 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrower") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders. (7)*

10.14 Amendment Number Three to Loan and Security Agreement dated as of February 1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrower") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.

10.15 Amendment Number Four to Loan and Security Agreement dated as of March 1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.

21         Subsidiaries of PhoneTel Technologies, Inc.

99.1 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Peter Graf (7)*

99.2 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Steven Richman (7)*

99.3 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. George Henry (7)*

99.4 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Aron Katzman (7)*

99.5 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Mr. Joseph Abrams (7)*

99.6 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and ING (U.S.) Investment Corporation (7)*

99.7 Voting Agreement, dated June 11, 1998, by and between Davel Communications Group, Inc. and Cerberus Partners, L. P. (7)*

99.8 Joint Press Release of PhoneTel Technologies, Inc. and Davel Communications Group, Inc. dated June 12, 1998 (7)*

99.9 Press Release of PhoneTel Technologies, Inc. dated September 29, 1998 announcing the termination of merger with Davel Communications Group, Inc. and notification by AMEX regarding listing requirements. (8)*

- ----------------

*    Previously filed.

**   Management contract or compensatory plan or arrangement.

(1)  Incorporated by reference from the Company's Form 8-K dated June 11, 1998.

(2) Incorporated by reference from the Company's Form 8-K dated September 28, 1998.

(3)  Incorporated by reference from the Company's Form 8-K dated November 4,
     1999.

(4)  Incorporated by reference from the Company's Form 8-K dated November 17,
     1999.

(5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999.

(6) Incorporated by reference from the Company's Form 10-K/A-1 for the year ended December 31, 1999.

(7) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2000.

(b)  REPORT ON FORM 8-K

     The Registrant filed no reports on Form 8-K during the fourth quarter of 2000.

(c)  EXHIBITS

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a) 3 for a list of Exhibits hereto.

(d)  FINANCIAL STATEMENT SCHEDULES

     The Financial Statement Schedule to this Form 10-K is set forth as Exhibit 21.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
PhoneTel Technologies, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of PhoneTel Technologies, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and other shareholders' equity (deficit), and cash flows for the year ended December 31, 2000, the one month and thirteen day period ended December 31, 1999 (Successor Company), the ten month and seventeen day period ended November 17, 1999, and the year ended December 31, 1998 (Predecessor Company). Our audits also included the financial statement schedule listed in the accompanying text. These financial statements and schedule are the responsibility of the management of PhoneTel Technologies, Inc. (the Company). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhoneTel Technologies, Inc. and its subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, the one month and thirteen day period ended December 31, 1999 (Successor Company), the ten month and seventeen day period ended November 17, 1999 and the year ended December 31, 1998 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 11 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has been unable to comply with the terms of its debt agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
February 21, 2001, except for Notes 2 and 11 as to which the date is March 1, 2001.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                                   SUCCESSOR COMPANY
                                                                                --------------------------
                                                                                DECEMBER 31     DECEMBER 31
                                                                                    1999           2000
                                                                                ------------    -----------
ASSETS
      Current assets:
           Cash                                                                   $   5,700      $   4,425
           Accounts receivable, net of allowance for doubtful accounts
               of $1,339 and $84, respectively                                       11,246          7,632
           Other current assets                                                       1,144          1,294
                                                                                  ---------      ---------
                    Total current assets                                             18,090         13,351
      Property and equipment, net                                                    22,741         18,858
      Intangible assets, net                                                         83,057         48,374
      Other assets                                                                      511            606
                                                                                  ---------      ---------
                                                                                  $ 124,399      $  81,189
                                                                                  =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
           Current portion of long-term debt                                      $   1,172      $  51,647
           Accounts payable                                                           5,272          6,792
           Accrued expenses:
               Location commissions                                                   2,841          2,702
               Line and transmission charges                                          1,902          1,865
               Personal property and sales tax                                        2,672          2,753
               Other                                                                  1,100          1,937
                                                                                  ---------      ---------
                    Total current liabilities                                        14,959         67,696
      Long-term debt and other liabilities                                           48,642          1,062
      Commitments and contingencies                                                    --             --
                                                                                  ---------      ---------
                    Total liabilities                                                63,601         68,758
                                                                                  ---------      ---------
      Shareholders' equity:
           Common Stock (Successor Company) - $0.01 par value; 15,000,000 and
               45,000,000 shares authorized, 10,188,630 and 10,189,684 shares issued and outstanding at December 31, 1999 and 2000,
               respectively                                                             102            102
           Additional paid-in capital                                                63,390         63,429
           Accumulated deficit                                                       (2,694)       (51,100)
                                                                                  ---------      ---------
                    Total shareholders'  equity                                      60,798         12,431
                                                                                  ---------      ---------
                                                                                  $ 124,399      $  81,189
                                                                                  =========      =========

    The accompanying notes are an integral part of these financial statements

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                         PREDECESSOR COMPANY                 SUCCESSOR COMPANY
                                                                    ----------------------------    ------------------------------
                                                                                    TEN MONTHS       ONE MONTH
                                                                                   AND SEVENTEEN     AND THIRTEEN
                                                                      YEAR ENDED    DAYS ENDED       DAYS ENDED        YEAR ENDED
                                                                     DECEMBER 31    NOVEMBER 17      DECEMBER 31       DECEMBER 31
                                                                        1998           1999             1999              2000
                                                                     ------------   ------------    ------------      ------------
REVENUES:
      Coin calls                                                          $52,544        $36,220          $4,378           $33,110
      Non-coin telecommunication services                                  31,516         25,065           2,667            25,147
      Dial-around compensation adjustment                                  (3,733)           -               -                --
      Other                                                                   143            210              26               587
                                                                     ------------   ------------    ------------      ------------
                                                                           80,470         61,495           7,071            58,844
                                                                     ------------   ------------    ------------      ------------
OPERATING EXPENSES:
      Line and transmission charges                                        29,607         17,575           2,088            17,211
      Location commissions                                                 14,179         11,263             968             8,467
      Field operations                                                     22,009         18,043           2,184            17,405
      Selling, general and administrative                                  12,354          9,156           1,359             9,056
      Depreciation and amortization                                        23,731         20,719           2,316            17,469
      Provision for uncollectible  accounts receivable                        428            345              59             4,944
      Charges relating to location contracts                                  -              864             -              21,205
      Other unusual charges (income) and contractual settlements            2,762          1,030            (333)              579
                                                                     ------------   ------------    ------------      ------------
                                                                          105,070         78,995           8,641            96,336
                                                                     ------------   ------------    ------------      ------------
Loss from operations                                                      (24,600)       (17,500)         (1,570)          (37,492)

OTHER INCOME (EXPENSE):
      Interest expense - related parties                                   (1,400)           -               -                 -
      Interest expense - others                                           (19,364)       (19,575)         (1,162)          (11,168)
      Interest and other income                                               547            191              38               254
                                                                     ------------   ------------    ------------      ------------
                                                                          (20,217)       (19,384)         (1,124)          (10,914)
                                                                     ------------   ------------    ------------      ------------
Loss before extraordinary item                                            (44,817)       (36,884)         (2,694)          (48,406)
Extraordinary item - gain on extinguishment of debt                           -           77,172             -                 -
                                                                     ------------   ------------    ------------      ------------
NET INCOME (LOSS)                                                        ($44,817)       $40,288         ($2,694)         ($48,406)
                                                                     ============   ============    ============      ============
EARNINGS (LOSS) PER SHARE CALCULATION:
Loss before extraordinary item                                           ($44,817)      ($36,884)        ($2,694)         ($48,406)
      Preferred dividend payable in kind                                     (268)           (13)            -                 -
      Accretion of 14% Preferred to its redemption value                   (1,128)        (1,197)            -                 -
                                                                     ------------   ------------    ------------      ------------
Loss before extraordinary item applicable to
      common shareholders                                                 (46,213)       (38,094)         (2,694)          (48,406)
Extraordinary item - gain on extinguishment of debt                           -           77,172             -                 -
                                                                     ------------   ------------    ------------      ------------
Net income (loss) applicable to common shareholders                      ($46,213)       $39,078         ($2,694)         ($48,406)
                                                                     ============   ============    ============      ============
Loss per common share before extraordinary item                            ($2.73)        ($2.03)         ($0.26)           ($4.75)
Extraordinary gain per common share, basic and diluted                        -             4.11             -                 -
                                                                     ------------   ------------    ------------      ------------
Net income (loss) per common share, basic and diluted                      ($2.73)         $2.08          ($0.26)           ($4.75)
                                                                     ============   ============    ============      ============
Weighted average number of shares, basic and diluted                   16,923,499     18,754,133      10,188,630        10,189,684
                                                                     ============   ============    ============      ============

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
- --------------------------------------------------------------------------------


                                                                            PREDECESSOR COMPANY
                                              ---------------------------------------------------------------
                                                                                     TEN MONTHS AND
                                                        YEAR ENDED                 SEVENTEEN DAYS ENDED
                                                     DECEMBER 31, 1998              NOVEMBER 17, 1999
                                              ------------------------------   ------------------------------
                                                 SHARES           AMOUNT          SHARES           AMOUNT
                                              --------------   -------------   --------------   -------------

14% CUMULATIVE
      REDEEMABLE CONVERTIBLE
           PREFERRED STOCK
      Balance, beginning of period                  138,147          $7,716          158,527          $9,112
      Dividends payable-in-kind                      20,380             268           17,234              13
      Accretion of carrying value
           to amount payable at
           redemption on June 30, 2000                    -           1,128                -           1,197
      Shares exchanged for Common Stock
           of Successor Company                           -               -         (175,761)        (10,322)
                                              --------------   -------------   --------------   -------------
      Balance, end of period                        158,527          $9,112                -               -
                                              ==============   =============   ==============   =============

                                                                  SUCCESSOR COMPANY
                                         --------------------------------------------------------------------
                                                  ONE MONTH AND
                                                THIRTEEN DAYS ENDED                    YEAR ENDED
                                                 DECEMBER 31, 1999                  DECEMBER 31, 2000
                                         ------------------------------   -----------------------------------
                                            SHARES           AMOUNT           SHARES             AMOUNT
                                         --------------   -------------   ----------------   ----------------

14% CUMULATIVE
      REDEEMABLE CONVERTIBLE
           PREFERRED STOCK
      Balance, beginning of period                   -               -                  -                  -
      Dividends payable-in-kind                      -               -                  -                  -
      Accretion of carrying value
           to amount payable at
           redemption on June 30, 2000               -               -                  -                  -
      Shares exchanged for Common Stock
           of Successor Company                      -               -                  -                  -
                                         --------------   -------------   ----------------   ----------------
      Balance, end of period                         -               -                  -                  -
                                         ==============   =============   ================   ================






   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                            PREDECESSOR COMPANY
                                              ---------------------------------------------------------------
                                                                                        TEN MONTHS AND
                                                        YEAR ENDED                    SEVENTEEN DAYS ENDED
                                                       DECEMBER 31, 1998               NOVEMBER 17, 1999
                                              ------------------------------   ------------------------------
                                                 SHARES           AMOUNT          SHARES           AMOUNT
                                              --------------   -------------   --------------   -------------
SERIES A SPECIAL CONVERTIBLE
      PREFERRED STOCK
      Balance, beginning of period                        -               -                -               -
      Exercise of warrants                          100,875             $20           89,912             $18
      Conversion to Common Stock
           (Predecessor Company)                   (100,875)            (20)         (89,912)            (18)
                                              --------------   -------------   --------------   -------------
      Balance, end of period                              -               -                -               -
                                              ==============   -------------   ==============   -------------
COMMON STOCK (PREDECESSOR COMPANY)
      Balance, beginning of period               16,360,829             164       18,754,133             188
      Exercise of warrants                          375,804               4                -               -
      Conversion of Series A Preferred            2,017,500              20        1,798,240              18
      Exchanged for new Common Stock                      -               -      (20,552,373)           (206)
                                              --------------   -------------   --------------   -------------
      Balance, end of period                     18,754,133             188                -               -
                                              ==============   -------------   ==============   -------------
COMMON STOCK (SUCCESSOR COMPANY)
      Balance, beginning of period                        -               -                -               -
      New Common Stock issued in exchange for:
           12% Senior Notes                               -               -        9,500,000              95
           14% Preferred Stock                            -               -          325,000               3
           Old Common Stock                               -               -          175,000               2
           Services                                       -               -          205,000               2
      Redemption in settlement of warrant
           put obligation-Series A Preferred              -               -          (16,370)              -
      Exercise of warrants and other
           capital transactions                           -               -                -               -
                                              --------------   -------------   --------------   -------------
      Balance, end of period                              -               -       10,188,630             102
                                              ==============   -------------   ==============   -------------
ADDITIONAL PAID-IN CAPITAL
      Balance, beginning of period                                   62,600                           61,233
      Exercise of warrants and other capital
        transactions                                                     25                                -
      New Common Stock issued in exchange for:
           12% Senior Notes                                               -                           58,805
           14% Preferred Stock                                            -                           10,102
           Old Common Stock                                               -                               87
           Services                                                       -                            1,269
      Warrants issued in exchange for old
           Common Stock and 14% Preferred                                 -                              333
      Excercise of warrants - Series A
        Preferred                                                       (20)                             (18)
      Put under warrants issued for
           Series A Preferred                                        (1,452)                             452
      Options granted to officer                                          -                                -
      Issuance of warrants                                               80                                -
      Fresh start accounting adjustment                                   -                          (68,873)
                                                               -------------                    -------------
      Balance, end of period                                         61,233                           63,390
                                                               -------------                    -------------
ACCUMULATED DEFICIT
      Balance, beginning of period                                  (66,806)                        (113,019)
      Net income (loss)                                             (44,817)                          40,288
      Dividends payable in-kind on 14%
           Preferred and accretion                                   (1,396)                          (1,210)
      Fresh start accounting adjustment                                   -                           73,941
                                                               -------------                    -------------
      Balance, end of period                                       (113,019)                               -
                                                               -------------                    -------------
TOTAL NON-MANDATORILY REDEEMABLE
      PREFERRED STOCK, COMMON STOCK AND
      OTHER SHAREHOLDERS' EQUITY (DEFICIT)                         ($51,598)                         $63,492
                                                               =============                    =============


                                                                          SUCCESSOR COMPANY
                                             -------------------------------------------------------------------
                                                      ONE MONTH AND
                                                    THIRTEEN DAYS ENDED                  YEAR ENDED
                                                     DECEMBER 31, 1999                DECEMBER 31, 2000
                                             ----------------------------    -----------------------------------
                                               SHARES           AMOUNT           SHARES             AMOUNT
                                             -------------   -------------   ----------------   ----------------
SERIES A SPECIAL CONVERTIBLE
      PREFERRED STOCK
      Balance, beginning of period                      -               -                  -                  -
      Exercise of warrants                              -               -                  -                  -
      Conversion to Common Stock
           (Predecessor Company)                        -               -                  -                  -
                                             -------------   -------------   ----------------   ----------------
      Balance, end of period                            -               -                  -                  -
                                             =============   -------------   ================   ----------------
COMMON STOCK (PREDECESSOR COMPANY)
      Balance, beginning of period                      -               -                  -                  -
      Exercise of warrants                              -               -                  -                  -
      Conversion of Series A Preferred                  -               -                  -                  -
      Exchanged for new Common Stock                    -               -                  -                  -
                                             -------------   -------------   ----------------   ----------------
      Balance, end of period                            -               -                  -                  -
                                             =============   -------------   ================   ----------------
COMMON STOCK (SUCCESSOR COMPANY)
      Balance, beginning of period             10,188,630            $102         10,188,630               $102
      New Common Stock issued in exchange for:
           12% Senior Notes                             -               -                  -                  -
           14% Preferred Stock                          -               -                  -                  -
           Old Common Stock                             -               -                  -                  -
           Services                                     -               -                  -                  -
      Redemption in settlement of warrant
           put obligation-Series A Preferred            -               -                  -                  -
      Exercise of warrants and other
           capital transactions                         -               -              1,054                  -
                                             -------------   -------------   ----------------   ----------------
      Balance, end of period                   10,188,630             102         10,189,684                102
                                             =============   -------------   ================   ----------------
ADDITIONAL PAID-IN CAPITAL
      Balance, beginning of period                                 63,390                                63,390
      Exercise of warrants and other capital
        transactions                                                    -                                    11
      New Common Stock issued in exchange for:
           12% Senior Notes                                             -                                     -
           14% Preferred Stock                                          -                                     -
           Old Common Stock                                             -                                     -
           Services                                                     -                                     -
      Warrants issued in exchange for old
           Common Stock and 14% Preferred                               -                                     -
      Excercise of warrants - Series A
        Preferred                                                       -                                     -
      Put under warrants issued for
           Series A Preferred                                           -                                     -
      Options granted to officer                                        -                                    28
      Issuance of warrants                                              -
      Fresh start accounting adjustment                                 -                                     -
                                                             -------------                      ----------------
      Balance, end of period                                       63,390                                63,429
                                                             -------------                      ----------------
ACCUMULATED DEFICIT
      Balance, beginning of period                                      -                                (2,694)
      Net income (loss)                                            (2,694)                              (48,406)
      Dividends payable in-kind on 14%
           Preferred and accretion                                      -                                     -
      Fresh start accounting adjustment                                 -                                     -
                                                             -------------                      ----------------
      Balance, end of period                                       (2,694)                              (51,100)
                                                             -------------                      ----------------
TOTAL NON-MANDATORILY REDEEMABLE
      PREFERRED STOCK, COMMON STOCK AND
      OTHER SHAREHOLDERS' EQUITY (DEFICIT)                        $60,798                               $12,431
                                                             =============                      ================





The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                 PREDECESSOR COMPANY            SUCCESSOR COMPANY
                                                              ---------------------------    -------------------------
                                                                             TEN MONTHS       ONE MONTH
                                                                            AND SEVENTEEN    AND THIRTEEN
                                                                YEAR ENDED    DAYS ENDED      DAYS ENDED   YEAR ENDED
                                                                DECEMBER 31   NOVEMBER 17     DECEMBER 31  DECEMBER 31
                                                                    1998         1999            1999         2000
                                                                  --------     --------        --------     --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net income (loss)                                           ($44,817)     $40,288         ($2,694)    ($48,406)
      Adjustments to reconcile net income (loss) to net
         cash flow from operating activities:
           Depreciation and amortization                            23,731       20,719           2,316       17,469
           Extraordinary gain on extinguishment of debt                -        (77,172)            -            -
           Provision for uncollectible accounts receivable             428          345              59        4,944
           Non-cash interest expense                                 1,852       15,154             407        5,193
           Charges relating to location contracts                      -            864             -         21,205
           Gain on disposal of assets                                 (335)         (51)             (4)        (107)
           Other                                                       -            -               -            180
           Changes in current assets                                 1,413        2,178             438       (1,480)
           Changes in current liabilities, excluding
            reclassification of long-term debt                      11,258       (3,010)         (1,374)       2,262
                                                                  --------     --------        --------     --------
                                                                    (6,470)        (685)           (852)       1,260
                                                                  --------     --------        --------     --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Acquisition                                                   (2,669)         -               -            -
      Purchases of property and equipment                           (3,580)      (1,538)           (139)      (1,229)
      Proceeds from sale of assets                                     468           72               4          126
      Acquisition of intangible assets                                (737)        (469)           (306)      (1,231)
      Other deferred charges                                          (245)          53              21          (95)
                                                                  --------     --------        --------     --------
                                                                    (6,763)      (1,882)           (420)      (2,429)
                                                                  --------     --------        --------     --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      Proceeds from debt issuance                                   12,002       96,105             400          -
      Proceeds from shareholder debt                                 3,090          -               -            -
      Principal payments on borrowings                                (724)     (88,206)             (4)         (53)
      Debt financing costs                                          (1,915)      (3,191)            -            (64)
      Exercise of warrants and other capital transactions               29          -               -             11
      Debt restructuring costs                                         -         (1,333)            -            -
                                                                  --------     --------        --------     --------
                                                                    12,482        3,375             396         (106)
                                                                  --------     --------        --------     --------
Increase (decrease)  in cash                                          (751)         808            (876)      (1,275)
Cash, beginning of period                                            6,519        5,768           6,576        5,700
                                                                  --------     --------        --------     --------
Cash, end of period                                                 $5,768       $6,576          $5,700       $4,425
                                                                  ========     ========        ========     ========
SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                              $11,171       $4,970            $223       $5,928
                                                                  ========     ========        ========     ========
NON-CASH FINANCING TRANSACTIONS:
      Deferred financing costs                                         -            -              $230       $2,300
      Common Stock (Successor Company) issued in exchange for:
           12% Senior Notes                                            -        $58,900             -            -
           14% Preferred                                               -          2,015             -            -
           Old Common Stock                                            -          1,085             -            -
           Services                                                    -          1,271             -            -
      Warrants for Common Stock issued for services                    $80          -               -            -
      Warrants for Common Stock (Successor Company) issued in
           exchange for old Common Stock and 14% Preferred             -            333             -            -
      Put related to warrants issued for Series A Preferred          1,452         (452)            -            -
      Other                                                            -            -               -             39
                                                                  --------     --------        --------     --------
                                                                    $1,532      $63,152            $230       $2,339
                                                                  ========     ========        ========     ========


   The accompanying notes are an integral part of these financial statements.

                   PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEAR ENDED DECEMBER 31, 1998, THE TEN MONTHS
        AND SEVENTEEN DAYS ENDED NOVEMBER 17, 1999 (PREDECESSOR COMPANY),
             THE ONE MONTH AND THIRTEEN DAYS ENDED DECEMBER 31, 1999
            AND THE YEAR ENDED DECEMBER 31, 2000 (SUCCESSOR COMPANY)
              (IN THOUSANDS EXCEPT INSTALLED PUBLIC PAY TELEPHONES,
                     PER CALL, SHARE AND PER SHARE AMOUNTS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

         PhoneTel Technologies, Inc. and its subsidiary, Cherokee Communications, Inc., (the "Company") operate in a single business segment within the telecommunications industry. The Company specializes in the business of installing and operating public pay telephones on a revenue sharing basis and offering operator assisted long distance services. At December 31, 1998, 1999 and 2000, the Company operated 43,248, 36,747 and 36,410 public pay telephones, respectively. The Company's operations are regulated by the Public Service or Utility Commissions of the various States and the Federal Communications Commission (the "FCC").

     BASIS OF REPORTING

         As of November 17, 1999, the date the Company emerged from its Chapter 11 proceedings (see Notes 3 and 4), the Company adopted fresh start reporting. Pursuant to the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"), assets and liabilities were restated to reflect the reorganization value of the Company, which approximates their fair value at that date. In addition, the accumulated deficit of the Company through November 17, 1999 was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Company's plan of reorganization. Thus, the balance sheets as of December 31, 1999 and 2000 reflect a new reporting entity (the "Successor Company") and are not comparable to prior periods (the "Predecessor Company"). Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company report operations prior to the date of adopting fresh start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company was unable to continue as a going concern (see Note 2).


     PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates, among others, include amounts relating to the carrying value of the Company's accounts receivable and payphone location contracts and the related revenues and expenses applicable to dial-around compensation and asset impairment. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

         The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes $1,429 on deposit under an informal arrangement at a bank, which is collateral for letters of credit issued to suppliers.

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

     INTANGIBLE ASSETS

         Intangible assets include costs incurred in obtaining new locations or in the acquisition of installed public pay telephones through prior business combinations ("location contracts"), non-compete agreements and deferred financing costs. Intangible assets are amortized over the estimated economic life of the respective location contracts or the term of the respective non-compete or financing agreement.

     IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically evaluates potential impairment of long-lived assets based upon the cash flows derived from each of the Company's operating districts, the lowest level for which operating cash flows for such asset groupings are identifiable. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows to be generated by the Company's assets groups (including any salvage values) are less than the related assets' carrying value. Impairment is measured based on the difference between the higher of the fair value of the assets or present value of the discounted expected future cash flows and the assets' carrying value. No impairment was incurred in 1998 or 1999. In 2000, the Company incurred an asset impairment loss relating to its payphone location contracts of $14,787 (see Note
9).

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

         Diluted earnings per share amounts are determined in the same manner as basic earnings per share except the number of shares is increased assuming exercise of stock options and warrants using the treasury stock method and conversion of the 14% Preferred. In addition, income or loss applicable to common shareholders is not adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. Diluted earnings per share amounts have not been reported because the Company has a net loss before extraordinary items for all periods presented and the impact of the assumed exercise of the stock options and warrants and the assumed conversion of the 14% Preferred is not dilutive. The number of shares of Common Stock (Successor Company) relating to stock options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1,159,719 and 1,478,024 shares for the one month and thirteen days ended December 31, 1999 and the year ended December 31, 2000, respectively.

     INCOME TAXES

         The Company utilizes the asset and liability method to account for income taxes whereby deferred tax assets and liabilities are recognized to reflect the future tax consequences attributable to temporary differences between the financial reporting basis of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered and settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period in which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is deemed more likely than not that the asset will not be utilized.


     RECLASSIFICATIONS

         Certain amounts relating to 1998 and 1999 have been reclassified to conform to the current year presentation. The reclassifications have had no impact on total assets, shareholders' equity or net income or loss as previously reported.


     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of financial instruments are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 1999 and 2000, or that will be realized in the future. At December 31, 1999 and 2000, the difference between the estimated fair values of financial instruments and their carrying values was not material due to either short maturity terms or similarity to terms available to comparable companies in the open market.


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

         In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25 ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, and (c) the accounting of an exchange of stock compensation awards in a business combination. In general, FIN No. 44 was effective July 1, 2000. The adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance related to revenue reported by companies in their financial statements. In March 2000, the SEC issued SAB No. 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation of SAB No. 101 to the fourth quarter of fiscal 2000. On various dates through July 2000, the FASB's Emerging Issues Task Force provided additional guidance in applying SAB No. 101 relating to the reporting of gross versus net revenues in financial statements.

         In the fourth quarter of 2000, the Company adopted SAB No. 101 and began reporting long distance revenues from operator service providers net of telecommunication and validation fees. Previously telecommunication and validation fees were reported as an operating expense and the gross long distance revenues were included in non-coin telecommunication services in the accompanying consolidated financial statements. The effect of adopting SAB No. 101, including the retroactive application to prior periods, was to decrease total revenues and operating expenses by $10,916, $8,162, $901, and $6,436 in the year ended December 31, 1998, the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the year ended December 31, 2000, respectively. The reclassifications to offset expenses against revenues have had no effect on net income (loss) as previously reported.


2.       FINANCIAL CONDITION

         The Company's working capital (deficiency), excluding the reclassification of long-term debt to current liabilities, declined from $3,131 at December 31, 1999 to ($4,026) at December 31, 2000, a decrease in working capital of $7,157. This decrease was primarily due to the write-off of accounts receivable relating to dial-around compensation and an increase in accounts payable. Although the Company's cash provided by (used in) operating activities increased from ($1,537) for the twelve months ended December 31, 1999 to $1,260 for the year ended December 31, 2000, the Company has incurred continuing operating losses. The Company was not in compliance with certain financial covenants under its Exit Financing Agreement at December 31, 2000 and presently has no additional credit available thereunder. In addition, the Company has not paid the monthly interest that was originally due on February 1 and March 1, 2001 nor the principal payment relating to the deferred line fee that was originally due on November 17, 2000. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived the default relating to the Company's failure to comply with certain financial covenants at December 31, 2000 and have deferred or extended the due dates of the payments described above. In the event the Company is unable to remain in compliance with the Exit Financing Agreement and the lenders do not waive such defaults, the outstanding balance could become immediately due and payable.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investing or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and management's ability to control expenses. There can be no assurance that coin revenues will not decrease, that revenues from dial-around compensation will continue at the rates anticipated, or that operating expenses can be maintained at present or reduced to lower levels. To the extent that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's lender will grant additional advances under the Exit Financing Agreement or that the Company can obtain additional financing to meet its debt service and other cash requirements.

         The Company has had discussions with its lenders and has requested an additional advance under its Exit Financing Agreement. Although the Company's lenders have been supportive, the Company has not been able to obtain additional advances from its lenders. The Company continues to negotiate with its lenders and to evaluate alternate financing arrangements. The Company has also taken additional steps to further reduce operating expenses and to seek alternate sources of revenue. Management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, and the additional liquidity that its current or alternate lenders may provide, will allow the Company to sustain its operations and meet its obligations through the remainder of 2001.


3.       DEBT RESTRUCTURING AND CHAPTER 11 BANKRUPTCY FILING

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

         The Company solicited and received acceptances of the Prepackaged Plan from the holders of the Senior Notes and the 14% Cumulative Redeemable Convertible Preferred Stock (the "14% Preferred") in anticipation of the commencement of a case under chapter 11 of the Bankruptcy Code (the "Case"). On July 14, 1999, the Company commenced the Case in the U.S. Bankruptcy Court in the Southern District of New York (the "Court") and thereafter continued to operate its business as a debtor-in-possession.

         On October 20, 1999, the Court confirmed the Prepackaged Plan. On November 17, 1999, the Company executed a post reorganization loan agreement ("Exit Financing Agreement") and consummated the Prepackaged Plan. Pursuant to the terms of the Prepackaged Plan, claims of employees, trade and other creditors of the Company, other than holders of the Senior Notes were paid in full in the ordinary course, unless otherwise agreed. Holders of the Senior Notes received 9,500,000 shares of the Common Stock (Successor Company) in exchange for the Senior Notes. In addition, the Unofficial Committee representing a majority in principal amount of the Senior Notes appointed four of the five members of the Board of Directors of the Company (the "New Board"). The former Chairman and Chief Executive Officer continues to serve as a Director on the New Board.

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

         As of November 17, 1999 (the "Consummation Date"), the total amount of Common Stock (Successor Company) outstanding, after giving effect to the Common Stock (Successor Company) and New Warrants forfeited in connection with the warrant put obligation settlement described in Note 11, was 10,188,630 shares. In addition, 1,074,721 shares of Common Stock (Successor Company) are reserved for future issuance upon the exercise of the New Warrants, and an amount equal to 5% of the shares of Common Stock (Successor Company) is reserved for issuance pursuant to the terms of the 1999 Management Incentive Plan. Under its Amended and Restated Articles of Incorporation confirmed as part of the Prepackaged Plan, the total authorized capital stock of the Company was 15,000,000 shares of Common Stock (Successor Company).


4.       FRESH START REPORTING

         The Company recorded the effects of fresh start reporting as of November 17, 1999, the Consummation Date of the Company's Prepackaged Plan. In accordance with SOP 90-7, assets and liabilities were restated as of November 17, 1999 to reflect the reorganization value of the Company, which approximated their fair value at the Consummation Date. In addition, the accumulated deficit of the Company through the Consummation Date was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Prepackaged Plan.

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

         The effects of the Company's Prepackaged Plan and fresh start reporting on the Company's condensed consolidated balance sheet at November 17, 1999 are as follows:

PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET
November 17, 1999

                                                Predecessor
                                                   Company           (a)              (b)         Successor
                                                Pre-emergence    Reorganization    Fresh Start     Company
                                                Balance Sheet      Adjustments     Adjustment    Balance Sheet
                                                  ---------      --------------    -----------   -------------
Assets
     Current assets:
         Cash                                        $6,576                                          $6,576
         Accounts receivable, net                    11,179                                          11,179
         Other current assets                         1,708                                           1,708
                                                  ---------       ---------         ---------     ---------
             Total current assets                    19,463            --                --          19,463

     Property and equipment, net                     21,979                            $1,315        23,294
     Intangible assets, net                          80,762                             3,753        84,515
     Other assets                                       532                                             532
                                                  ---------       ---------         ---------     ---------
                                                   $122,736            --              $5,068      $127,804
                                                  =========       =========         =========     =========
Liabilities and Shareholders' Equity (Deficit)
     Current liabilities:
         Current portion of long-term debt           $1,159                                          $1,159
         Accounts payable                             9,174                                           9,174
         Accrued expenses                             5,987                                           5,987
                                                  ---------       ---------         ---------     ---------
             Total current liabilities               16,320            --                --          16,320

     12% Senior Notes, net                          139,438       ($139,438)                           --
     Other long-term debt                            47,992                                          47,992
     14% Preferred                                   10,322         (10,322)                           --

     Shareholders' Equity (Deficit):
         Series A Preferred                            --                                              --
         Common Stock (Predecessor Company)             188            (188)                           --
         Common Stock (Successor Company)              --               102                             102
         Additional Paid-in Capital                  61,684          70,579          ($68,873)       63,390
         Accumulated Deficit                       (153,208)         79,267            73,941          --
                                                  ---------       ---------         ---------     ---------
             Shareholders' Equity (Deficit)         (91,336)        149,760             5,068        63,492
                                                  ---------       ---------         ---------     ---------
                                                   $122,736       $    --              $5,068      $127,804
                                                  =========       =========         =========     =========


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

     (b) To record assets and liabilities at their fair value pursuant to fresh start reporting and eliminate the existing accumutated deficit.

5.       TERMINATION OF MERGER WITH DAVEL COMMUNICATIONS GROUP, INC.

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

     The Company is seeking specific performance from Davel, which would require Davel to comply with the terms of the Davel Merger Agreement or, alternatively, for compensatory damages and costs of an unspecified amount. The Company is also seeking injunctive relief enjoining Peoples from further tortuous interference with contract and for compensatory damages and costs of an unspecified amount. Management believes the claims against the Company are without merit and is pursuing its claims against Davel and Peoples. The Company, at this time, cannot predict the outcome of this litigation, but the parties have both indicated a willingness to discuss settlement of the case.

     Through December 31, 2000, the Company had incurred $1,446 of costs relating to the Davel Merger Agreement and related litigation. Such costs are included in other unusual charges and contractual settlements in the accompanying consolidated statements of operations.


6.       ASSET PURCHASE AGREEMENT - TDS TELECOMMUNICATIONS CORPORATION ("TDS")

         On May 18, 1998, the Company entered into an asset purchase agreement to acquire approximately 3,400 installed pay telephones from TDS's network of local exchange carriers for a purchase price of $851. The majority of the acquired pay telephones were upgraded with microprocessor technology needed to operate the pay telephones under the Company's operating and management information systems. The cost incurred to upgrade these pay telephones was approximately $1,717. The Company began operating these pay telephones during the last half of 1998.

         The Company recorded the above acquisition as a purchase and included the operating results of the acquired assets in the statements of operations from the date of acquisition. The purchase price and the cost to upgrade the equipment has been allocated to property and equipment and is being depreciated over the remaining estimated economic lives of the acquired assets.

         The unaudited pro forma results of operations for 1998, assuming the acquisition occurred at the beginning of the year, has not been presented because the effect on such operating results would not be significant.


7.       ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). Dial-around calls include 1 (800) subscriber calls, as well as 1010xxx calls to access a long distance carrier or operator service provider selected by the caller. The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-phone or per-call rate in effect under orders issued by the FCC. Retroactive changes in the dial-around compensation rate pursuant to orders issued by the FCC are accounted for as changes in accounting estimates and are recorded as adjustments to revenue at the beginning of the most recent period prior to the announcement of such changes by the FCC. At December 31, 1999 and 2000, accounts receivable included $10,636 and $6,561, respectively arising from dial-around compensation. Payments related to such receivables are received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized.

         Net revenue from dial-around compensation was $12,454, $13,325, $1,655 and $13,442, for the year ended December 31, 1998, the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the year ended December 31, 2000, respectively. As further discussed below, the amount recorded as revenue in 2000 reflects a reduction in revenues in the fourth quarter to more closely reflect the actual number of calls for which the Company expects to be compensated. The amount recorded as revenue in 1998 included a retroactive adjustment of $3,733 to reflect a reduction in the dial-around compensation rate applicable to prior years. Of this amount, $3,222 relates to the Company's 1997 fiscal year and $511 relates to the Company's 1996 fiscal year. If revenues from dial-around compensation had been recorded at the then current rate ($0.238 per call or $31.18 per month per phone based on 131 calls), the net revenue for dial-around calls would have been $16,187 in 1998.

     Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act ("Section 276"), the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones (the "1996 Payphone Order"). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers ("IXCs") for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone ("Flex Ani"). The FCC required local exchange carriers ("LECs") to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the "First Phase"), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation. Thereafter, the FCC set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The First Phase monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls was 131 per phone.

     The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method of allocating payment among IXCs was erroneous. In July 1997, the Appeals Court vacated the 1996 Payphone Order and remanded it to the FCC for further consideration.

     In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the "1997 Payphone Order"). The FCC utilized a market-based method to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the "Default Rate"). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the First Phase and reiterated that payphone providers were entitled to compensation for every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

     The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

     In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the Default Rate to $0.238, (the "Adjusted Default Rate) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1996 and 1997 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) will serve as the Adjusted Default Rate for coinless payphone calls through January 31, 2002, at which time, parties may petition the FCC regarding the default amount, issues related to technological advances, and expected market changes.

     The 1999 Payphone Order deferred a final ruling on the First Phase treatment of dial-around compensation to a later, as yet unreleased order; however, it appears from the 1999 Payphone Order that the Adjusted Default Rate will be applied for periods in the First Phase. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through April 1999. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the decrease in the per-call compensation rate to the Adjusted Default Rate.

     The 1999 Payphone Order has been appealed by various parties. The Appeals Court heard oral arguments on February 2, 2000 and issued its ruling on the matter in June 2000. The Appeals Court denied all petitions for review of the per-call compensation rate and kept in place the Adjusted Default Rate mandated by the 1999 Payphone Order. Based upon the information available, the Company believes that the minimum amount it is entitled to receive as fair compensation under Section 276 for prior periods is $31.18 per pay telephone per month based on $0.238 per call and 131 calls per pay telephone per month. However, based on the lack of progress by the FCC in ordering a true-up for underpayments by IXCs during the First Phase and a true-up to the Adjusted Default Rate for the November 1996 to April 1999 period, as well as the Company's historical collection experience, the Company has recorded a bad debt loss of $4,944 in 2000. Of this amount, $4,429 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000 was recorded in the fourth quarter of 2000.

     In the fourth quarter of 2000, the Company began reporting revenues at a rate of $27.00 per pay telephone per month based on $0.24 per call and an estimated 114 calls per pay telephone per month to more closely reflect the actual number of calls for which the Company expects to be compensated.


8.       PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 2000 consisted of the following:

                                                              Estimated                 Successor Company
                                                            Useful Lives      ----------------------------------
                                                             (in years)             1999                2000
                                                             ----------       ----------------    --------------
         Telephone boards, enclosures and cases                 3-10          $         22,427    $       23,544
         Furniture, fixtures and other equipment                3-5                        766               827
         Leasehold improvements                                 2-5                        241               241
                                                                              ----------------    --------------
                                                                                        23,434            24,612
             Less - accumulated depreciation                                             (693)           (5,754)
                                                                              ---------------     --------------
                                                                              $         22,741    $       18,858
                                                                              ================    ==============

     Under fresh start reporting, the carrying values of property and equipment have been restated as of November 17, 1999 to reflect the reorganization value of the Company and accumulated depreciation amounts have been eliminated. Depreciation expense was $8,451, $7,374, $693 and $5,132 for the year ended December 31, 1998, the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the year ended December 31, 2000, respectively.

9.       INTANGIBLE ASSETS

     Intangible assets at December 31, 1999 and 2000 consisted of the following:
[CAPTION]

                                                                                  Successor Company
                                                       Amortization           ------------------------------
                                                           Period                   1999              2000
                                                       --------------         ----------------    --------------
        Location contracts                              48-120 months         $         81,266    $       56,101
        Deferred financing costs                        24-120 months                    2,663             5,027
        Non-compete agreements                          24-60 months                     1,099             1,099
        Other                                            120 months                         22                22
                                                                              ----------------    --------------
                                                                                        85,050            62,249
        Less: accumulated amortization                                                  (1,993)          (13,875)
                                                                              -------------------- -------------
                                                                              $         83,057    $       48,374
                                                                              ================    ==============

     Under fresh start reporting, the carrying values of intangible assets were restated as of November 17, 1999 to reflect the reorganization value of the Company and accumulated amortization amounts have been eliminated. Amortization of intangible assets, other than deferred financing costs, amounted to $15,280, $13,345, $1,623, and $12,337 for the year ended December 31, 1998, the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999, and the year ended December 31, 2000, respectively. Amortization of deferred financing costs is included as a component of interest expense in the accompanying consolidated statements of operations.

     As part of the Company's continuing program to evaluate the profitability of its pay telephones, the Company wrote-off the carrying value of location contracts for 1,839 and 3,376 pay telephones removed from service in 1999 and 2000, respectively. The Company recorded a loss of $864 in the ten months and seventeen days ended November 17, 1999 and a loss of $6,418 in the year ended December 31, 2000 relating to the write-off of these abandoned location contracts. The Company also evaluated the carrying value of its remaining payphones and location contracts in each of the Company's operating districts. In certain operating districts, the carrying value of the Company's payphone assets exceeded the estimated undiscounted future cash inflows and the Company recorded an impairment loss of $14,787 to reduce the carrying value of such assets to its fair value at December 31, 2000. Fair value was determined based on the estimated market value of such payphone assets. The asset impairment loss and the write-off of abandoned location contracts is included in charges relating to locations contracts in the accompanying consolidated statements of operations.

10.      12% SENIOR NOTES AND EXTRAORDINARY ITEMS

     On December 18, 1996, the Company completed a public debt offering of $125,000 aggregate principal amount 12% Senior Notes, due 2006, with interest payable semiannually. The net proceeds of $119,149 were used to complete certain business acquisitions in January 1997, to repay other outstanding indebtedness, and for general corporate purposes.

     The Company did not pay the semiannual interest payments which were due December 15, 1998 and June 15, 1999 on the Senior Notes and, pursuant to the terms of the indenture, the Company was in default on this debt. As discussed in
Note 3, the Company converted the Senior Notes and accrued interest to Common Stock (Successor Company) on November 17, 1999 and recognized an extraordinary gain on extinguishment of this debt, determined as follows:

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


11.     LONG-TERM DEBT AND OTHER LIABILITIES

        Long-term debt at December 31, 1999 and 2000 consisted of the following:

                                                                                     Successor Company
                                                                              ------------------------------
                                                                                    1999             2000
                                                                              ----------------    ----------
        Exit Financing Agreement, contractually due January 1, 2002 with interest payable monthly at 3% above
             the base rate (12.5% at December 31, 2000)                            $   48,799    $    51,611
        Warrant Put Obligation and Note Payable                                         1,010          1,062
        Other notes payable                                                                 5             36
                                                                                   ----------    -----------
                                                                                       49,814         52,709
        Less current portion of long-term debt                                         (1,172)       (51,647)
                                                                                   -----------   -----------
                                                                                   $   48,642    $     1,062
                                                                                   ==========    ===========

        Following are maturities of long-term debt, as adjusted for amounts reclassified as current, for each of the next five years:


                           2001                                               $         51,647
                           2002                                                              -
                           2003                                                              -
                           2004                                                          1,062
                           2005                                                              -
                                                                              ----------------
                                                                              $         52,709
                                                                              ================

     RELATED PARTY DEBT AND CREDIT AGREEMENT

         On May 30, 1997, the Company entered into an agreement (the "Credit Agreement") with various lenders (collectively referred to as the "Lenders"). ING (U.S.) Capital Corporation ("ING"), a significant shareholder of the Company's common equity, was Agent for the Lenders. On May 8, 1998, the Company amended the Credit Agreement and Foothill Capital Corporation ("Foothill"), as replacement Agent and Lender, assumed all of the rights and obligations of the former Lenders. Under the Credit Agreement, the revolving credit commitment was $20,000 and the expansion loan commitment was $20,000. Interest was payable monthly in arrears at 2% above the Lender's reference rate and the maturity date of the Credit Agreement was extended to May 8, 2001. Certain financial covenants under the Credit Agreement were also modified. The Company incurred $1,174 in fees and expenses in connection with this amendment to the Credit Agreement, of which $328 was included in other unusual charges and contractual settlements in the Company's consolidated statements of operations in 1998.

     In April 1999, the Company received a commitment from Foothill to provide $45,900 in debtor-in-possession financing ("D.I.P." financing) in anticipation of the Case described in Note 3. The Company incurred $250 in fees relating to an additional advance and a $250 fee for the D.I.P. financing commitment. On July 21, 1999, the outstanding balance of the Credit Agreement was paid from the proceeds of the D.I.P. financing, the terms of which are described below. The Company incurred an extraordinary loss from extinguishment of debt of $2,095 due to the write-off of deferred financing costs related to the Credit Agreement in 1999.

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

     The Exit Financing Agreement provides for various fees aggregating $9,440 over the term of the loan, including a $1,150 deferred line fee, which was originally payable one year from the date of closing, together with interest thereon, and a $10 servicing fee which is payable each month. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement are subject to certain reductions for early prepayment, providing the Company is not in default on the Exit Financing Agreement.

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

     At December 31, 2000, the Company was not in compliance with certain financial covenants under the Exit Financing Agreement. In addition, the Company has not paid the monthly interest that was originally due on February 1 and March 1, 2001 nor the deferred line fee that was originally due on November 17, 2000. Effective November 13, 2000, February 1, 2001, and March 1, 2001, the Company executed amendments to the Exit Financing Agreement (the "Amendments") which extended the due date of the deferred line fee to April 1, 2001 and the maturity date of the Exit Financing Agreement to January 1, 2002. The Amendments also provide for the capitalization of interest that was originally due on February 1 and March 1, 2000 as part of the principal balance and waives the default as of December 31, 2000 for the Company's failure to comply with certain financial covenants. Although the lenders have waived the default by the Company at December 31, 2000, there can be no assurances that the Company will be able to pay the deferred line fee or the monthly interest as such amounts become due or comply with all financial covenants through the remainder of 2001. If a default occurs with respect to the Company's Exit Financing Agreement, this obligation, at the option of the lenders, could become immediately due and payable. Accordingly, the Company classified the amounts due under the Exit Financing Agreement as a current liability at December 31, 2000.

     WARRANT PUT OBLIGATION AND NOTE PAYABLE

     In 1996, the Company issued warrants to purchase shares of Series A Special Convertible Preferred Stock (the "Series A Warrants") to two former lenders, at an exercise price of $0.20 per share. Each share of Series A Special Convertible Preferred Stock ("Series A Preferred") was convertible into 20 shares of Common Stock (Predecessor Company). On October 13, 1998, the Company received notice from a former lender which purported to exercise its put right as defined in the agreement for the Series A Warrants (the "Warrant Agreement"), with respect to 89,912 Series A Warrants and 124,300 Common Shares. The Warrant Agreement specified that the Company was to redeem Series A Warrants that were convertible into shares of Common Stock (or shares of Common Stock obtained from such conversion) at a value determined by a formula, subject to certain limitations, set forth therein. In 1998, the Company recorded an accrued liability and a charge to additional paid-in-capital of $1,452 relating to this purported put exercise.

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


12.      OPERATING LEASES

     The Company leases its corporate offices and other locations, office equipment and field operations service vehicles under noncancellable operating leases expiring at various times through 2005.

     Future minimum noncancellable payments under operating leases are as follows:

                           2001                     $         1,526
                           2002                                 932
                           2003                                 505
                           2004                                  48
                           2005                                   -
                                                    ---------------
                                                    $         3,011
                                                    ===============

     Rent expense under all operating leases was $2,622, $2,269, $299 and $2,514 for the year ended December 31, 1998, the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the year ended December 31, 2000, respectively.


13.      INCOME TAXES

     No provisions for income tax were required and no income taxes were paid for the years ended December 31, 1998, 1999 and 2000 because of operating losses generated by the Company. In 1999, the Company had a taxable loss of approximately $23,000 as a result of the Federal tax exclusion relating to the extraordinary gain recognized upon conversion of the Senior Notes to Common Stock (Successor Company) pursuant to the Prepackaged Plan. Special tax rules apply to cancellation of indebtedness income ("COD Income") arising in bankruptcy. COD Income of $79,267 is excluded from taxation but must be applied to reduce the 1999 taxable loss, tax net operating loss carryforwards and other tax attributes of the Company. Accordingly, no provisions for income tax were required and no income taxes were payable for the year ended December 31, 1999. Deferred tax assets and (liabilities) at December 31, 1999 and 2000 are as follows:
[CAPTION]

                                                                                       Successor Company
                                                                              ----------------------------------
                                                                                    1999                2000
                                                                              ----------------    --------------
       Federal net operating loss carryforward                                $            398    $        6,476
       Depreciation and amortization                                                     4,150             6,842
       Allowance for doubtful accounts receivable                                          454                28
                                                                              ----------------    --------------
       Gross deferred tax assets                                                         5,002            13,346
       Basis adjustment to assets-fresh start reporting                                   (440)               -
       Valuation allowance on deferred tax assets                                       (4,562)          (13,346)
                                                                               ---------------    --------------
       Net deferred tax assets                                                $              -    $            -
                                                                              ================    ==============


     A valuation allowance equal to the net deferred tax assets has been provided because management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The tax net operating loss carryforward of approximately $19,047 will expire in the year 2018 and 2020. The tax benefit of any preconfirmation net operating loss carryforward, if utilized, will be reported as an increase in additional paid-in capital.

     Internal Revenue Code Section 382 provides for an annual limitation on the use of net operating loss carryforwards in years subsequent to significant changes in ownership. As a result of the Company's Restructuring in 1999, a change in ownership has occurred resulting in an annual limitation which exceeds the amount of the Company's net operating loss carryforward from years prior to the Restructuring. In addition, any significant change in ownership that occurs within two years after the November 17, 1999 ownership change will result in a loss of tax benefits relating to the then existing tax net operating loss carryforwards. The tax benefit as a percentage of the loss before taxes differs from the statutory tax rate due primarily to the amortization of certain intangibles, which is not deductible for tax purposes, and the valuation allowance on deferred tax assets.


14. 14% CUMULATIVE CONVERTIBLE PREFERRED STOCK MANDATORILY REDEEMABLE (PREDECESSOR COMPANY)

     At December 31, 1998, the Predecessor Company had 107,918 shares of 14% Preferred issued and outstanding and cumulative dividends issuable of 50,609 shares (valued at $1,118). The Company recorded dividends, declared and undeclared, at their fair market value and recognized the difference between the carrying value of the 14% Preferred and the mandatory redemption amount ($9,512 at December 31, 1998) through monthly accretions using the interest method. The carrying value of the 14% Preferred was increased by $1,128 in 1998 and $1,197 in the first ten months and seventeen days of 1999 through accretions. Each share of 14% Preferred was entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred was convertible into 10 shares of Common Stock (Predecessor Company) and was subject to mandatory redemption on June 30, 2000.

     As discussed in Note 3, the Successor Company issued 325,000 shares of Common Stock and 722,200 New Warrants in exchange for the 14% Preferred.

15.          COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

     Common Stock and Other Shareholders' Equity at December 31, 1999 and 2000 consisted of the following:

                                                                                        Successor Company
                                                                              ------------------------------------
                                                                                    1999                2000
                                                                              ----------------    ----------------
        Common Stock (Successor Company) ($0.01 par value- 10,188,630 and
             10,189,684 shares issued and outstanding at December 31, 1999
             and 2000, respectively)                                          $            102    $            102
        Additional paid-in capital                                                      63,390              63,429
        Accumulated deficit                                                             (2,694)            (51,100)
                                                                              ----------------    ----------------
                                                                              $         60,798    $         12,431
                                                                              ================    ================

     Under the Amended and Restated Articles of Incorporation confirmed as part of the Company's Prepackaged Plan, the total authorized capital stock of the Successor Company was 15,000,000 shares of Common Stock. On July 18, 2000, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total authorized capital stock of the Successor Company to 45,000,000 shares of Common Stock.

         Effective November 17, 1999, the Company issued 10,205,000 shares of Common Stock (Successor Company) upon consummation of the Company's Prepackaged Plan. Prior to the Consumation Date, the Predecessor Company was authorized to issue up to 50,000,000 shares of Common Stock, $0.01 par value, and had 18,754,133 shares issued and outstanding. As discussed in Note 3, the Successor Company issued 175,000 shares of Common Stock and 388,900 New Warrants in exchange for the Common Stock (Predecessor Company). The Predecessor Company was also authorized to issue up to 250,000 shares of Series A Special Convertible Preferred Stock, $0.20 par value, $0.20 stated value, none of which were outstanding as of the Consumation Date.

STOCK WARRANT ACTIVITY

         Activity for warrants exercisable into Common Stock during 1998, 1999 and 2000 was as follows:

                                                                   Number            Weighted Average
                       Predecessor Company                        of Shares           Exercise Price
                       -------------------                       ----------           --------------
               BALANCE, DECEMBER 31, 1997                         1,629,167             $   2.22

               Granted to Directors                                 100,000                 1.88
               Exercised                                           (375,804)                0.08
               Canceled                                            (118,006)                5.45
                                                                ------------

               BALANCE, DECEMBER 31, 1998                         1,235,357                 2.54

               Canceled upon expiration or consummation
                 of the Company's Prepackaged Plan              (1,235,357)                 2.54
                                                                ----------
               BALANCE, NOVEMBER 17, 1999                                -                     -
                                                                ==========
                       Successor Company
                       -----------------

               NOVEMBER 17, 1999 - Granted pursuant
                 to Prepackaged Plan                              1,111,100                10.50
               Canceled - settlement of Series A
               Warrant Put Obligation                               (36,379)               10.50
                                                                -----------
               BALANCE, DECEMBER 31, 1999                         1,074,721
               Exercised and other capital transactions               2,303                10.50
                                                                -----------
               BALANCE, DECEMBER 31, 2000                         1,077,024                10.50
                                                                ===========

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

     On November 13, 1998, a former lender exercised Series A Warrants to purchase 100,875 shares of Series A Preferred and immediately converted its Series A Preferred to Common Stock (Predecessor Company). This exercise resulted in the issuance of 2,017,500 shares of Common Stock (Predecessor Company), net of Common Stock not issued in lieu of cash payment.

     At December 31, 1998, there were 89,912 warrants which were exercisable into Series A Preferred. These warrants were canceled in 1999 in connection with the settlement of the warrant put obligation discussed in Note 11.

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


     STOCK OPTION ACTIVITY

         On February 4, 1997, the Company's Board of Directors adopted and its shareholders ratified the Company's 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan provided for the issuance of incentive and non-qualified stock options to purchase up to 2,000,000 shares of Common Stock (Predecessor Company) by officers, directors, employees and independent contractors of the Company. In 1997, the Company granted 1,592,400 incentive and non-qualified stock options at exercise prices equal to the market value of the Company's Common Stock (Predecessor Company) on the dates of grant to substantially all officers and employees. The options granted provided for graduated vesting, one-third each year on the anniversary of the date of grant, and had a term of eight years.


         Other options to purchase Common Stock (Predecessor Company) were granted by the Company at the discretion of the Board of Directors to employees, officers, directors and others, and generally were exercisable immediately upon issuance, had terms of three to five years and were issued with exercise prices at or slightly below quoted market value of the Company's Common Stock on the date of grant. All outstanding options to purchase Common Stock (Predecessor Company) were canceled in 1999.

         On November 17, 1999, pursuant to the terms of the Prepackaged Plan, the Company adopted the 1999 Management Incentive Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and other awards to purchase up to 391,647 shares of Common Stock (Successor Company) by officers, directors and management employees. The 1999 Plan will continue in effect until December 31, 2009.

         On December 27, 1999, the Company granted options to purchase 85,000 shares of Common Stock (Successor Company) with an exercise price of $1.14 per share to four non-employee directors of the Company pursuant to the 1999 Plan. Such options became vested on the date of grant and expire December 26, 2002. On March 9, 2000, pursuant to the 1999 Plan, the Company granted options to purchase 193,000 shares of Common Stock (Successor Company) to certain management employees at an exercise price of $1.56 per share. On April 1, 2000, options to purchase an additional 50,000 shares at an exercise price of $1.16 per share were granted to an officer of the company pursuant to the 1999 Plan. No compensation expense was recorded because the exercise prices of these options were equal to the market value of the Company's shares on the respective dates of grant. Such options vest equally over a three-year period beginning one year from the date of grant and expire after five years.

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

     Activity for stock options exerciseable into Common Stock (Predecessor Company) during 1998, 1999 and 2000 was as follows:

                                                                   Number            Weighted Average
                     Predecessor Company                          of Shares           Exercise Price
                     -------------------                         ----------           --------------
               BALANCE, DECEMBER 31, 1997                         2,083,813              $  2.99

               Granted to former executive                          105,000                 0.81
               Canceled                                            (272,078)                3.02
                                                                -----------
               BALANCE, DECEMBER 31, 1998                         1,916,735                 2.87

               Granted to former executive                           35,000                 0.81
               Canceled upon expiration, termination
                 or consummation of the Company's
                 Prepackaged Plan                               (1,951,735)                 2.83
                                                                 ---------
               BALANCE, NOVEMBER 17, 1999                                -
                                                                 =========

                      Successor Company
                      -----------------

               Granted to Directors                                  85,000                 1.14
                                                                -----------
               BALANCE, DECEMBER 31, 1999                            85,000                 1.14
               Granted:
               1999 Management Incentive Plan                       243,000                 1.48
               To officer                                            75,000                  .01
                                                                -----------
               Total options granted                                318,000                 1.13
               Canceled                                              (2,000)                1.56
                                                                -----------
               BALANCE, DECEMBER 31, 2000                           401,000                 1.13
                                                                ===========


     STOCK BASED COMPENSATION

         Under SFAS No. 123 "Accounting for Stock-Based Compensation", the fair value of each option and warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The fair value of options and warrants issued to non-employees is charged to operations over the periods such options and warrants vest. The Company recognizes compensation expense for options or warrants issued to employees and directors using the intrinsic value method. Under that method, compensation expense is charged for the excess of the market value of the Company's shares over the exercise price of the options or warrants, if any, on the date of grant. The following assumptions were made in estimating fair value: (i) dividend yield of 0%; (ii) risk-free interest rates of 5.95% for 1998, 6.29% for 1999 and 6.57% for 2000; (iii) expected life equal to the period of time remaining in which the options or warrants can be exercised; and (iv) expected volatility of 85% in 1998, 74% in 1999 and 72% in 2000. There were no compensation costs charged to operations in 1998 and 1999 for stock options issued to employees. In 2000, the Company recorded $28 of compensation expense using the intrinsic value method of accounting. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and the income (loss) per share would have been as follows:

                                               Ten Months    One Month and
                                   Year      and Seventeen   Thirteen Days      Year
                                  Ended       Days Ended       Ended            Ended
                               December 31    November 17     December 31    December 31
                                  1998           1999           1999            2000
                               -----------    -----------     -----------    -----------
Net income (loss):
    As reported                  ($44,817)       $40,288       ($2,694)      ($48,406)
    Pro forma                     (46,418)        43,302        (2,745)       (48,520)
Net income (loss) per share
    (basic and diluted):
    As reported                     (2.73)          2.08         (0.26)         (4.75)
    Pro forma                       (2.83)          2.24         (0.27)         (4.76)

         The weighted average fair value of options and warrants granted to employees and directors was $0.42 in 1998, $0.03 in the ten months and seventeen days ended November 17, 1999, $0.60 in the one month and thirteen days ended December 31, 1999 and $0.79 in 2000. All options and warrants that were outstanding prior to November 17, 1999 were canceled pursuant to the Company's Prepackaged Plan. Under SFAS No. 123, the pro forma net income and net income per share amounts for the ten months and seventeen days ended November 17, 1999 reflect the reversal of compensation expense from prior years due to the cancelation of such options.

The following is a summary of the status of options and warrants outstanding at December 31, 2000:

                      Options and Warrants Outstanding                           Options and Warrants Exercisable
      --------------------------------------------------------------------       ---------------------------------
                                    Weighted Average
      Exercise Price                    Remaining         Weighted Average                        Weighted Average
           Range        Number      Contractual Life       Exercise Price            Number        Exercise Price
           -----        ------      ----------------       --------------            ------        --------------
      $0.00-$0.01        75,000         2.4 years              $0.01                   75,000           $0.01
        1.14-1.56       326,000         3.6 years               1.39                   85,000            1.14
       10.50          1,077,024         1.9 years              10.50                1,077,024           10.50

16.      COMMITMENTS AND CONTINGENCIES

     The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management's opinion all such outstanding matters of which the Company has knowledge, have been reflected in the financial statements or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In January 2001, the Tennessee Regulatory Authority (the "TRA") denied a petition for stay of its prior order, which required certain LECs to refund to payphone service providers amounts billed since April 1997 for local line access in excess of the applicable LEC's cost plus a reasonable profit. In February 2001, the Company received a refund of approximately $500 from one of these LECs. Although the TRA's order is subject to appeal by the LECs, the Company expects to receive additional refunds and will recognize such refunds as a reduction in line and transmission charges during the period in which such refunds are received.

17.      OTHER REVENUES AND OTHER UNUSUAL CHARGES AND CONTRACTUAL SETTLEMENTS

     Other revenues include $240 of income in 2000 relating to amortization of deferred revenue resulting from a signing bonus received in connection with a services agreement with an operator service provider.

     Other unusual charges (income) and contractual settlements is comprised of:

                                                       Predecessor Company                Successor Company
                                                 -------------------------------    ----------------------------
                                                                                      One Month
                                                                  Ten Months and         and
                                                                  Seventeen Days    Thirteen Days
                                                  Year Ended           Ended            Ended        Year Ended
                                                  December 31       November 17       December 31    December 31
                                                      1998             1999             1999            2000
                                                  -------------   ---------------   -------------  -------------
       Professional fees and other
         costs related to the Prepackaged Plan                  $       852          $    31        $       78
       Settlement of employee
         contractual obligations                   $       92             -                -                 -
       Termination of Davel Merger                      1,426            20                -                 -
       Settlement - operator service agreement            545             -                -                 -
       Settlement - professional fees                       -             -              (364)               -
       Other contractual settlements                      190             -                -               284
       Amendment to Credit Agreement                      328             -                -                 -
       Other                                              181           158                -               217
                                                   ----------   -----------          -------        ----------
                                                   $    2,762   $     1,030          $ (333)        $      579
                                                   ==========   ===========          ======         ==========

18.      QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of unaudited results of operations for the years ended December 31, 1999 and 2000.

Quarter Ended 2000
(Successor Company)                           March 31     June 30   September 30  December 31
- -------------------                           --------     -------   ------------  -----------
Revenues as previously reported                $16,027      $17,008      $17,941      $14,304
Reclassification - SAB No. 101                  (1,478)      (1,647)      (1,924)      (1,387)
                                              --------     --------     --------     --------
Revenues as reclassified                        14,549       15,361       16,017       12,917

Net loss                                        (5,492)      (4,914)      (7,814)     (30,186)

Net loss per common share,
     basic and diluted                           (0.54)       (0.48)       (0.77)       (2.96)

Quarter Ended 1999
(Predecessor Company, through
November 17, 1999)
- ------------------------------
Revenues as previously reported                 19,783       19,981       20,580       17,285
Reclassification - SAB No. 101                  (2,382)      (2,209)      (2,418)      (2,054)
                                              --------     --------     --------     --------
Revenues as reclassified                        17,401       17,772       18,162       15,231

Loss before extraordinary item                 (10,688)      (9,934)     (10,928)      (8,028)

Net income (loss)                              (10,688)      (9,934)     (13,022)      71,238

Loss per common share before
     extraordinary item, basic and diluted       (0.59)       (0.55)       (0.61)        --

Net loss per common share,
     basic and diluted                           (0.59)       (0.55)       (0.72)        --

     In the fourth quarter of 2000, the Company adopted SAB No. 101 which requires the Company to report long distance revenues from operator service providers net of telecommunication and validation fees. Such fees, which were previously presented as operating expenses, were reclassified as a reduction of revenues in prior quarters to conform to the presentation in the fourth quarter of 2000.

     During the fourth quarter of 2000, the Company recorded a loss on asset impairment relating to location contracts of $14,787 ($1.45 per share). The Company also wrote-off the carrying value of abandoned location contracts of $864, $2,880 and $3,538 ($0.05, $0.28 and $0.35 per share) during the quarters ended September 30, 1999, September 30, 2000 and December 31, 2000, respectively (see Note 9). In the fourth quarter of 2000, the Company recorded a provision for uncollectible accounts receivable relating to dial-around compensation of $4,429 ($0.43 per share) to more closely reflect the actual number of dial-around calls for which the Company expects to be compensated.

     The per share amounts presented above for the Successor Company are not comparable to the per share amounts for the Predecessor Company due to the adoption of fresh start reporting and the change in the number of Common Shares outstanding upon consummation of the Company's Prepackaged Plan. Per share amounts for the fourth quarter of 1999 have not been presented because such amounts would not be meaningful or comparable to any other quarter due to the change in the number of Common Shares resulting from the Company's Reorganization.

                   PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                          -----------------  -------------------  -------------------------    -------------------
                                               Balance           Additions            Deductions for
                                                 at          charged (credited)       write-offs and                Balance
                                              beginning      to costs, expenses         fresh start                  at end
                                              of period        or tax benefit            reporting                 of period
                                          -----------------  -------------------  -------------------------    -------------------
YEAR ENDED DECEMBER 31, 1998
Allowances deducted from related
    balance sheet accounts:
       Accounts Receivable                             $507                $428                                              $935
       Deferred Tax Assets                           12,757               9,872                                            22,629
       Intangible Assets                             25,720              17,132                                            42,852

TEN MONTHS AND SEVENTEEN DAYS
    ENDED NOVEMBER 17, 1999
Allowances deducted from related
    balance sheet accounts:
       Accounts Receivable                              935                 345                                             1,280
       Deferred Tax Assets                           22,629             (15,506)                     ($447)                 6,676
       Intangible Assets                             42,852              15,279                    (58,131)                     -

ONE MONTH AND THIRTEEN DAYS
    ENDED DECEMBER 31, 1999
Allowances deducted from related
    balance sheet accounts:
       Accounts Receivable                            1,280                  59                                             1,339
       Deferred Tax Assets                            6,676              (2,114)                                            4,562
       Intangible Assets                                  -               1,993                                             1,993

YEAR ENDED DECEMBER 31, 2000
Allowances deducted from related
    balance sheet accounts:
       Accounts Receivable                            1,339               4,944                     (6,199)                    84
       Deferred Tax Assets                            4,562               8,784                                            13,346
       Intangible Assets                              1,993              16,920                     (5,038)                13,875

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHONETEL TECHNOLOGIES, INC.


April 2, 2001                             By:/s/ John D. Chichester
                                          -------------------------
                                          John D. Chichester
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                            Title                                   Date
- ----                                            -----                                   ----
/s/ John D. Chichester                  President,                                  April 2, 2001
- -----------------------------           Chief Executive Officer,
John D. Chichester                      and Director


/s/ Richard P. Kebert                   Chief Financial Officer,                    April 2, 2001
- -----------------------------           Treasurer and Secretary
Richard P. Kebert


/s/ Eugene I. Davis                     Director                                    April 2, 2001
- -----------------------------
Eugene I. Davis


/s/ Peter G. Graf                       Director                                    April 2, 2001
- -----------------------------
Peter G. Graf


/s/ Kevin Schottlaender                 Director                                    April 2, 2001
- -----------------------------
Kevin Schottlaender


/s/ Bruce Ferguson                      Director                                    April 2, 2001
- -----------------------------
Bruce Ferguson

                                  EXHIBIT INDEX



10.14 Amendment Number Three to Loan and Security Agreement dated as of February 1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.

10.15 Amendment Number Four to Loan and Security Agreement dated as of March 1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee
       Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.


21     Subsidiaries of PhoneTel Technologies, Inc.

- ----------------