Form 10-K405/A
period 2000-12-31
PHONETEL TECHNOLOGIES INC
filed 2001-04-30
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-K/A-1

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     OHIO                                                           34-1462198
                     ----                                                           ----------
         (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO                 44114-1195
-------------------------------------------------------------------                 -----------
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

         TITLE OF EACH CLASS
         -------------------
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

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 27, 2001 was 10,189,684.

                       Documents Incorporated by Reference
                                      None

TABLE OF CONTENTS
-----------------

The undersigned registrant hereby amends the following items of its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as set forth in the pages attached hereto.

         COVER PAGE..............................................................................PAGE 1


         PART III

                  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...................PAGE 3

                  ITEM 11. EXECUTIVE COMPENSATION ...............................................PAGE 4

                  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT .................................................PAGE 8

                  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................PAGE 10

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The table below sets forth the names and ages of the Directors of the Company as of March 31, 2001 and their positions, offices and business experience during the past five years.

NAME AND AGE                                     TENURE AS DIRECTOR AND POSITIONS, OFFICES AND BUSINESS
------------                                     ------------------------------------------------------
                                                 EXPERIENCE DURING LAST FIVE YEARS
                                                 ---------------------------------
John D. Chichester, Age 52                       Served as a Director of the Company since November 1999. Served as
                                                 President and Chief Executive Officer of the Company since March 1999.
                                                 Prior to joining the Company, Mr. Chichester served as a director and
                                                 Executive Vice President of Urban Telecommunications, Inc. and continues to serve in that capacity. From 1970 to 1992, Mr. Chichester held various positions with the Public Communications Department of NYNEX including Director of Operations where he directed that company's payphone operations.

Eugene I. Davis, Age 46                          Served as a Director of the Company since November 1999. Mr. Davis has been Chairman and Chief Executive Officer of Pirinate Consulting Group,
                                                 L.L.C., a consulting firm, from 1999 to present. From 1998 to 1999, he was Chief Operating Officer of Totaltel USA Communications, a company engaged in the telecommunications business. From 1992 until 1997, Mr.
                                                 Davis was President and Vice-Chairman, Emerson Radio Corporation, a
                                                 company engaged in the electronics business. From 1996 to 1997, Mr.
                                                 Davis was Chief Executive Officer and Vice-Chairman of Sport Supply
                                                 Group, a company engaged in the sporting goods industry. Mr. Davis is a director of Murdock Communications Corporation, Coho Energy, Inc.,
                                                 Tipperary Corporation and Eagle Geophysical, Inc.

Peter G. Graf, Age 63                            Served as a Director of the Company since July 1995. Mr. Graf also served as Chairman of the Company from July 1995 to November 1999, and served as Chief Executive Officer from July 1995 to March 1999. Mr. Graf is licensed as an attorney and certified public accountant and serves as an officer and/or director of various privately-held companies and as the
                                                 Managing Partner of Graf, Repetti & Company, an accounting firm.

Bruce Ferguson, Age 44                           Served as a Director of the Company since January 2001. Served as a Senior Vice
                                                 President of Pacholder Associates, Inc., an investment management company, since
                                                 1999. Served as a Managing Director of Marshall Financial Group, Inc.,
                                                 ("Marshall Financial") from 1991 to 1998. Marshall Financial acquired a number of businesses and provided acquisition and management services to those businesses.
                                                 Mr. Ferguson acted as an officer, director or consultant to most of the companies in which Marshall Financial had an interest.

Kevin Schottlaender, Age 41                      Served as a Director of the Company  since November 1999. Mr.
                                                 Schottlaender has been President, Director and Chief Executive Officer of
                                                 Global Interactive Communications Corp., a telecommunications company serving the multi-family  housing industry, from December 1998 to present. From June 1996 to December 1998, he was President, Director and
                                                 Chief Executive Officer of Interactive Cable Systems, a
                                                 telecommunications company serving the multi-family housing industry.
                                                 From June 1994 to June 1996, Mr. Schottlaender was President-FMS and
                                                 Senior Vice President-Technology of Shared Technologies Fairchild, Inc.,
                                                 a company serving the shared tenant services industry.

EXECUTIVE OFFICERS

The table below sets forth the names and ages of the executive officers of the Company as of March 31, 2001 and their positions and business experience during the past five years.

NAME AND AGE                                     POSITIONS, OFFICES AND BUSINESS EXPERIENCE
------------                                     ------------------------------------------
                                                 DURING LAST FIVE YEARS
                                                 ----------------------
John D. Chichester, Age 52                       For a description of the positions, offices and business
                                                 experience of Mr. Chichester, see "Directors", above.


Richard P. Kebert, Age 54                        Served as Chief Financial Officer and Treasurer of the Company
                                                 since September 1996 and Secretary of the Company since March
                                                 2000. Prior to joining the Company, Mr. Kebert was an
                                                 independent consultant. From 1994 to 1996, he was Vice
                                                 President-Finance and Administration of Acordia of Cleveland,
                                                 Inc. For 12 years prior thereto, Mr. Kebert held several senior management positions with Mr. Coffee, inc., including Vice
                                                 President of Administration and Secretary. Mr. Kebert is a
                                                 certified public accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to the rules of the Securities Exchange Act of 1934 (the "Act"), the Company is obligated to identify each person who, at any time during the fiscal year, was a director, officer and/or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to
Section 12 of the Act, or any other person subject to Section 16 of the Act with respect to the Company (a "Reporting Person") that failed to file on a timely basis, as disclosed in the Forms (as defined below), reports required by Section 16(a) of the Act during the fiscal year ended December 31, 2000, or prior fiscal years.

         The Company has, therefore, reviewed the following reports of Reporting Persons received on or before March 31, 2001: Form 3--Initial Statement of Beneficial Ownership of Securities and Form 4--Statement of Changes in Beneficial Ownership, and amendments thereto, furnished to the Company during the fiscal year ended December 31, 2000, and Form 5--Annual Statement of Changes in Beneficial Ownership, and amendments thereto, furnished to the Company with respect to the fiscal year ended December 31, 2000 (collectively, the "Forms"). Based on this review, the Company believes that all Reporting Persons timely filed all Forms required to be filed with respect to the year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation for services rendered during the three-year period ended December 31, 2000 paid to the Company's Chief Executive Officer and to the Company's other executive officer who was serving as an executive officer at December 31, 2000 and whose total salary and bonus for fiscal 2000 exceeded $100,000 (together, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                             --------------------------------------    --------------------------------------
                                                                                AWARDS               PAYOUTS
                                                                       -------------------------    ---------
                                                                                      SECURITIES
                                                                        RESTRICTED    UNDERLYING    LONG-TERM   ALL OTHER
     NAME AND                                          OTHER ANNUAL       STOCK        OPTIONS/     INCENTIVE    COMPEN-
    PRINCIPAL                  SALARY       BONUS      COMPENSATION      AWARD(S)        SARS        PAYOUTS      SATION
     POSITION       YEAR         ($)         ($)            ($)            ($)            (#)          ($)         ($)
---------------------------------------------------------------------------------------------------------------------------

     John D.         2000   $343,269     $75,000            ___            ___        125,000(b)       ___         ___
   Chichester,       1999    231,250(a)   ___               ___            ___            ___          ___         ___
    Director,        1998        ___      ___               ___            ___            ___          ___         ___
  President and
 Chief Executive
     Officer



Richard P. Kebert,   2000    144,039      11,875            ___            ___         30,000(c)       ___         ___
 Chief Financial     1999    120,000      15,000            ___            ___            ___          ___         ___
     Officer,        1998    124,615      57,500            ___            ___            ___          ___         ___
  Treasurer and
    Secretary

(a) Represents salary received by Mr. Chichester from March 30, 1999, the date of his employment, to December 31, 1999.

(b) Of these stock options, 50,000 were granted on April 1, 2000 under the PhoneTel Technologies, Inc. 1999 Management Incentive Plan (the "1999 Plan") and vest in equal thirds on April 1, 2001, 2002 and 2003 and 75,000 options were granted not under the 1999 Plan on May 23, 2000 and were vested immediately upon grant.

(c) These stock options were granted on March 9, 2000 under the 1999 Plan. The stock options vest in equal thirds on March 9, 2001, 2002 and 2003.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         Effective April 1, 2000, the Company entered into an Employment Agreement (the "Agreement") with John D. Chichester. The Agreement provides that he will be President and Chief Executive Officer of the Company and has a term of two years from April 1, 2000 ("Initial Term") that may be extended for an additional one-year period (collectively, the "Extended Term"). Under the Agreement, Mr. Chichester is to receive an annual base salary of not less than $350,000, subject to an increase of 4% per annum, health and welfare benefits and the opportunity to earn an annual cash incentive bonus based upon the annual financial performance of the Company (the "Annual Bonus"). In addition, Mr. Chichester was granted under the Agreement stock options to purchase 50,000 shares of Common Stock under the 1999 Plan. The stock options vest 16,667 on April 1, 2001; 16,667 on April 1, 2002 and the remaining balance on April 1, 2003.

         The target Annual Bonus for the first year of the Initial Term of the Agreement shall be $90,000, and the percentage earned shall depend upon the "achievement percentage" represented as the actual annual EBITDA performance of the Company divided by the Company's projected EBITDA performance for the subject year as defined in the Agreement. Under the formula, Mr. Chichester can earn the following "bonus opportunity percentage" of his target Annual Bonus amount with respect to a fiscal year during which the Annual Bonus is in effect.

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

The target Annual Bonus amount for the second year of the Initial Term of the contract would be $100,000, and during any Extended Term the target Annual Bonus amount would be $110,000. Notwithstanding that the foregoing formula would have resulted in no bonus for 2000, the Compensation Committee of the Company's Board of Directors elected to award Mr. Chichester a discretionary bonus of $50,000 for 2000 to be paid in installments during 2001.

         The Agreement may be terminated by the Company in the event of Mr. Chichester's death, disability, for cause or without cause. In the event the Agreement is terminated by the Company without cause during the Initial Term, Mr. Chichester shall be entitled to the following: (i) immediate vesting of all unvested stock incentive options previously granted, (ii) a severance payment ("Severance Payment") equal to the sum of (A) salary for remaining months in the Initial Term and (B) $7,500 for each calendar month then remaining in the Initial Term for which Mr. Chichester has not yet qualified or been paid the Annual Bonus. The amount of the Severance Payment shall additionally be increased by a factor of 25% to account for loss of benefits. A Severance Payment calculated on a similar basis would be in effect with respect to termination without cause during the Extended Term.

         In addition, Mr. Chichester may elect to terminate the Agreement at any time upon 60 days written notice or upon 30 days written notice upon the occurrence of a "Trigger Event," as defined in the Agreement. A Trigger Event shall be deemed to occur if (i) the Company is merged or consolidated into another entity not affiliated with the Company, (ii) all or substantially all the assets of the Company are sold to another entity that is not affiliated with the Company, or (iii) any person, with the exception of an affiliate existing as of the date of the Agreement, becomes a beneficial owner of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities entitled to vote generally in the election of directors, other than by means of a public offering. In the event a Trigger Event occurs, Mr. Chichester would be entitled to the Severance Payment calculated in the manner required by a termination of his employment by the Company without cause. Mr. Chichester would not be entitled to such payment if he has been advised by the Company, or its successor, that subsequent to the Trigger Event he is to be retained for the remainder of the Initial Term or Extended Term of the Agreement, subject to the terms and conditions thereof, and that he will perform substantially the same functions as those that he performed prior to the Trigger Event; provided, however, that Mr. Chichester shall not be required to relocate his primary residence to another location.

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

STOCK OPTIONS

         The following table contains information concerning the grant of stock options under the 1999 Plan to the Named Executive Officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                    Number of     Percentage of                                            Potential Realizable Value at
                   Securities    Total Options/                   Market                    Assumed Rates of Stock Price
                   Underlying    SARs Granted to     Exercise     Price on                  Appreciated for Option Term
                    Options/       Employees in      or Base      Date of     Expiration   ------------------------------
 Name             SARs Granted     Fiscal Year        Price        Grant         Date         0%         5%         10%
 ----             ------------     -----------        -----        -----         ----         --         --         ---

 John D.             50,000           15.7%           $1.16        $1.16       3/31/05         --      $16,024    $35,410
 Chichester          75,000           23.6%            0.01        0.375       5/22/03      $27,375     31,808     36,684
                     ------                                                                 -------     ------     ------
                    125,000           39.3%                                                  27,375     47,832     72,094

 Richard P.          30,000            9.4%            1.56        1.56         3/8/05          --      12,930     28,572
 Kebert


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                      Number of Securities
                                                                     Underlying Unexercised        Value of Unexercised
                                                                     Options/SARs at Fiscal       In-the-Money Options at
                                                                            Year End                     Year End

                                   Shares
                                Acquired on             Value             Exercisable/                 Exercisable/
          Name                    Exercise            Realized            Unexercisable                Unexercisable
          ----                    --------            --------            -------------                -------------
 John D. Chichester                  --                  --                   75,000                      $13,313
                                                                              50,000                        --

 Richard P. Kebert                   --                  --                    --                           --
                                                                              30,000                        --



COMPENSATION OF DIRECTORS

         The Company's Amended and Restated Code of Regulations provides that the Board of Directors may compensate Directors for serving on the Board and reimburse them for any expenses incurred as a result of Board meetings. From January 1, 2000 to December 31, 2000 each non-employee Director received quarterly cash compensation payments of $5,000, other than the Chairman of the Board, who received quarterly cash compensation payments of $6,000. The Board also authorized the issuance of 20,000 options to purchase Common Stock of the Company to each non-employee Director, with an additional issuance of 5,000 options to the Chairman of the Board. On December 27, 1999, the Company granted such options to the non-employee Directors as additional compensation for services to be rendered during the 1999-2000 service year. Such options vested on the date of grant, were exercisable immediately at an exercise price of $1.14 per share and have a term of three (3) years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock owned by each Director of the Company, each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, the Named Executive Officers and all Directors and officers as a group as of April 1, 2001. Unless otherwise indicated, the number of shares of Common Stock owned by the named shareholders assumes the exercise of the warrants or options that are exercisable within 60 days, the number of which is separately referred to in a footnote, and the percentage shown assumes the exercise of such warrants or options and assumes that no warrants or options held by others are exercised. This information is based upon information furnished by such persons, statements filed with the Commission or other information known to the Company.

                   NAME OF BENEFICIAL OWNER                       NUMBER OF SHARES                  PERCENTAGE
                 (AND ADDRESS OF FIVE PERCENT                     OF COMMON STOCK                       OF
                      BENEFICIAL OWNER)                          BENEFICIALLY OWNED                   CLASS

                          DIRECTORS
                          ---------

                    John D. Chichester (a)                             91,667                           *
                   Director, President and
                   Chief Executive Officer

                      Eugene I. Davis(b)                               20,000                           *
                           Director

                      Bruce Ferguson(c)                               505,400                         4.96%
                           Director

                      Peter G. Graf (d)                               382,512                         3.68%
                           Director

                    Kevin Schottlaender(b)                             20,000                           *
                           Director

                   NAMED EXECUTIVE OFFICERS
                   ------------------------


                    Richard P. Kebert (a)                              10,000                           *
             Chief Financial Officer, Treasurer,
                        and Secretary


             Executive Officers and Directors (e)                    1,029,579                        9.77%
                    As a group (6 persons)

                   NAME OF BENEFICIAL OWNER                       NUMBER OF SHARES                  PERCENTAGE
                 (AND ADDRESS OF FIVE PERCENT                     OF COMMON STOCK                       OF
                      BENEFICIAL OWNER)                          BENEFICIALLY OWNED                   CLASS
----------------------------------------------------------------------------------------------------------------------------
                FIVE PERCENT BENEFICIAL OWNERS
                ------------------------------


          American Express Financial Corporation (f)                 3,325,380                        32.63%
                         IDS Tower 10
                     30th Floor, Unit 273
                    Minneapolis, MN 55402

                      Bankers Trust (g)
                   One Bankers Trust Plaza                            732,000                         7.18%
                      130 Liberty Street
                      New York, NY 10006

                 Leucadia National Corp. (h)
                    315 Park Avenue South                             722,000                         7.09%
                      New York, NY 10010

                 CIBC World Markets Corp. (i)
                     425 Lexington Avenue                             608,000                         5.97%
                      New York, NY 10017

                   Lutheran Brotherhood (j)
                   625 Fourth Avenue South                            532,000                         5.22%
                    Minneapolis, MN 55415

                        Paul Graf (k)
                 1114 Avenue of the Americas                          820,000                         8.05%
                      New York, NY 10036

------------

*        Less than 1.0%
(a)      These represent vested stock options.
(b) Includes options to purchase 20,000 shares of Common Stock through December 26, 2002.
(c) Mr. Ferguson is an officer of Pacholder Associates, Inc., which manages a limited partnership and a closed-end mutual fund, which entities collectively own 362,900 shares of Common Stock. He is also a member of a limited liability company that serves as the general partner of a limited partnership that owns 142,500 shares of Common Stock. Mr. Ferguson disclaims beneficial ownership of these shares.
(d) Includes warrants to purchase 187,242 shares of Common Stock through November 17, 2002, options to purchase 20,000 shares of Common Stock through December 26, 2002 and beneficial ownership of 100,000 shares held by Mr. Graf's wife. Mr. Graf disclaims beneficial ownership of shares held by his son, Paul Graf.
(e) Includes beneficial ownership of Common Stock described above with respect to Messrs. Chichester, Davis, Ferguson, Graf, Schottlaender and Kebert.
(f) The information regarding this holder is as of December 29, 2000 and was obtained directly from the holder. Reflects beneficial ownership of American Express Financial Corporation and affiliated entities.
(g) Based on the records of the Company regarding entitlement of holder to issuance of shares of Common Stock effective November 17, 1999, in connection with the Prepackaged Plan of Reorganization.
(h) This information is as of February 28, 2001 and was obtained directly from the holder.
(i) This information is as of April 24, 2001 and was obtained directly from the holder.
(j) This information is as of April 11, 2001 and was obtained directly from the holder. Reflects beneficial ownership of Lutheran Brotherhood High Yield Fund of 212,800 shares and LB Series Fund, Inc. of 319,200 shares.
(k) This information is as of April 1, 2001 and was obtained directly from the holder. Paul Graf is the son of Peter Graf, a Director of the Company, and disclaims beneficial ownership of shares of Common Stock beneficially owned by his father.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Chichester, the Company's President and Chief Executive Officer, is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the year ended December 31, 2000, the Company earned revenue of $81,378 from various telecommunications contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PHONETEL TECHNOLOGIES, INC.



April 30, 2001                       By: /s/ John D. Chichester
                                        --------------------------------------
                                         John D. Chichester,
                                         President and Chief Executive Officer