Form 10-Q
period 2001-03-31
PHONETEL TECHNOLOGIES INC
filed 2001-05-15
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

               FOR THE TRANSITION PERIOD FROM ______ TO _____.

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

Yes  X No   __
    --

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X  No __
    -


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 4, 2001, 10,189,684 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                  PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                      INDEX


                                                                                                           Page No.

PART I.      FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Consolidated Balance Sheets as of December 31, 2000
                                 and March 31, 2001...............................................................3

                             Consolidated Statements of Operations for the Three
                                 Months Ended March 31, 2000 and 2001.............................................4

                             Consolidated Statements of Cash Flows for the Three
                                 Months Ended March 31, 2000 and 2001.............................................5

                             Notes to Consolidated Financial Statements...........................................6

                  Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations.....................................9

                  Item 3.    Quantitative and Qualitative Disclosures about
                                Market Risk......................................................................14

PART II.     OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K....................................................14



Signatures.......................................................................................................15


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                     (UNAUDITED)
                                                                                          DECEMBER 31                  MARCH 31
                                                                                             2000                        2001
                                                                                        ----------------           ----------------

ASSETS
      Current assets:
           Cash                                                                                  $4,425                     $4,179
           Accounts receivable, net of allowance for doubtful accounts
               of $84 and $239, respectively                                                      7,632                      7,219
           Other current assets                                                                   1,294                      1,533
                                                                                        ----------------           ----------------
                    Total current assets                                                         13,351                     12,931

      Property and equipment, net                                                                18,858                     17,792
      Intangible assets, net                                                                     48,374                     45,691
      Other assets                                                                                  606                        617
                                                                                        ----------------           ----------------
                                                                                                $81,189                    $77,031
                                                                                        ================           ================

LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
           Current portion of long-term debt                                                    $51,647                    $53,554
           Accounts payable                                                                       6,792                      7,493
           Accrued expenses:
               Location commissions                                                               2,702                      2,270
               Line and transmission charges                                                      1,865                      2,568
               Personal property and sales tax                                                    2,753                      1,933
               Other                                                                              1,937                      1,924
                                                                                        ----------------           ----------------
                    Total current liabilities                                                    67,696                     69,742

      Long-term debt and other liabilities                                                        1,062                      1,075
      Commitments and contingencies                                                                   -                          -
                                                                                        ----------------           ----------------
                    Total liabilities                                                            68,758                     70,817
                                                                                        ----------------           ----------------

      Shareholders' equity :
           Common Stock - $0.01 par value; 45,000,000 shares
               authorized, 10,189,684 shares issued and outstanding                                 102                        102
           Additional paid-in capital                                                            63,429                     63,429
           Accumulated deficit                                                                  (51,100)                   (57,317)
                                                                                        ----------------           ----------------
                    Total shareholders' equity                                                   12,431                      6,214
                                                                                        ----------------           ----------------
                                                                                                $81,189                    $77,031
                                                                                        ================           ================



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------


                                                               THREE MONTHS ENDED MARCH 31
                                                            -----------------------------------
                                                               2000                      2001
                                                            ----------               ----------
REVENUES:
      Coin calls                                                $8,342                   $6,716
      Non-coin telecommunication services                        6,101                    4,499
      Other                                                        106                      141
                                                            ----------               ----------
                                                                14,549                   11,356
                                                            ----------               ----------

OPERATING EXPENSES:
      Line and transmission charges                              3,655                    4,362
      Location commissions                                       2,169                    1,597
      Field operations                                           4,522                    3,328
      Selling, general and administrative                        2,693                    2,052
      Depreciation and amortization                              4,382                    3,418
      Other unusual charges and contractual settlements             66                      110
                                                            ----------               ----------
                                                                17,487                   14,867
                                                            ----------               ----------

Loss from operations                                            (2,938)                  (3,511)

OTHER INCOME (EXPENSE):
      Interest expense                                          (2,631)                  (2,744)
      Interest and other income                                     77                       38
                                                            ----------               ----------
                                                                (2,554)                  (2,706)
                                                            ----------               ----------
NET LOSS                                                       ($5,492)                 ($6,217)
                                                            ==========               ==========


NET LOSS PER COMMON SHARE, BASIC AND DILUTED                    ($0.54)                  ($0.61)
                                                            ==========               ==========

Weighted average number of shares, basic and diluted        10,188,630               10,189,684
                                                            ==========               ==========




   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                              --------------------------------------
                                                                                                   2000                  2001
                                                                                              ----------------      ----------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net loss                                                                                        ($5,492)              ($6,217)
      Adjustments to reconcile net loss to net cash flow from operating activities:
           Depreciation and amortization                                                                4,382                 3,418
           Provision for uncollectible accounts receivable                                                221                   155
           Non-cash interest expense                                                                    1,230                 2,738
           Gain on disposal of assets                                                                     (43)                  (14)
           Changes in current assets                                                                     (752)                   19
           Changes in current liabilities, excluding reclassification of long-term debt                  (278)                  139
                                                                                              ----------------      ----------------
                                                                                                         (732)                  238
                                                                                              ----------------      ----------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Purchases of property and equipment                                                                (260)                 (173)
      Proceeds from sale of assets                                                                         43                    14
      Acquisition of intangible assets                                                                   (118)                 (277)
      Other deferred charges                                                                              (18)                  (11)
                                                                                              ----------------      ----------------
                                                                                                         (353)                 (447)
                                                                                              ----------------      ----------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Principal payments on borrowings                                                                     (3)                   (2)
      Debt financing costs                                                                               (116)                  (35)
                                                                                              ----------------      ----------------
                                                                                                         (119)                  (37)
                                                                                              ----------------      ----------------

Decrease in cash                                                                                       (1,204)                 (246)
Cash, beginning of period                                                                               5,700                 4,425
                                                                                              ----------------      ----------------
Cash, end of period                                                                                    $4,496                $4,179
                                                                                              ================      ================


SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                                                                  $1,383                  $515
                                                                                              ================      ================

NON-CASH TRANSACTIONS:
      Deferred financing costs                                                                           $690                  $345
                                                                                              ================      ================





   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 2001
(IN THOUSANDS OF DOLLARS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE, SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company was unable to continue as a going concern.

     Certain amounts relating to 2000 have been reclassified to conform to the current quarter presentation. The reclassifications have had no impact on total assets, shareholders' equity or net loss as previously reported.



2. FINANCIAL CONDITION

         The Company's working capital deficiency, excluding the current portion of long-term debt, increased from $2,698 at December 31, 2000 to $3,257 at March 31, 2001, which represents a decrease in working capital of $559. Although the Company's cash provided by (used in) operating activities increased from ($732) for the three months ended March 31, 2000 to $238 for the three months ended March 31, 2001, this increase was primarily due to the capitalization of certain interest payments described below. In addition, the Company has incurred continuing operating losses. The Company was not in compliance with certain financial covenants under its Exit Financing Agreement at December 31, 2000 and March 31, 2001 and presently has no additional credit available thereunder. In addition, the Company has not made the monthly scheduled interest payments from February 1 through May 1, 2001 nor the principal payment relating to the deferred line fee that was originally due on November 17, 2000. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived the default relating to the Company's inability to comply with certain financial covenants at December 31, 2000 through March 31, 2001 and have deferred or extended the due dates of the payments described above. In the event the Company is unable to remain in compliance with the Exit Financing Agreement and the lenders do not waive such defaults, the outstanding balance could become immediately due and payable.

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

3. ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

     A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any interexchange carrier ("IXC") other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-call rate in effect pursuant to orders issued by the FCC under section 276 of the Telecommunications Act of 1996 ("Section 276") and the estimated number of dial-around calls per pay telephone per month. During the first three quarters of 2000, the Company recorded revenue from dial-around compensation based upon the current rate of $0.24 per call and 131 monthly calls per phone, which was the monthly average compensable calls used by the FCC in initially determining the amount of dial-around compensation to which payphone service providers ("PSP") were entitled. In the fourth quarter of 2000, the Company recorded a bad debt expense of $4,429 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000. The Company also began reporting revenues from dial-around compensation based on $0.24 per call and the Company's current estimate of the average monthly compensable calls per phone, which more closely reflects the Company's historical collection experience and expected future developments.

     At December 31, 2000 and March 31, 2001, accounts receivable included $6,561 and $6,211, respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized. For the three months ended March 31, 2000 and 2001, revenues from non-coin telecommunications services included $3,478 and $2,822, respectively, for dial-around compensation.

     On April 5, 2001, the FCC issued an order which requires the first switched-based IXC to pay dial-around compensation on coinless calls transferred to resellers that utilize the IXC's network. Previously, IXCs were not required to pay dial-around compensation on such calls and were not required to disclose the identity of resellers responsible for payment. The Company expects this FCC order to improve its ability to identify and collect amounts relating to dial-around calls that would otherwise become uncollectible.

4. LONG-TERM DEBT

         Long-term debt at December 31, 2000 and March 31, 2001 consisted of the following:

                                                                                 December 31          March 31
                                                                                    2000                2001
                                                                              ----------------    -------------
        Exit Financing Agreement, contractually due January 1, 2002 with interest payable monthly at 3% above
             the base rate (11% at March 31, 2001)                            $         51,611    $       53,520
        Note Payable-Warrant Put Obligation                                              1,062             1,075
        Other notes payable                                                                 36                34
                                                                              ----------------    --------------
                                                                                        52,709            54,629
        Less current maturities                                                        (51,647)          (53,554)
                                                                              ----------------     --------------
                                                                              $          1,062    $        1,075
                                                                              ================    ==============

EXIT FINANCING AGREEMENT

         In connection with the Company's prepackaged plan of reorganization (the "Prepackaged Plan"), which was consummated on November 17, 1999, the Company emerged from its Chapter 11 proceeding and executed an agreement with Foothill Capital Corporation ("Foothill") for post reorganization financing ("Exit Financing Agreement"). The Exit Financing Agreement provided for a $46,000 revolving credit commitment (the "Maximum Amount"), excluding interest and fees capitalized as part of the principal balance. The Exit Financing Agreement is secured by substantially all of the assets of the Company and was originally scheduled to mature on November 16, 2001.

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

         At December 31, 2000 and March 31, 2001, the Company was not in compliance with certain financial covenants under the Exit Financing Agreement. In addition, the Company has not paid the monthly interest payments that were originally due on February 1 through May 1, 2001, nor the deferred line fee that was originally due on November 17, 2000. Effective November 13, 2000 and February 1, March 1, April 1 and May 1, 2001, the Company executed amendments to the Exit Financing Agreement (the "Amendments") which extended the due date of the deferred line fee and the maturity date of the Exit Financing Agreement to January 1, 2002. The amendments also provide for the capitalization of interest that was originally due on February 1 through May 1, 2001 as part of the principal balance and waives the defaults as of December 31, 2000 through March 31, 2001 resulting from the Company's inability to comply with certain financial covenants. Although the lenders have waived the defaults by the Company through March 31, 2001, there can be no assurances that the Company will be able to pay the principal balance or the monthly interest as such amounts become due or comply with all financial covenants through the remainder of 2001. If a default occurs with respect to the Company's Exit Financing Agreement subsequent to March 31, 2001, this obligation, at the option of the lenders, could become immediately due and payable. Accordingly, the Company classified the amounts due under the Exit Financing Agreement as a current liability at December 31, 2000 and March 31, 2001.

NOTE PAYABLE-WARRANT PUT OBLIGATION

         On October 18, 1999, in connection with the Prepackaged Plan, the Company reached an agreement with a former lender to settle a claim for the purported exercise of a put right relating to warrants to purchase shares of Series A Special Convertible Preferred Stock ("Series A Preferred"). The Series A Preferred was convertible into Common Stock. The claim was settled for $1,000 in the form of a note payable, subject to certain reductions for early payment, together with deferred interest at 5% per annum, in five years. In addition, the former lender agreed to forfeit its shares of new Common Stock and warrants to purchase new Common Stock which were issued pursuant to the Prepackaged Plan and immediately canceled.

         The note is secured by substantially all of the assets of the Company and is subordinate in right of payment to the Company's Exit Financing Agreement. The note contains a cross default provision which permits the holder to declare the note immediately due and payable if payment of amounts due under the Exit Financing Agreement is accelerated as a result of default.

5. SHAREHOLDERS' EQUITY

         On March 9, 2000, pursuant to the 1999 Management Incentive Plan (the "1999 Plan"), the Company granted options to purchase 193,000 shares of Common Stock to certain management employees at an exercise price of $1.56 per share. On April 1, 2000, options to purchase an additional 50,000 shares at an exercise price of $1.16 per share were granted to an officer of the Company pursuant to the 1999 Plan. No compensation expense was recognized because the exercise prices of these options were equal to the market value of the Company's shares on the respective dates of grant. Such options vest equally over a three-year period beginning one year from the date of grant and expire after five years.

         On May 23, 2000, the Company granted options to purchase 75,000 shares of Common Stock to an officer of the Company pursuant to an employment agreement. Such options vest immediately, have an exercise price of $0.01 per share, and expire three years after the date of grant. The Company recorded $28 of compensation expense under the intrinsic value method of accounting relating to these options.

         On July 18, 2000, the shareholders approved an amendment to the Amended and Restated Articles of Incorporation to increase the total authorized capital stock of the Company to 45,000,000 shares of Common Stock.

6. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (IN THOUSANDS OF DOLLARS EXCEPT FOR PUBLIC PAY TELEPHONES, PER CALL,
         SHARE AND PER SHARE AMOUNTS)



         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements, other than historical facts, contained in this Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 2001 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, increased use of wireless communications, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; (iii) impairment of the Company's liquidity arising from the possible refusal by the Company's lenders to grant additional advances or waive potential future defaults under the Company's debt agreement; and (iv) changes in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

         OVERVIEW

         During 2000 and 2001, the Company implemented several profit improvement initiatives. The Company has been able to obtain lower local access line charges through negotiations and promotional programs with certain of its incumbent local exchange carriers ("LECs") or by utilizing competitive LECs ("CLECs"). In 2000, the Company entered into agreements with new operator service providers ("OSPs") to obtain an improvement in rates for operator service revenues and long distance line charges. The Company reduced the number of field operations personnel and related costs, abandoned location contracts relating to approximately 3,400 unprofitable phones and closed six district operations facilities to reduce costs. The Company also reduced the number of administrative and sales personnel and eliminated or reduced certain non-essential expenses. The Company believes these measures have and will continue to have a positive impact on the results of its operations.

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues
--------

         Revenues decreased by $3,193 or 21.9%, from $14,549 for the first three months of 2000 to $11,356 for the first three months of 2001. This decrease is primarily due to the decrease in the average number of installed pay telephones and a decline in call volume as discussed below. The average number of installed pay telephones decreased from 36,851 for the three months ended March 31, 2000 to 35,062 for the three months ended March 31, 2001, a decrease of 1,789 or 4.9%, principally due to the timing of expiring location contracts, the competition for payphone locations in the marketplace and the abandonment of location contracts relating to approximately 3,400 pay telephones in last half of 2000.

         Revenues from coin calls decreased by $1,626 or 19.5%, from $8,342 for the three months ended March 31, 2000 to $6,716 for the three months ended March 31, 2001. The decrease is due in part to the decrease in the average number of installed pay telephones in the first quarter of 2001 compared to the first quarter of 2000. In addition, long distance and local call volumes and related coin revenues have been adversely affected by the growth of wireless communication services, which serve as an increasingly competitive alternative to payphone usage. To a lesser extent, coin revenue has declined due to the use of prepaid calling cards and other types of dial-around calls.

         Revenues from non-coin telecommunication services decreased by $1,602 or 26.3%, from $6,101 for the three months ended March 31, 2000 to $4,499 for the three months ended March 31, 2001. Of this decrease, long distance revenues from operator service providers decreased by $946 or 36.1%. This decrease is a result of the decreases in the average number of pay telephones and the reduction in operator service revenues caused by the continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. In addition, revenues from dial-around compensation decreased by $656 or 18.9%, from $3,478 in the first quarter of 2000 to $2,822 in the first quarter of 2001, due to the reduction in the average number of pay telephones and a reduction in the estimated number of dial-around calls used to record revenues in the first quarter of 2001.

         On April 5, 2001, the FCC issued an order which requires the first switched-based IXC to pay dial-around compensation on coinless calls transferred to resellers that utilize the IXC's network. Previously, IXCs were not required to pay dial-around compensation on such calls and were not required to disclose the identity of resellers responsible for payment. The Company expects this FCC order to improve its ability to identify and collect amounts relating to dial-around calls that would otherwise become uncollectible.

         Other revenues increased $35 from $106 for the three months ended March 31, 2000 to $141 for the three months ended March 31, 2001. This increase was primarily the result of an increase in payphone service revenue relating to services provided to third parties.

Operating Expenses.
-------------------

         Total operating expenses decreased $2,620, or 15.0%, from $17,487 for the three months ended March 31, 2000 to $14,867 for the three months ended March 31, 2001. The decrease was due to a reduction in substantially all expense categories, due in part to the decrease in the average number of installed pay telephones and a decrease in personnel and other costs in the first quarter of 2001 compared to the first quarter of 2000.

         Line and transmission charges increased $707, or 19.3%, from $3,655 for the three months ended March 31, 2000 to $4,362 for the three months ended March 31, 2001. Line and transmission charges represented 25.1% of total revenues for the three months ended March 31, 2000 and 38.4% of total revenues for the three months ended March 31, 2001, an increase of 13.3%. The dollar and percentage increases were primarily due to the recovery of approximately $837 of prior years' sales and excise taxes charged by LECs and $157 of cost-based rate reductions ordered by a state regulator during the first quarter of 2000, offset in part by the effect of the decrease in the average number of pay telephones in the first quarter of 2001.

         Location commissions decreased $572, or 26.4%, from $2,169 for the three months ended March 31, 2000 to $1,597 for the three months ended March 31, 2001. Location commissions represented 14.9% of total revenues for the three months ended March 31, 2000 and 14.1% of total revenues for the three months ended March 31, 2001, a decrease of 0.8%. The dollar and percentage decreases are due to the reduction in revenues in the first quarter of 2001 compared to 2000 and the use of lower commission accrual rates in the first quarter of 2001.

         Field operations expenses (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones) decreased $1,194, or 26.4%, from $4,522 for the three months ended March 31, 2000 to $3,328 for the three months ended March 31, 2001. Field operations expenses represented 31.1% of total revenues for the three months ended March 31, 2000 and 29.3% of total revenues for the three months ended March 31, 2001. The dollar and percentage decreases in the first quarter of 2001 were primarily due to a credit to expense of $802 recorded in the first quarter of 2001 relating to the settlement of a prior year state sales tax assessment charged to expense in prior periods and to lower salaries and wages resulting from a reduction in the number of personnel.

         Selling, general and administrative ("SG&A") expenses decreased $641, or 23.8%, from $2,693 for the three months ended March 31, 2000 to $2,052 for the three months ended March 31, 2001. SG&A expenses represented 18.5% of total revenues for the three months ended March 31, 2000 and 18.1% of total revenues for the three months ended March 31, 2001. The dollar and percentage decreases were primarily due to cost reduction efforts that resulted in decreases in the number of personnel and personnel related expenses, as well as decreases in professional fees, telephone and other SG&A expenses.

         Depreciation and amortization decreased $964, or 22.0%, from $4,382 for the three months ended March 31, 2000 to $3,418 for the three months ended March 31, 2001. Depreciation and amortization represented 30.1% of total revenues for the three months ended March 31, 2000 and 2001. The dollar decrease was primarily due to an $892 reduction in amortization expense in the first quarter of 2001. The reduction in amortization expense was due to a $21,205 write-off of intangible assets relating to losses on asset impairment and the abandonment of payphone location contracts recorded in the last half of 2000.

         Other unusual charges and contractual settlements were $66 in the three months ended March 31, 2000 compared to $110 in the three months ended March 31, 2001 and consisted primarily of legal and professional fees relating to non-routine litigation, contractual matters and employment costs.

Other Income (Expense)
----------------------

         Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $113, or 4.3%, from $2,631 for the three months ended March 31, 2000 to $2,744 for the three months ended March 31, 2001. Interest expense represented 18.1% of total revenues for the three months ended March 31, 2000 and 24.2% of total revenues for the three months ended March 31, 2001, an increase of 6.1%. The dollar increase was due to the increase in the Company's outstanding debt relating to fees and interest added to loan principal pursuant to the Company's Exit Financing Agreement. The increase in interest expense as a percentage of revenue is primarily due to the decrease in revenues compared to the first quarter of 2000. Interest and other income decreased from $77 for the first three months of 2000 to $38 in the first quarter of 2001.

EBITDA from Recurring Operations
--------------------------------

         EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) decreased $1,493, from $1,510 for the three months ended March 31, 2000 to $17 for the three months ended March 31, 2001. EBITDA from recurring operations represented 10.4% of total revenues for the three months ended March 31, 2000 and 0.1% of total revenues for the three months ended March 31, 2001. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation) offset by in part by cost reductions. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities
------------------------------------

         The Company had a working capital deficiency, excluding the current portion of long-term debt, of $3,257 at March 31, 2001 compared to $2,698 at December 31, 2000. This decrease in working capital resulted primarily from a decrease in cash and an increase in accounts payable and accrued expenses. Net cash provided by (used in) operating activities during the three months ended March 31, 2000 and 2001 was ($732) and $238, respectively. The increase in net cash provided by operations in the first quarter 2001 was primarily due to the deferral of certain interest payments relating to the Company's Exit Financing Agreement as discussed below.

Cash Flows from Investing Activities
------------------------------------

         Cash used in investing activities during the three months ended March 31, 2000 and 2001 was $353 and $447, respectively. In the first quarter of 2000 and 2001, cash used in investing activities consisted mainly of purchases of telephones, other property and equipment and expenditures for deferred commissions and signing bonuses relating to payphone location contracts.

Cash Flows from Financing Activities
------------------------------------

         Cash flows used in financing activities during the three months ended March 31, 2000 and 2001 was $119 and $37, respectively. Cash flows used in financing activities during the three months ended March 31, 2000 and 2001 consisted primarily of expenditures for professional fees for the proposed refinancing of the Company's Exit Financing Agreement.

Financial Condition
-------------------

         The Company's working capital deficiency, excluding the current portion of long-term debt increased from $2,698 at December 31, 2000 to $3,257 at March 31, 2001, which represents a decrease in working capital of $559. Although the Company's cash provided by (used in) operating activities increased from ($732) for the three months ended March 31, 2000 to $238 for the three months ended March 31, 2001, this increase was primarily due to the capitalization of certain interest payments described below. In addition, the Company has incurred continuing operating losses. The Company was not in compliance with certain financial covenants under its Exit Financing Agreement at December 31, 2000 and March 31, 2001 and presently has no additional credit available thereunder. In addition, the Company has not made the monthly scheduled interest payments from February 1 through May 1, 2001 nor the principal payment relating to the deferred line fee that was originally due on November 17, 2000. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived the default relating to the Company's inability to comply with certain financial covenants at December 31, 2000 through March 31, 2001 and have deferred or extended the due dates of the payments described above. In the event the Company is unable to remain in compliance with the Exit Financing Agreement and the lenders do not waive such defaults, the outstanding balance could become immediately due and payable.

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

Capital Expenditures
--------------------

         For the three months ended March 31, 2001, the Company had capital expenditures of $173 which were financed by cash flows from operating activities. Capital expenditures are principally for replacement or installation of the Company's public pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at March 31, 2001.

Seasonality
-----------

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company's outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations primarily consist of borrowings and deferred fees under the Company's Exit Financing Agreement aggregating approximately $54 million.

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

         The Company's available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of the Company's cash flows are derived from its operations within the United States and the Company is not subject to market risk associated with changes in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Amendment Number Five to Loan and Security Agreement dated as of
         April 1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.

10.2     Amendment Number Six to loan and Security Agreement dated as of May
         1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHONETEL TECHNOLOGIES, INC.

May 15, 2001                            By: /s/  John D. Chichester
                                        ---------------------------
                                        John D. Chichester
                                        President and Chief Executive Officer

May 15, 2001                            By: /s/ Richard P. Kebert
                                        -------------------------
                                        Richard P. Kebert
                                        Chief Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial Officer and
                                        Accounting Officer)