Form 10-Q
period 2001-06-30
PHONETEL TECHNOLOGIES INC
filed 2001-08-14
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (Mark One)
           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

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



                                 (216) 241-2555
                                  -------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

Yes X  No __
    -


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF AUGUST 8, 2001, 10,189,684 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                   PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                                                           Page No.

PART I.      FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Consolidated Balance Sheets as of December 31, 2000
                                 and June 30, 2001................................................................3

                             Consolidated Statements of Operations for the Six and Three
                                 Months Ended June 30, 2000 and 2001..............................................4

                             Consolidated Statements of Cash Flows for the Six
                                 Months Ended June 30, 2000 and 2001..............................................5

                             Notes to Consolidated Financial Statements...........................................6

                  Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations.....................................11

                  Item 3.    Quantitative and Qualitative Disclosures about
                                Market Risk.......................................................................16

PART II.     OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K.....................................................16



Signatures........................................................................................................17


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                                                     (UNAUDITED)
                                                                                          DECEMBER 31                  JUNE 30
                                                                                             2000                       2001
                                                                                        ----------------           ----------------
Assets
      Current assets:
           Cash                                                                                  $4,425                     $4,534
           Accounts receivable, net of allowance for doubtful accounts
               of $84 and $204, respectively                                                      7,632                      6,439
           Other current assets                                                                   1,294                      1,293
                                                                                        ----------------           ----------------
                    Total current assets                                                         13,351                     12,266

      Property and equipment, net                                                                18,858                     16,736
      Intangible assets, net                                                                     48,374                     37,330
      Other assets                                                                                  606                        668
                                                                                        ----------------           ----------------
                                                                                                $81,189                    $67,000
                                                                                        ================           ================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      Current liabilities:
           Current portion of long-term debt                                                    $51,647                    $56,204
           Accounts payable                                                                       6,792                      8,246
           Accrued expenses:
               Location commissions                                                               2,702                      3,008
               Line and transmission charges                                                      1,865                      1,984
               Personal property and sales tax                                                    2,753                      1,541
               Other                                                                              1,937                      1,500
                                                                                        ----------------           ----------------
                    Total current liabilities                                                    67,696                     72,483

      Long-term debt and other liabilities                                                        1,062                      1,089
      Commitments and contingencies                                                                   -                          -
                                                                                        ----------------           ----------------
                    Total liabilities                                                            68,758                     73,572
                                                                                        ----------------           ----------------

      Shareholders' equity (deficit):
           Common Stock - $0.01 par value; 45,000,000 shares
               authorized, 10,189,684 shares issued and outstanding                                 102                        102
           Additional paid-in capital                                                            63,429                     63,429
           Accumulated deficit                                                                  (51,100)                   (70,103)
                                                                                        ----------------           ----------------
                    Total shareholders' equity (deficit)                                         12,431                     (6,572)
                                                                                        ----------------           ----------------
                                                                                                $81,189                    $67,000
                                                                                        ================           ================



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED JUNE 30             THREE MONTHS ENDED JUNE 30
                                                               --------------------------------       ------------------------------
                                                                    2000               2001              2000               2001
                                                               ------------       ------------       ------------       -----------

REVENUES:
      Coin calls                                                    $16,925            $13,918             $8,583            $7,202
      Non-coin telecommunication services                            12,761              9,330              6,660             4,831
      Other                                                             224                388                118               247
                                                               ------------       ------------       ------------       -----------
                                                                     29,910             23,636             15,361            12,280
                                                               ------------       ------------       ------------       -----------

OPERATING EXPENSES:
      Line and transmission charges                                   7,826              8,699              4,171             4,337
      Location commissions                                            4,349              3,662              2,180             2,065
      Field operations                                                8,977              7,296              4,455             3,968
      Selling, general and administrative                             5,062              4,157              2,369             2,105
      Depreciation and amortization                                   8,753              6,814              4,371             3,396
      Charge relating to location contracts                               -              6,323                  -             6,323
      Other unusual charges and contractual settlements                 110                292                 44               182
                                                               ------------       ------------       ------------       -----------
                                                                     35,077             37,243             17,590            22,376
                                                               ------------       ------------       ------------       -----------

Loss from operations                                                 (5,167)           (13,607)            (2,229)          (10,096)

OTHER INCOME (EXPENSE):                                                                                                           -
      Interest expense                                               (5,381)            (5,511)            (2,750)           (2,767)
      Interest and other income                                         142                115                 65                77
                                                               ------------       ------------       ------------       -----------
                                                                     (5,239)            (5,396)            (2,685)           (2,690)
                                                               ------------       ------------       ------------       -----------
NET LOSS                                                           ($10,406)          ($19,003)           ($4,914)         ($12,786)
                                                              =============       ============        ============       ===========


NET LOSS PER COMMON SHARE, BASIC AND DILUTED                         ($1.02)            ($1.86)            ($0.48)           ($1.25)
                                                              =============       ============        ============       ===========

Weighted average number of shares, basic and diluted             10,188,804          10,189,684         10,188,977        10,189,684
                                                              =============       ============        ============       ===========







   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                    SIX MONTHS ENDED JUNE 30
                                                                                              --------------------------------------
                                                                                                   2000                  2001
                                                                                              ----------------      ----------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net loss                                                                                       ($10,406)             ($19,003)
      Adjustments to reconcile net loss to net cash flow from operating activities:
           Depreciation and amortization                                                                8,753                 6,814
           Charge relating to location contracts                                                            -                 6,323
           Non-cash interest expense                                                                    2,506                 5,472
           Provision for uncollectible accounts receivable                                                357                   120
           Gain on disposal of assets                                                                     (67)                  (40)
           Stock compensation expense                                                                      28                     -
           Changes in current assets                                                                     (468)                1,073
           Changes in current liabilities, excluding reclassification of long-term debt                   (96)                  230
                                                                                              ----------------      ----------------
                                                                                                          607                   989
                                                                                              ----------------      ----------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Purchases of property and equipment                                                                (581)                 (381)
      Proceeds from sale of assets                                                                         68                    76
      Acquisition of intangible assets                                                                   (442)                 (476)
      Other deferred charges                                                                              (39)                  (63)
                                                                                              ----------------      ----------------
                                                                                                         (994)                 (844)
                                                                                              ----------------      ----------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      Principal payments on borrowings                                                                     (4)                  (36)
      Debt financing costs                                                                               (144)                    -
      Other                                                                                                11                     -
                                                                                              ----------------      ----------------
                                                                                                         (137)                  (36)
                                                                                              ----------------      ----------------

Increase (decrease) in cash                                                                              (524)                  109
Cash, beginning of period                                                                               5,700                 4,425
                                                                                              ----------------      ----------------
Cash, end of period                                                                                    $5,176                $4,534
                                                                                              ================      ================


SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                                                                  $2,846                  $548
                                                                                              ================      ================

NON-CASH TRANSACTIONS:
      Deferred financing costs                                                                         $1,380                $1,495
                                                                                              ================      ================




   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE QUARTER ENDED JUNE 30, 2001
(IN THOUSANDS OF DOLLARS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE, SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


2. PROPOSED MERGER WITH DAVEL COMMUNICATIONS, INC.

     On June 13, 2001, PhoneTel Technologies, Inc. ("PhoneTel") announced that it has signed a letter of intent to merge with Davel Communications, Inc. ("Davel') which is headquartered in Tampa, Florida and operates approximately 62,000 payphones in 44 states and the District of Columbia. The letter of intent contemplates the execution of a definitive merger agreement (the "Davel Merger Agreement") and a substantial debt restructuring for each company. In connection with the expected merger, PhoneTel will become a wholly owned subsidiary of Davel. In addition, the two companies have entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger.

     The proposed merger is subject to the execution of a definitive merger agreement, approval by the boards of directors of PhoneTel and Davel, approval by the shareholders and existing senior secured lenders of both companies, and the receipt of material third party and governmental approvals and consents.

     As part of the completion of the merger of the two companies, the senior secured creditors of both Davel and PhoneTel will exchange a substantial amount of the combined debt for equity securities of the respective companies and will restructure the remaining debt. In connection with PhoneTel's debt exchange, its senior secured lenders will own 87% of PhoneTel's outstanding common stock immediately prior to the merger with the remaining senior secured debt not to exceed $36,500 (compared to $56,204 outstanding at June 30, 2001). Existing holders of PhoneTel common stock will own 9% of PhoneTel's outstanding shares, and 4% will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis. In connection with Davel's debt exchange, its senior secured lenders will own 93% of Davel's outstanding common stock immediately prior to the merger, with the remaining senior secured debt not to exceed $63,500 (compared to approximately $238,000 outstanding at June 30, 2001). Existing shareholders of Davel common stock will own 3% of Davel's outstanding shares and 4% of the common stock will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis.

     Immediately following the merger, current PhoneTel shareholders will own approximately 3.28% of the shares of Davel common stock and current Davel shareholders will own approximately 1.91%. Of the remaining shares, 4.00% are intended to be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis, and the companies' current lenders will own approximately 90.81%.

     Effective with the merger, the then outstanding debt of both entities, currently in the approximate amount of $294,000, will be reduced to $100,000 in debt of the merged entity through the debt and equity restructuring outlined above. Of this $100,000 of restructured debt, $50,000 will be amortizing term debt with interest and principal payable from operating cash flows. Payment of the interest and principal on the remaining $50,000 of debt will be deferred under terms to be negotiated in connection with the definitive merger agreement.

     On August 7, 2001, the Company and Davel executed an amendment to the letter of intent and servicing agreement to extend the time for executing a definitive merger agreement from July 31, 2001 until August 31, 2001.


3. FINANCIAL CONDITION

     The Company's working capital deficiency, excluding the current portion of long-term debt, increased from $2,698 at December 31, 2000 to $4,013 at June 30, 2001, which represents a decrease in working capital of $1,315. Although the Company's cash provided by operating activities increased from $607 for the six months ended June 30, 2000 to $989 for the six months ended June 30, 2001, this increase was primarily due to the capitalization of certain interest payments described below. In addition, the Company has incurred continuing operating losses. The Company was not in compliance with certain financial covenants under its Exit Financing Agreement at December 31, 2000 and June 30, 2001 and presently has no additional credit available thereunder. In addition, the Company has not made the monthly scheduled interest payments from February 1 through August 1, 2001 nor the principal payment relating to the deferred line fee that was originally due on November 17, 2000. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived the default relating to the Company's inability to comply with certain financial covenants at December 31, 2000 through June 30, 2001 and have deferred or extended the due dates of the payments described above. In the event the Company is unable to remain in compliance with the Exit Financing Agreement and the lenders do not waive such defaults, the outstanding balance could become immediately due and payable.

     The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investing or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and management's ability to control expenses. There can be no assurance that coin and operator service revenues will not decrease, that revenues from dial-around compensation will continue at the rates anticipated, or that operating expenses can be maintained at present or reduced to lower levels. In the event that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's lender will grant additional advances under the Exit Financing Agreement or that the Company can obtain additional financing to meet its debt service and other cash requirements.

     The Company has had discussions with its lenders who have agreed in principal to the proposed merger with Davel and the debt restructuring described in Note 2. The Company is in the process of implementing the servicing agreement with Davel to achieve the anticipated efficiencies and cost savings associated with the consolidation of both companies' field office operations. As part of the Company's ongoing evaluation of its payphone base, the Company expects to remove additional payphones that have become unprofitable. In addition, the Company is developing alternate sources of revenue. With the expected operational efficiencies and continued support of its lenders, management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, will allow the Company to sustain its operations and meet its obligations through the remainder of 2001 or until the proposed merger with Davel is completed.


4. ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

     A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any interexchange carrier ("IXC") other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-call rate in effect pursuant to orders issued by the FCC under section 276 of the Telecommunications Act of 1996 ("Section 276") and the estimated number of dial-around calls per pay telephone per month. During the first three quarters of 2000, the Company recorded revenue from dial-around compensation based upon the current rate of $0.24 per call and 131 monthly calls per phone, which was the monthly average compensable calls used by the FCC in initially determining the amount of dial-around compensation to which payphone service providers ("PSP") were entitled. In the fourth quarter of 2000, the Company recorded a bad debt expense of $4,429 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000. The Company also began reporting revenues from dial-around compensation based on $0.24 per call and the Company's current estimate of the average monthly compensable calls per phone to more closely reflect the Company's historical collection experience and expected future call volume.

     At December 31, 2000 and June 30, 2001, accounts receivable included $6,561 and $5,677, respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues were recognized. For the six months ended June 30, 2000 and 2001, revenues from non-coin telecommunications services included $6,971 and $5,722, respectively, for dial-around compensation.

     On April 5, 2001, the FCC issued an order which requires the first switched-based IXC that carries coinless calls to pay dial-around compensation on such calls transferred to resellers that utilize the IXC's network. Previously, IXCs were not required to pay dial-around compensation on such calls and were not required to disclose the identity of resellers responsible for payment. Subject to administrative reconsideration or judicial appeal, the FCC order will become effective on November 27, 2001. Although the Company expects this FCC order to improve its ability to identify and collect amounts relating to dial-around calls that would otherwise become uncollectible, the amount of the increase in revenues from dial-around compensation, if any, cannot be determined at this time.


5. INTANGIBLE ASSETS AND RECENT ACCOUNTING PRONOUNCEMENTS

     At June 30, 2001, the Company evaluated the carrying value of its payphones and related intangible assets (location contracts) in each of the Company's operating districts. In certain operating districts, the carrying value of the Company's payphone assets exceeded the estimated undiscounted future cash inflows and the Company recorded an impairment loss of $6,323 to reduce the carrying value of such assets to the estimated fair value at June 30, 2001. Fair value was determined based on the estimated market value of such payphone assets. The asset impairment loss, which was recorded as a reduction in intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", is included in the charge relating to location contracts in the accompanying consolidated statements of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets separately from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

     As of June 30, 2001, the net carrying amount of intangible assets is $37,330. Amortization expense during the six months ended June 30, 2001 was $4,345. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations.


6. LONG-TERM DEBT

     Long-term debt at December 31, 2000 and June 30, 2001 consisted of the following:


                                                                                 December 31         June 30
                                                                                    2000                2001
                                                                              ----------------    --------------

        Exit Financing Agreement, contractually due January 1, 2002 with interest payable monthly at 3% above
             the base rate or 10.75%, whichever
             is greater (10.75% at June 30, 2001)                             $         51,611    $       56,204
        Note Payable-Warrant Put Obligation                                              1,062             1,089
        Other notes payable                                                                 36                 -
                                                                              ----------------    --------------
                                                                                        52,709            57,293
        Less current maturities                                                        (51,647)          (56,204)
                                                                              ----------------    --------------
                                                                              $          1,062    $        1,089
                                                                              ================    ==============


EXIT FINANCING AGREEMENT

     In connection with the Company's prepackaged plan of reorganization (the "Prepackaged Plan"), which was consummated on November 17, 1999, the Company emerged from its Chapter 11 proceeding and executed an agreement with Foothill Capital Corporation ("Foothill") for post reorganization financing ("Exit Financing Agreement"). The Exit Financing Agreement provided for a $46,000 revolving credit commitment (the "Maximum Amount"), excluding interest and fees capitalized as part of the principal balance ($5,656 and $10,249 at December 31, 2000 and June 30, 2001, respectively). The Exit Financing Agreement is secured by substantially all of the assets of the Company and was originally scheduled to mature on November 16, 2001.

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

     The Exit Financing Agreement provides for interest on the outstanding principal balance at 3% above the base rate (as defined in the Exit Financing Agreement) or 10.75%, whichever is greater, with interest on the Maximum Amount payable monthly in arrears. The Exit Financing Agreement, as amended on December 31, 1999, includes covenants, which among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio, interest coverage and minimum levels of earnings, payphones and operating cash (all as defined in the Exit Financing Agreement). Other covenants limit the incurrence of long-term debt, the level of capital expenditures, the payment of dividends, and the disposal of a substantial portion of the Company's assets.

     From December 31, 2000 through June 30, 2001, the Company was not in compliance with certain financial covenants under the Exit Financing Agreement. In addition, the Company has not paid the monthly interest payments that were originally due on February 1 through August 1, 2001, nor the deferred line fee that was originally due on November 17, 2000. Effective November 13, 2000, February 1, March 1, April 1, May 1, and August 13, 2001, the Company executed amendments to the Exit Financing Agreement (the "Amendments") which extended the due date of the deferred line fee and the maturity date of the Exit Financing Agreement to January 1, 2002. The Amendments also provide for the capitalization of interest that was originally due on February 1 through August 1, 2001 as part of the principal balance and waives the defaults resulting from the Company's inability to comply with certain financial covenants as of December 31, 2000 through June 30, 2001. Although the lenders have waived the defaults by the Company through June 30, 2001, there can be no assurances that the Company will be able to pay the principal balance or the monthly interest as such amounts become due or comply with all financial covenants through the remainder of 2001. If a default occurs with respect to the Company's Exit Financing Agreement, this obligation, at the option of the lenders, could become immediately due and payable. Accordingly, the Company classified the amounts due under the Exit Financing Agreement as a current liability at December 31, 2000 and June 30, 2001.

     On June 7, 2001, the Company obtained the consent of its lenders to enter into a letter of intent with Davel for the proposed merger and debt restructuring and provided their consent to enter into the servicing agreement with Davel as described in Note 2.


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

     The note is secured by substantially all of the assets of the Company and is subordinate in right of payment to the Company's Exit Financing Agreement. The note includes a cross default provision which permits the holder to declare the note immediately due and payable if payment of amounts due under the Exit Financing Agreement is accelerated as a result of default.


7. SHAREHOLDERS' EQUITY

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (IN THOUSANDS OF DOLLARS EXCEPT FOR PUBLIC PAY TELEPHONES, PER CALL, SHARE AND PER SHARE AMOUNTS)


         SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements, other than historical facts, contained in this Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 2001 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, increased use of wireless communications, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to consumate the Davel merger and debt restructuring;
(iii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; (iv) impairment of the Company's liquidity arising from the possible refusal by the Company's lenders to grant additional advances or waive potential future defaults under the Company's debt agreement; and (v) changes in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.



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

     In connection with the proposed merger with Davel and debt restructuring discussed in Note 2, the Company is in the process of implementing the servicing agreement entered into with Davel. Under this agreement, the two companies have begun to combine field office operations networks to gain efficiencies resulting from increased concentration of payphone routes. The Company expects to achieve significant cost savings through the elimination of personnel, occupancy, and other field operating expenses in advance of and after the proposed merger.



    SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 REVENUES

     Revenues decreased by $6,724, or 21.0%, from $29,910 for the first six months of 2000 to $23,636 for the first six months of 2001. This decrease is primarily due to the decrease in the average number of installed pay telephones and a decline in call volume as discussed below. The average number of installed pay telephones decreased from 36,931 for the six months ended June 30, 2000 to 34,787 for the six months ended June 30, 2001, a decrease of 2,144, or 5.8%, principally due to the abandonment of location contracts relating to approximately 3,400 pay telephones in last half of 2000 offset in part by the increase in pay telephones resulting from contracts with new and existing location providers.

     Revenues from coin calls were $16,925 for the six months ended June 30, 2000 and $13,918 for the six months ended June 30, 2001. This decrease of $3,007, or 17.8%, is due in part to the decrease in the average number of installed pay telephones in the first half of 2001 compared to the first half of 2000. In addition, long distance and local call volumes and related coin revenues have been adversely affected by the growth of wireless communication services, which serve as an increasingly competitive alternative to payphone usage. To a lesser extent, coin revenue has declined due to the use of prepaid calling cards and other types of dial-around calls.

     Revenues from non-coin telecommunication services decreased by $3,431 or 26.9%, from $12,761 for the six months ended June 30, 2000 to $9,330 for the six months ended June 30, 2001. Of this decrease, long distance revenues from operator service providers decreased by $2,182 or 37.7%. This decrease is a result of the decreases in the average number of pay telephones and the reduction in operator service revenues caused by the continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. In addition, revenues from dial-around compensation decreased by $1,249 or 17.9%, from $6,971 in the first half of 2000 to $5,722 in the first half of 2001, due to the reduction in the average number of pay telephones and a reduction in the estimated number of dial-around calls used to record revenues in the first half of 2001.

     On April 5, 2001, the FCC issued an order which requires the first switched-based IXC that carries coinless calls to pay dial-around compensation on such calls transferred to resellers that utilize the IXC's network. Previously, IXCs were not required to pay dial-around compensation on such calls and were not required to disclose the identity of resellers responsible for payment. Subject to administrative reconsideration or judicial appeal, the FCC order will become effective on November 27, 2001. Although the Company expects this FCC order to improve its ability to identify and collect amounts relating to dial-around calls that would otherwise become uncollectible, the amount of the increase in revenues from dial-around compensation, if any, cannot be determined at this time.

     Other revenues increased $164 from $224 for the six months ended June 30, 2000 to $388 for the six months ended June 30, 2001. This increase was primarily the result of an increase in payphone service revenue relating to services provided to third parties.

OPERATING EXPENSES

     Total operating expenses increased $2,166, or 6.2%, from $35,077 for the six months ended June 30, 2000 to $37,243 for the six months ended June 30, 2001. The increase was due to the $6,323 charge relating to location contracts for asset impairment in the first half of 2000 offset by a reduction in substantially all expense categories other than line and transmission charges. The reductions in operating expense categories were due in part to the decrease in the average number of installed pay telephones and a decrease in personnel and other costs in the first half of 2001 compared to 2000.

     Line and transmission charges of $7,826 in the first half of 2000 and $8,699 in 2001 increased by $873, or 11.2%. Line and transmission charges represented 26.2% of total revenues for the six months ended June 30, 2000 and 36.8% of total revenues for the six months ended June 30, 2001, an increase of 10.6%. The dollar and percentage increases were primarily due to the recovery of approximately $1,363 of prior years' sales and excise taxes charged by LECs and $157 of cost-based rate reductions ordered by a state regulator during the first half of 2000, offset in part by the effect of the decrease in the average number of pay telephones and lower line charges per phone in the first half of 2001.

     Location commissions decreased $687, or 15.8%, from $4,349 for the six months ended June 30, 2000 to $3,662 for the six months ended June 30, 2001. Location commissions represented 14.5% of total revenues for the six months ended June 30, 2000 and 15.5% of total revenues for the six months ended June 30, 2001, an increase of 1.0%. The dollar decrease is due to the reduction in revenues subject to commissions in the first half of 2001 compared to 2000. The increase as a percentage of total revenues reflects the increase in commission rates on new location contracts and contract renewals.

     Field operations expenses (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones) decreased $1,681, or 18.7%, from $8,977 in the first half of 2000 to $7,296 in 2001. Field operations expenses represented 30.0% of total revenues for the six months ended June 30, 2000 and 30.9% of total revenues for the six months ended June 30, 2001. The dollar decrease in the first half of 2001 was primarily due to a credit to expense of $802 recorded in the first half of 2001 relating to the settlement of a prior year state sales tax assessment charged to expense in prior periods, lower salaries and wages resulting from a reduction in the number of field operations personnel, and a reduction in the cost of service and repair parts for pay telephones. The increase in field operations expense as a percentage of total revenues was primarily due to the decrease in revenues in the first half of 2001.

     Selling, general and administrative ("SG&A") expenses declined from $5,062 for the first six months of 2000 to $4,157 for the six months ended June 30, 2001. SG&A expenses represented 16.9% of total revenues for the six months ended June 30, 2000 and 17.6% of total revenues for the six months ended June 30, 2001. The dollar decrease was primarily due to cost reduction efforts that resulted in decreases in the number of personnel and personnel related expenses, as well as decreases in professional fees, telephone and other SG&A expenses. The percentage increase was due to the decline in revenues in 2001.

     Depreciation and amortization decreased $1,939, or 22.2%, from $8,753 for the six months ended June 30, 2000 to $6,814 for the six months ended June 30, 2001. Depreciation and amortization represented 29.3% of total revenues for the six months ended June 30, 2000 and 28.8% of total revenues in 2001. The dollar and percentage decreases were primarily due to a $1,805 reduction in amortization expense in the first half of 2001. The reduction in amortization expense was due to a $21,205 write-off of intangible assets relating to losses on asset impairment and the abandonment of payphone location contracts recorded in the last half of 2000.

     The charge relating to location contracts was $6,323 in the first six months of 2001, which is 26.8% of total revenues. This charge consists of an asset impairment loss to write-down the carrying value of the Company's payphone location contracts to their estimated fair value. There was no similar charge relating to location contracts recorded in the first half of 2000.

     Other unusual charges and contractual settlements were $110 in the six months ended June 30, 2000 compared to $292 in the six months ended June 30, 2001 and consisted primarily of legal and professional fees relating to non-routine litigation, contractual matters and employment costs.

OTHER INCOME (EXPENSE)

     Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $130, or 2.4%, from $5,381 for the six months ended June 30, 2000 to $5,511 for the six months ended June 30, 2001. Interest expense represented 18.0% of total revenues for the six months ended June 30, 2000 and 23.3% of total revenues for the six months ended June 30, 2001, an increase of 5.3%. The dollar increase was due to the increase in the Company's outstanding debt relating to fees and interest added to loan principal pursuant to the Company's Exit Financing Agreement. The increase in interest expense as a percentage of revenue is primarily due to the decrease in revenues compared to the first half of 2000. Interest and other income decreased from $142 for the first six months of 2000 to $115 in the first half of 2001.

EBITDA FROM RECURRING OPERATIONS

     EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, charge relating to location contracts, and other unusual charges and contractual settlements) decreased $3,874, from $3,696 for the six months ended June 30, 2000 to $178 loss for the six months ended June 30, 2001. EBITDA from recurring operations represented 12.4% of total revenues for the six months ended June 30, 2000. The first half 2001 loss was 0.8% of total revenues. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation) offset by in part by cost reductions. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

     The Company had a working capital deficiency, excluding the current portion of long-term debt, of $4,013 at June 30, 2001 compared to $2,698 at December 31, 2000. This decrease in working capital resulted primarily from a decrease in accounts receivable. Net cash provided by operating activities during the six months ended June 30, 2000 and 2001 was $607 and $989, respectively. The increase in net cash provided by operations in the first half 2001 was primarily due to the deferral of certain interest payments relating to the Company's Exit Financing Agreement as discussed below offset by an increase in the Company's operating loss, net of non-cash items.


CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used in investing activities during the six months ended June 30, 2000 and 2001 was $944 and $844, respectively. In the first half of 2000 and 2001, cash used in investing activities consisted mainly of purchases of telephones, other property and equipment and expenditures for deferred commissions and signing bonuses relating to payphone location contracts.


CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows used in financing activities during the six months ended June 30, 2000 and 2001 was $137 and $36, respectively. Cash flows used in financing activities consisted primarily of expenditures for professional fees for the proposed refinancing of the Company's Exit Financing Agreement in 2000 and principal payments on borrowings in 2001.


FINANCIAL CONDITION

     The Company's working capital deficiency, excluding the current portion of long-term debt, increased from $2,698 at December 31, 2000 to $4,013 at June 30, 2001, which represents a decrease in working capital of $1,315. Although the Company's cash provided by operating activities increased from $607 for the six months ended June 30, 2000 to $989 for the six months ended June 30, 2001, this increase was primarily due to the capitalization of certain interest payments described below. In addition, the Company has incurred continuing operating losses. The Company was not in compliance with certain financial covenants under its Exit Financing Agreement at December 31, 2000 and June 30, 2001 and presently has no additional credit available thereunder. In addition, the Company has not made the monthly scheduled interest payments from February 1 through August 1, 2001 nor the principal payment relating to the deferred line fee that was originally due on November 17, 2000. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived the default relating to the Company's inability to comply with certain financial covenants at December 31, 2000 through June 30, 2001 and have deferred or extended the due dates of the payments described above. In the event the Company is unable to remain in compliance with the Exit Financing Agreement and the lenders do not waive such defaults, the outstanding balance could become immediately due and payable.

     The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investing or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and management's ability to control expenses. There can be no assurance that coin and operator service revenues will not decrease, that revenues from dial-around compensation will continue at the rates anticipated, or that operating expenses can be maintained at present or reduced to lower levels. In the event that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's lenders will grant additional advances under the Exit Financing Agreement or that the Company can obtain additional financing to meet its debt service and other cash requirements.

     The Company has had discussions with its lenders who have agreed in principal to the proposed merger with Davel and the debt restructuring described in Note 2. The Company is in the process of implementing the servicing agreement with Davel to achieve the anticipated efficiencies and cost savings associated with the consolidation of both companies' field office operations. As part of the Company's ongoing evaluation of its payphone base, the Company expects to remove additional payphones that have become unprofitable. In addition, the Company is developing alternate sources of revenue. With the expected operational efficiencies and continued support of its lenders, management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, will allow the Company to sustain its operations and meet its obligations through the remainder of 2001 or until the proposed merger with Davel is completed.


CAPITAL EXPENDITURES

     For the six months ended June 30, 2001, the Company had capital expenditures of $381 which were financed by cash flows from operating activities. Capital expenditures are principally for replacement or installation of the Company's public pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at June 30, 2001.


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


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company's outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations primarily consist of borrowings and deferred fees under the Company's Exit Financing Agreement aggregating approximately $56.2 million.

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


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

10.1 Amendment Number Seven to Loan and Security Agreement dated as of August 13, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.

10.2 Letter Agreement, dated August 7, 2001, by an between the Company and Davel regarding amendment to the Letter of Intent, dated June 12, 2001, between the Company and Davel and the Servicing Agreement between the Company and Davel.

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K dated June 12, 2001 reporting that it had entered into a Servicing Agreement and a Letter of Intent regarding the Merger and Debt Restructuring with Davel described in
         Note 2 to the Company's consolidated financial statements under Item 5, other events.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PHONETEL TECHNOLOGIES, INC.




August 14, 2001                    By: /s/  John D. CHICHESTER
                                   ---------------------------
                                   John D. Chichester
                                   President and Chief Executive Officer



August 14, 2001                    By: /s/ Richard P. Kebert
                                   -------------------------
                                   Richard P. Kebert
                                   Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Financial Officer and
                                   Accounting Officer)