Form 10-Q
period 2001-09-30
PHONETEL TECHNOLOGIES INC
filed 2001-11-19
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                               ------------------

              [ ] Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF NOVEMBER 9, 2001, 10,189,684 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                   PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
                                    FORM 10-Q
                 NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001


                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Consolidated Balance Sheets as of December 31, 2000
                       and September 30, 2001..................................3

                   Consolidated Statements of Operations for the
                       Nine and Three Months Ended September 30, 2000
                         and 2001..............................................4

                   Consolidated Statements of Cash Flows for the
                       Nine Months Ended September 30, 2000 and 2001...........5

                   Notes to Consolidated Financial Statements..................6

           Item 2. Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........11

           Item 3. Quantitative and Qualitative Disclosures about
                       Market Risk............................................16

PART II. OTHER INFORMATION

           Item 3. Defaults Upon Senior Securities............................16

           Item 6. Exhibits and Reports on Form 8-K...........................16


Signatures....................................................................17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                    (UNAUDITED)

                                                       DECEMBER 31  SEPTEMBER 30
                                                         2000          2001
                                                       -----------  ------------
ASSETS
    Current assets:
        Cash                                              $  4,425     $  4,663
        Accounts receivable, net of allowance for
            doubtful accounts of $84 and $323,
               respectively                                  7,632        6,783
        Other current assets                                 1,294        1,092
                                                          --------     --------
                Total current assets                        13,351       12,538

    Property and equipment, net                             18,858       15,634
    Intangible assets, net                                  48,374       34,083
    Other assets                                               606          686
                                                          --------     --------
                                                          $ 81,189     $ 62,941
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
    Current liabilities:
        Current portion of long-term debt                 $ 51,647     $ 58,401
        Accounts payable                                     6,792        7,805
        Accrued expenses:
            Location commissions                             2,702        3,811
            Line and transmission charges                    1,865        2,208
            Personal property and sales tax                  2,753        1,458
            Other                                            1,937        2,095
                                                          --------     --------
                Total current liabilities                   67,696       75,778

    Long-term debt and other liabilities                     1,062        1,102
    Commitments and contingencies                             --           --
                                                          --------     --------
                Total liabilities                           68,758       76,880
                                                          --------     --------

    Shareholders' equity (deficit):
        Common Stock - $0.01 par value; 45,000,000
            shares authorized, 10,189,684 shares
                issued and outstanding                         102          102
        Additional paid-in capital                          63,429       63,429
        Accumulated deficit                                (51,100)     (77,470)
                                                          --------     --------
                Total shareholders' equity (deficit)        12,431      (13,939)
                                                          --------     --------
                                                          $ 81,189     $ 62,941
                                                          ========     ========


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------------------------------------------------


                                                               NINE MONTHS ENDED SEPTEMBER 30      THREE MONTHS ENDED SEPTEMBER 30
                                                               ------------------------------      -------------------------------
                                                                   2000              2001              2000              2001
                                                               ------------      ------------      ------------      -------------

REVENUES:
   Coin calls                                                       $25,613           $20,842            $8,688            $6,924
   Non-coin telecommunication services                               19,923            13,876             7,162             4,546
   Other                                                                391               735               167               347
                                                               ------------      ------------      ------------      ------------
                                                                     45,927            35,453            16,017            11,817
                                                               ------------      ------------      ------------      ------------

OPERATING EXPENSES:
   Line and transmission charges                                     12,475            12,362             4,649             3,663
   Location commissions                                               6,640             5,686             2,291             2,024
   Field operations                                                  13,297            10,737             4,320             3,441
   Selling, general and administrative                                7,589             6,157             2,527             2,000
   Depreciation and amortization                                     13,110             9,928             4,357             3,114
   Charges relating to location contracts                             2,880             8,075             2,880             1,752
   Other unusual charges and contractual settlements                    124               647                14               355
                                                               ------------      ------------      ------------      ------------
                                                                     56,115            53,592            21,038            16,349
                                                               ------------      ------------      ------------      ------------
Loss from operations                                                (10,188)          (18,139)           (5,021)           (4,532)

OTHER INCOME (EXPENSE):
   Interest expense                                                  (8,229)           (8,393)           (2,848)           (2,882)
   Interest and other income                                            197               162                55                47
                                                               ------------      ------------      ------------      ------------
                                                                     (8,032)           (8,231)           (2,793)           (2,835)
                                                               ------------      ------------      ------------      ------------
NET LOSS                                                           ($18,220)         ($26,370)          ($7,814)          ($7,367)
                                                               ============      ============      ============      ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                         ($1.79)           ($2.59)           ($0.77)           ($0.72)
                                                               ============      ============      ============      ============
Weighted average number of shares, basic and diluted             10,189,099        10,189,684        10,189,684        10,189,684
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

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                           --------------------
                                                             2000        2001
                                                           --------    --------


CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                 ($18,220)   ($26,370)
  Adjustments to reconcile net loss to net cash flow
    from operating activities:
    Depreciation and amortization                            13,110       9,928
    Charges relating to location contracts                    2,880       8,075
    Non-cash interest expense                                 3,832       7,408
    Provision for uncollectible accounts receivable             515         239
    Gain on disposal of assets                                  (83)        (73)
    Stock compensation expense                                   28        --
    Changes in current assets                                (1,684)        812
    Changes in current liabilities, excluding
      reclassification of long-term debt                        563       1,328
                                                           --------    --------
                                                                941       1,347
                                                           --------    --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchases of property and equipment                          (857)       (511)
  Proceeds from sale of assets                                   99         109
  Acquisition of intangible assets                             (738)       (566)
  Other deferred charges                                        (57)        (80)
                                                           --------    --------
                                                             (1,553)     (1,048)
                                                           --------    --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Principal payments on borrowings                              (52)        (36)
  Debt financing costs                                         (144)        (25)
  Other                                                          11        --
                                                           --------    --------
                                                               (185)        (61)
                                                           --------    --------

Increase (decrease) in cash                                    (797)        238
Cash, beginning of period                                     5,700       4,425
                                                           --------    --------
Cash, end of period                                        $  4,903    $  4,663
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE:
  Interest paid during the period                          $  4,368    $    566
                                                           ========    ========

NON-CASH TRANSACTIONS:
  Deferred financing costs                                 $  2,070    $  2,990
  Other                                                          39        --
                                                           --------    --------
                                                           $  2,109    $  2,990
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001

(IN THOUSANDS OF DOLLARS EXCEPT FOR INSTALLED PUBLIC PAY TELEPHONE,
------------------------------------------------------------------
SHARE AND PER SHARE AMOUNTS)
----------------------------


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


2. PROPOSED MERGER WITH DAVEL COMMUNICATIONS, INC.

         On June 13, 2001, PhoneTel Technologies, Inc. ("PhoneTel") announced that it has signed a letter of intent to merge with Davel Communications, Inc. ("Davel") which is headquartered in Tampa, Florida and operates approximately 60,000 payphones in 44 states and the District of Columbia. The letter of intent contemplates the execution of a definitive merger agreement (the "Davel Merger Agreement") and a substantial debt restructuring for each company. In connection with the expected merger, PhoneTel will become a wholly owned subsidiary of Davel. In addition, the two companies have entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger. During the third quarter of 2001, the two companies implemented the servicing agreement by combining field service office operation networks on a geographic basis to gain efficiencies resulting from the increased concentration of payphone service routes.

         The proposed merger is subject to the execution of a definitive merger agreement, approval by the boards of directors of PhoneTel and Davel, approval by the shareholders and existing senior secured lenders of both companies, and the receipt of material third party and governmental approvals and consents.

         As part of the completion of the merger of the two companies, the senior secured creditors of both Davel and PhoneTel will exchange a substantial amount of the combined debt for equity securities of the respective companies and will restructure the remaining debt. In connection with PhoneTel's debt exchange, its senior secured lenders will own 87% of PhoneTel's outstanding common stock immediately prior to the merger with the remaining senior secured debt not to exceed $36,500 (compared to $59,329 outstanding at September 30, 2001, including accrued interest). Existing holders of PhoneTel common stock will own 9% of PhoneTel's outstanding shares immediately prior to the merger, and 4% will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis. In connection with Davel's debt exchange, its senior secured lenders will own 93% of Davel's outstanding common stock immediately prior to the merger, with the remaining senior secured debt not to exceed $63,500 (compared to approximately $270,000 outstanding at September 30, 2001, including accrued interest). Existing shareholders of Davel common stock will own 3% of Davel's outstanding shares immediately prior to the merger, and 4% of the common stock will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis.

         Immediately following the merger, current PhoneTel shareholders will own approximately 3.28% of the shares of Davel common stock and current Davel shareholders will own approximately 1.91%. Of the remaining shares, 4.00% are intended to be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis and the companies' current lenders will own approximately 90.81%.

         Effective with the merger, the then outstanding debt of both entities, currently in the approximate amount of $329,000, will be converted to $100,000 in debt of the merged entity through the debt and equity restructuring outlined above. Of this $100,000 of restructured debt, $50,000 will be amortizing term debt with interest and principal payable from operating cash flows. Payment of the interest and principal on the remaining $50,000 of debt will be deferred under terms to be negotiated in connection with the definitive merger agreement.

         The Company and Davel have executed amendments to the letter of intent and servicing agreement to extend the time for executing a definitive merger agreement until November 30, 2001.


3. FINANCIAL CONDITION

         The Company's working capital deficiency, excluding the current portion of long-term debt, increased from $2,698 at December 31, 2000 to $4,839 at September 30, 2001, which represents a decrease in working capital of $2,141. Although the Company's cash provided by operating activities increased from $941 for the nine months ended September 30, 2000 to $1,347 for the nine months ended September 30, 2001, this increase was primarily due to the capitalization of certain interest charges to the principal balance of the Company's Exit Financing Agreement pursuant to the lenders' waivers as described in Note 7. In addition, the Company has incurred continuing operating losses, was not in compliance with certain financial covenants under its Exit Financing Agreement at September 30, 2001 and has not made the monthly scheduled interest payments from September 1 through November 1, 2001. Therefore, the Company is in default with respect to its Exit Financing Agreement and, at the option of the Company's lenders, the outstanding balance could become immediately due and payable. The Company has requested and expects to obtain an amendment to the debt agreement that would permit the Company to capitalize the past due interest and would waive the defaults described above. However, there can be no assurance that the lenders will grant the Company's current request or waive any further defaults in the future.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investing or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and management's ability to control expenses. There can be no assurance that coin and operator service revenues will not decrease, that revenues from dial-around compensation will continue at the rates anticipated, or that operating expenses can be maintained at present or reduced to lower levels. In the event that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company can obtain additional or alternative financing to meet its debt service and other cash requirements.

         The Company has had discussions with its lenders who have agreed in principle to the proposed merger with Davel and the debt restructuring described in Note 2. The Company has implemented the servicing agreement with Davel and has begun to achieve the anticipated efficiencies and cost savings associated with the consolidation of both companies' field office operations. As part of the Company's ongoing evaluation of its payphone base, in the third quarter of 2001, the Company removed approximately 2,000 additional payphones that had become unprofitable. In addition, the Company is developing alternate sources of revenue. With the expected operational efficiencies and continued support of its lenders, management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, will allow the Company to sustain its operations and meet its obligations through the remainder of 2001 or until the proposed merger with Davel is completed.

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

         At December 31, 2000 and September 30, 2001, accounts receivable included $6,561 and $5,883 respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues were recognized. For the nine months ended September 30, 2000 and 2001, revenues from non-coin telecommunications services included $10,448 and $8,002, respectively, for dial-around compensation.

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


5. INTANGIBLE ASSETS

         As part of the Company's continuing program to evaluate the profitability of its pay telephones, the Company wrote-off the carrying value of location contracts for 1,480 and 1,960 pay telephones removed from service in the third quarter of 2000 and 2001, respectively. The Company recorded a loss of $2,880 and $1,752 in the third quarter of 2000 and 2001, respectively, relating to the write-off of these abandoned location contracts. The Company also evaluated the carrying value of its payphones and related intangible assets (location contracts) in each of the Company's operating districts. At June 30, 2001, the carrying value of the Company's payphone assets in certain operating districts exceeded the estimated undiscounted future cash inflows and accordingly, the Company recorded an impairment loss of $6,323 to reduce the carrying value of such assets to the estimated fair value at that date. Fair value was determined based on the estimated market value of such payphone assets. The asset impairment loss was recorded as a reduction in intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". The asset impairment loss and the write-off of abandoned location contracts are included in charges relating to location contracts in the accompanying consolidated statements of operations.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

         As of September 30, 2001, the net carrying amount of intangible assets is $34,083. Amortization expense during the nine months ended September 30, 2001 was $6,229. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations.

7.       LONG-TERM DEBT

         Long-term debt at December 31, 2000 and September 30, 2001 consisted of the following:

                                                       December 31  September 30
                                                          2000          2001
                                                       -----------  ------------

         Exit Financing Agreement, contractually due
             January 1, 2002 with interest payable
             monthly at 3% above the base rate or
             10.75%, whichever is greater
             (10.75% at September 30, 2001)             $ 51,611     $ 58,401
         Note Payable-Warrant Put Obligation               1,062        1,102
         Other notes payable                                  36           --
                                                        --------     --------
                                                          52,709       59,503
         Less current maturities                         (51,647)     (58,401)
                                                        --------     --------
                                                        $  1,062     $  1,102
                                                        ========     ========


EXIT FINANCING AGREEMENT

         In connection with the Company's prepackaged plan of reorganization (the "Prepackaged Plan"), which was consummated on November 17, 1999, the Company emerged from its Chapter 11 proceeding and executed an agreement with Foothill Capital Corporation ("Foothill") for post reorganization financing ("Exit Financing Agreement"). The Exit Financing Agreement provided for a $46,000 revolving credit commitment (the "Maximum Amount"), excluding interest and fees capitalized as part of the principal amount ($5,656 and $12,446 at December

31, 2000 and September 30, 2001, respectively). The Exit Financing Agreement is secured by substantially all of the assets of the Company and was originally scheduled to mature on November 16, 2001.

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

         The Exit Financing Agreement provides for interest on the outstanding principal balance at 3% above the base rate (as defined in the Exit Financing Agreement) or 10.75%, whichever is greater, with interest on the Maximum Amount payable monthly in arrears, on the first day of the subsequent month. The Exit Financing Agreement, as amended on December 31, 1999, includes covenants, which among other things, require the Company to maintain ratios as to fixed charges, debt to earnings, current ratio, interest coverage and minimum levels of earnings, payphones and operating cash (all as defined in the Exit Financing Agreement). Other covenants limit the incurrence of long-term debt, the level of capital expenditures, the payment of dividends, and the disposal of a substantial portion of the Company's assets.

         From December 31, 2000 through September 30, 2001, the Company was not in compliance with certain financial covenants under the Exit Financing Agreement. In addition, the Company has not paid the monthly interest payments that were originally due on February 1 through November 1, 2001, nor the deferred line fee that was originally due on November 17, 2000. Effective November 13, 2000, February 1, March 1, April 1, May 1 and August 13, 2001, the Company executed amendments to the Exit Financing Agreement (the "Amendments") which extended the due date of the deferred line fee and the maturity date of the Exit Financing Agreement to January 1, 2002. The Amendments also provided for the capitalization of interest that was originally due on February 1 through August 1, 2001 as part of the principal balance and waived the defaults resulting from the Company's inability to comply with certain financial covenants as of December 31, 2000 through June 30, 2001. The Company has requested but has not yet received an amendment from its lenders that would permit the Company to capitalize an additional $1,406 of monthly interest that was due from September 1 through November 1, 2001 and would waive the financial covenants with which the Company is not in compliance through September 30, 2001. Therefore, the Company is in default with respect to the Exit Financing Agreement and this obligation, at the option of the lenders, could become immediately due and payable. Accordingly, the Company classified the amounts due under the Exit Financing Agreement as a current liability at December 31, 2000 and September 30, 2001. At December 31, 2000 and September 30, 2001, other current liabilities includes $509 and $928 of accrued interest, respectively.

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


9. RELATED PARTY TRANSACTIONS

         The Company's President and Chief Executive Officer is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the nine months ended September 30, 2000 and 2001, the Company earned revenue of $42 and $367, respectively, from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. Accounts Receivable included $38 at December 31, 2000 and $235 at September 30, 2001 due from Urban.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS OF DOLLARS EXCEPT FOR PUBLIC PAY TELEPHONES, PER CALL, SHARE AND PER SHARE AMOUNTS)

        SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements, other than historical facts, contained in this Form 10-Q are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 2001 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, increased use of wireless communications, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to consumate the Davel merger and debt restructuring;
(iii) the ability of the Company to accomplish its strategic objectives with respect to external expansion through selective acquisitions and internal expansion; (iv) impairment of the Company's liquidity arising from the possible refusal by the Company's lenders to grant additional advances or waive the current or potential future defaults under the Company's debt agreement; and (v) changes in the dial-around compensation rate and the coin drop rate. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties, including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

        OVERVIEW

         During 2000 and 2001, the Company implemented several profit improvement initiatives. The Company has been able to obtain lower local access line charges through negotiations and promotional programs with certain of its incumbent local exchange carriers ("LECs") or by utilizing competitive LECs ("CLECs"). In 2000, the Company entered into agreements with new operator service providers ("OSPs") to obtain an improvement in rates for operator service revenues and long distance line charges. During 2000 and 2001, the Company reduced the number of field operations personnel and related costs, abandoned location contracts relating to approximately 5,300 unprofitable phones and, prior to the implementation of the servicing agreement with Davel, closed six district operations facilities to reduce costs. The Company also reduced the number of administrative and sales personnel and eliminated or reduced certain non-essential expenses. The Company believes these measures have and will continue to have a positive impact on the results of its operations.

         In connection with the proposed merger with Davel and debt restructuring discussed in Note 2, the Company has implemented the servicing agreement entered into with Davel. Under this agreement, the two companies have implemented mutual servicing arrangements affecting their respective field office operations on a geographic basis. The Company has begun to achieve significant cost savings through the elimination of personnel, occupancy, and other field operating expenses under the servicing agreements.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues
--------

         Revenues decreased by $10,474, or 22.8%, from $45,927 for the first nine months of 2000 to $35,453 for the first nine months of 2001. This decrease is primarily due to the decrease in the average number of installed pay telephones and a decline in call volume as discussed below. The average number of installed pay telephones decreased from 36,962 for the nine months ended September 30, 2000 to 34,492 for the nine months ended September 30, 2001. This decrease of 2,470 pay telephones, or 6.7%, was principally due to the abandonment of location contracts relating to approximately 5,300 pay telephones in last half of 2000 and the third quarter of 2001, offset in part by the increase in pay telephones resulting from contracts with new and existing location providers.

         Revenues from coin calls were $25,613 for the nine months ended September 30, 2000 and $20,842 for the nine months ended September 30, 2001. This decrease of $4,771, or 18.6%, is due in part to the decrease in the average number of installed pay telephones in the first nine months of 2001 compared to 2000. In addition, long distance and local call volumes and related coin revenues have been adversely affected by the growth of wireless communication services, which serve as a competitive alternative to payphone usage. To a lesser extent, coin revenue has declined due to the use of prepaid calling cards and other types of dial-around calls.

         Revenues from non-coin telecommunication services decreased by $6,047 or 30.4%, from $19,923 for the nine months ended September 30, 2000 to $13,876 for the nine months ended September 30, 2001. Of this decrease, long distance revenues from operator service providers decreased by $3,601 or 38.0%. This decrease is a result of the decreases in the average number of pay telephones and the reduction in operator service revenues caused by the continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. In addition, revenues from dial-around compensation decreased by $2,446 or 23.4%, from $10,448 in the first nine months of 2000 to $8,002 in the first nine months of 2001, due to the reduction in the average number of pay telephones and a reduction in the estimated number of dial-around calls used to record revenues in the first nine months of 2001.

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

         Other revenues increased $344 from $391 for the nine months ended September 30, 2000 to $735 for the nine months ended September 30, 2001. This increase was primarily the result of an increase in payphone service revenue relating to services provided to third parties.

Operating Expenses
------------------

         Total operating expenses decreased by $2,523, or 4.5%, from $56,115 for the nine months ended September 30, 2000 to $53,592 for the nine months ended September 30, 2001. The decrease was principally due to a reduction in substantially all expense categories, offset by an increase in charges relating to location contracts. The reductions in operating expense categories were due in part to the decrease in the average number of installed pay telephones and a decrease in personnel and other costs in the first nine months of 2001 compared to 2000.

         Line and transmission charges of $12,475 in the first nine months of 2000 and $12,362 in 2001 decreased by $113, or 0.9%. Line and transmission charges represented 27.2% of total revenues for the nine months ended September 30, 2000 and 34.9% of total revenues for the nine months ended September 30, 2001, an increase of 7.7%. The dollar decrease was primarily due to the decrease in the average number of pay telephones and lower line charges per phone in the first nine months of 2001, offset by the recovery of approximately $1,733 of prior years' sales and excise taxes charged by LECs and $157 of cost-based rate reductions ordered by a state regulator during the first nine months of 2000. The increase as a percentage of total revenues was due to the decrease in revenues in 2001.

         Location commissions decreased $954, or 14.4%, from $6,640 for the nine months ended September 30, 2000 to $5,686 for the nine months ended September 30, 2001. Location commissions represented 14.5% of total revenues for the nine months ended September 30, 2000 and 16.0% of total revenues for the nine months ended September 30, 2001, an increase of 1.5%. The dollar decrease is due to the reduction in revenues subject to commissions in the first nine months of 2001 compared to 2000. The increase as a percentage of total revenues reflects the increase in commission rates on new location contracts and contract renewals.

         Field operations expenses (consisting principally of field operations personnel costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones) decreased $2,560, or 19.3%, from $13,297 in the first nine months of 2000 to $10,737 in 2001. Field operations expenses represented 29.0% of total revenues for the nine months ended September 30, 2000 and 30.3% of total revenues for the nine months ended September 30, 2001. The dollar decrease in the first nine months of 2001 was primarily due to a credit to expense of $802 recorded in the first quarter of 2001 relating to the settlement of a prior year state sales tax assessment charged to expense in prior periods, lower salaries and wages resulting from a reduction in the number of field operations personnel, and a reduction in the cost of service and repair parts for pay telephones. A portion of the decrease in salaries and wages and other operating expenses is attributable to efficiencies resulting from the servicing agreement with Davel. The increase in field operations expense as a percentage of total revenues was primarily due to the decrease in revenues in the first nine months of 2001.

         Selling, general and administrative ("SG&A") expenses declined from $7,589 for the first nine months of 2000 to $6,157 for the nine months ended September 30, 2001, a decrease of $1,432, or 18.9%. SG&A expenses represented 16.5% of total revenues for the nine months ended September 30, 2000 and 17.4% of total revenues for the nine months ended September 30, 2001. The dollar decrease was primarily due to cost reduction efforts that resulted in decreases in the number of personnel and personnel related expenses, as well as decreases in professional fees, telephone and other SG&A expenses. The percentage increase was due to the decline in revenues in 2001.

         Depreciation and amortization decreased $3,182, or 24.3%, from $13,110 for the nine months ended September 30, 2000 to $9,928 for the nine months ended September 30, 2001. Depreciation and amortization represented 28.6% of total revenues for the nine months ended September 30, 2000 and 28.0% of total revenues in 2001. The dollar and percentage decreases were primarily due to a $3,004 reduction in amortization expense in the first nine months of 2001. The reduction in amortization expense was due to a $21,205 write-off of intangible assets relating to losses on asset impairment and the abandonment of payphone location contracts recorded in the last half of 2000 and, to a lesser extent, the $8,075 write-off of intangible assets in 2001.

         Charges relating to location contracts were $2,880 in the first nine months of 2000 compared to $8,075 in the first nine months of 2001. These charges included $2,880 and $1,752 applicable to the write-off of abandoned location contracts relating to 1,480 and 1,960 unprofitable pay telephones in the third quarter of 2000 and 2001, respectively. Charges for 2001 also include an asset impairment loss of $6,323 recorded in the second quarter to write-down the carrying value of the Company's payphone location contracts to its estimated fair value. There was no similar charge relating to location contracts recorded in the first nine months of 2000.

         Other unusual charges and contractual settlements were $124 in the nine months ended September 30, 2000 compared to $647 in the nine months ended September 30, 2001 and consisted primarily of legal and professional fees relating to non-routine litigation, contractual matters and employment costs. The amount for 2001 also includes $437 of expenses relating to the proposed merger with Davel.

Other Income (Expense)
----------------------

         Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $164, or 2.0%, from $8,229 for the nine months ended September 30, 2000 to $8,393 for the nine months ended September 30, 2001. Interest expense represented 17.9% of total revenues for the nine months ended September 30, 2000 and 23.7% of total revenues for the nine months ended September 30, 2001, an increase of 5.8%. The dollar increase was due to the increase in the Company's outstanding debt relating to fees and interest added to loan principal pursuant to the Company's Exit Financing Agreement offset in part by a decrease in the rate of interest. The increase in interest expense as a percentage of revenue is primarily due to the decrease in revenues compared to the first nine months of 2000. Interest and other income decreased from $197 for the first nine months of 2000 to $162 in the first nine months of 2001.

EBITDA from Recurring Operations
--------------------------------

         EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, charges relating to location contracts, and other unusual charges and contractual settlements) decreased $5,415, from $5,926 for the nine months ended September 30, 2000 to $511 for the nine months ended September 30, 2001. EBITDA from recurring operations represented 12.9% and 1.4% of total revenues for the nine months ended September 30, 2000 and 2001, respectively. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation) offset in part by cost reductions. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flows from Operating Activities
------------------------------------

         The Company had a working capital deficiency, excluding the current portion of long-term debt, of $4,839 at September 30, 2001 compared to $2,698 at December 31, 2000. This decrease in working capital resulted primarily from a decrease in accounts receivable. Net cash provided by operating activities during the nine months ended September 30, 2000 and 2001 was $941 and $1,347, respectively. The increase in net cash provided by operations in the first nine months of 2001 was primarily due to the deferral of certain interest payments relating to the Company's Exit Financing Agreement, as discussed below offset by an increase in the Company's operating loss, net of non-cash items.

Cash Flows from Investing Activities
------------------------------------

         Cash used in investing activities during the nine months ended September 30, 2000 and 2001 was $1,553 and $1,048, respectively. In the first nine months of 2000 and 2001, cash used in investing activities consisted mainly of purchases of telephones, other property and equipment and expenditures for deferred commissions and signing bonuses relating to payphone location contracts.

Cash Flows from Financing Activities
------------------------------------

         Cash flows used in financing activities during the nine months ended September 30, 2000 and 2001 was $185 and $61, respectively. Cash flows used in financing activities consisted primarily of expenditures for professional fees for the proposed refinancing of the Company's Exit Financing Agreement in 2000 and principal payments on borrowings in 2000 and 2001.

Financial Condition
-------------------

         The Company's working capital deficiency, excluding the current portion of long-term debt, increased from $2,698 at December 31, 2000 to $4,839 at September 30, 2001, which represents a decrease in working capital of $2,141. Although the Company's cash provided by operating activities increased from $941 for the nine months ended September 30, 2000 to $1,347 for the nine months ended September 30, 2001, this increase was primarily due to the capitalization of certain interest charges to the principal balance of the Company's Exit Financing Agreement pursuant to the lenders' waivers as described in Note 7. In addition, the Company has incurred continuing operating losses, was not in compliance with certain financial covenants under its Exit Financing Agreement at September 30, 2001 and has not made the monthly scheduled interest payments from September 1 through November 1, 2001. Therefore, the Company is in default with respect to its Exit Financing Agreement and, at the option of the Company's lenders, the outstanding balance could become immediately due and payable. The Company has requested and expects to obtain an amendment to the debt agreement that would permit the Company to capitalize the past due interest and would waive the defaults described above. However, there can be no assurance that the lenders will grant the Company's current request or waive any further defaults in the future.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investing or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and management's ability to control expenses. There can be no assurance that coin and operator service revenues will not decrease, that revenues from dial-around compensation will continue at the rates anticipated, or that operating expenses can be maintained at present or reduced to lower levels. In the event that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company can obtain additional or alternative financing to meet its debt service and other cash requirements.

         The Company has had discussions with its lenders who have agreed in principle to the proposed merger with Davel and the debt restructuring described in Note 2. The Company has implemented the servicing agreement with Davel and has begun to achieve the anticipated efficiencies and cost savings associated with the consolidation of both companies' field office operations. As part of the Company's ongoing evaluation of its payphone base, in the third quarter of 2001, the Company removed approximately 2,000 additional payphones that had become unprofitable. In addition, the Company is developing alternate sources of revenue. With the expected operational efficiencies and continued support of its lenders, management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, will allow the Company to sustain its operations and meet its obligations through the remainder of 2001 or until the proposed merger with Davel is completed.

Capital Expenditures
--------------------

         For the nine months ended September 30, 2001, the Company had capital expenditures of $511 which were financed by cash flows from operating activities. Capital expenditures are principally for replacement or installation of the Company's public pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at September 30, 2001.

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


ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company's outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations primarily consist of borrowings and deferred fees under the Company's Exit Financing Agreement aggregating approximately $58.4 million.

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


PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Registrant is in default with respect to its Exit Financing Agreement as described in Note 7 to the consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      No exhibits are being filed with this report.

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PHONETEL TECHNOLOGIES, INC.

November 19, 2001                          By: /s/  John D. Chichester
                                           ---------------------------
                                           John D. Chichester
                                           President and Chief Executive Officer

November 19, 2001                          By: /s/ Richard P. Kebert
                                           -------------------------
                                           Richard P. Kebert
                                           Chief Financial Officer,
                                           Treasurer and Secretary
                                           (Principal Financial Officer and
                                           Accounting Officer)