Form 10-K405
period 2001-12-31
PHONETEL TECHNOLOGIES INC
filed 2002-03-29
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           OHIO                                      34-1462198
           ----                                      ----------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE,
            CLEVELAND, OHIO                                     44114-1195
           ---------------                                      ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


                                 (216) 241-2555
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                          NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                        ON WHICH REGISTERED
               -------------------                        -------------------
         COMMON STOCK, PAR VALUE $0.01                            NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

           COMMON STOCK, $0.01 PAR  VALUE
           -----------------------  -----
                  (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                             ----     ----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2002 was $347,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes    X    No
     ----      ----

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 18, 2002 was 10,189,684.

                       Documents Incorporated by Reference

                                      None

PART I

     RECENT DEVELOPMENTS

     On June 13, 2001, PhoneTel Technologies, Inc. ("PhoneTel") announced that it had signed a letter of intent to merge with Davel Communications, Inc. ("Davel") which is headquartered in Tampa, Florida and operates approximately 54,000 payphones in 44 states and the District of Columbia. On February 19, 2002, the Company executed a definitive merger agreement with Davel (the "Davel Merger Agreement") which was unanimously approved by the boards of directors of both companies. In connection with the expected merger, PhoneTel will become a wholly owned subsidiary of Davel. In addition, in June 2001 the two companies entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger. During the third quarter of 2001, the two companies implemented the servicing agreement by combining field service office operation networks on a geographic basis to gain efficiencies resulting from the increased concentration of payphone service routes. The Company and Davel were able to close 21 district operations facilities, eliminate 104 vehicles, and reduce the number of field service personnel by 114 in connection with the servicing agreement. The companies estimate that this will result in an annual cost saving of approximately $6.0 million, which is reflected in the combined field operations cost that is being shared by both companies in proportion to the number of pay telephones owned by each pursuant to the servicing agreement.

     In connection with the merger, the existing secured lenders of both Davel and PhoneTel have agreed to exchange a substantial amount of debt for equity securities of the respective companies and to restructure the remaining debt. In addition, on February 19, 2002 Davel and PhoneTel have each executed amendments to their existing credit agreements and have entered into a new combined $10,000,000 senior credit facility.

     In connection with PhoneTel's debt exchange, its existing secured lenders will own 87% of PhoneTel's outstanding common stock immediately prior to the merger with the remaining secured debt not to exceed $36,500,000 (compared to $62,635,000 outstanding at December 31, 2001, including accrued interest). Existing holders of PhoneTel common stock will own 9% of PhoneTel's outstanding shares immediately prior to the merger, and 4% will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis. In connection with Davel's debt exchange, its existing secured lenders will own 93% of Davel's outstanding common stock immediately prior to the merger, with the remaining secured debt not to exceed $63,500,000 (compared to approximately $274,000,000 outstanding at December 31, 2001, including accrued interest). Existing shareholders of Davel common stock will own 3% of Davel's outstanding shares immediately prior to the merger, and 4% of the common stock will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis.

      Immediately following the merger, current PhoneTel shareholders will own approximately 3.28% of the shares of Davel common stock and current Davel shareholders will own approximately 1.91%. Of the remaining shares, 4.00% are intended to be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis and the companies' existing lenders will own approximately 90.81%.

     Effective with the merger, the then outstanding debt of both entities, currently in the approximate amount of $337,000,000, will be converted to $100,000,000 in debt of the merged entity through the debt and equity restructuring outlined above. Of this $100,000,000 of restructured debt, $50,000,000 will be amortizing term debt with interest and principal payable from operating cash flows. Payment of the interest and principal on the remaining $50,000,000 of term debt will be payable at maturity. Under the commitment letter issued by the existing secured lenders of both PhoneTel and Davel on February 19, 2002, interest on the term debt will be payable at a rate of 10% per annum and the debt will mature on December 31, 2005. The commitment is contingent upon the consummation of the merger and expires on August 31, 2002. Upon consummation of the debt restructuring described above, the Company estimates, based on the carrying value of its debt at December 31, 2001, that it will have an extraordinary gain relating to the restructuring of approximately $6.7 million.

     The Davel Merger is subject to approval by the shareholders of both companies and the receipt of material third party and governmental approvals and consents. In conjunction with the transaction, PhoneTel will also seek shareholder approval to increase the number of authorized shares of common stock from 45,000,000 to approximately 125,000,000 shares. No dates have been set for the stockholders' meetings.

     As discussed in Note 3 to the consolidated financial statements and Item 7, Liquidity and Capital Resources, the Company has incurred recurring operating losses, has a substantial working capital deficiency and has been unable to comply with the terms of its secured debt agreement. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. The Company believes, but cannot assure, that the new combined $10,000,000 senior credit facility, the operational achieved efficiencies under the servicing agreement, and the additional cost savings expected in connection with the servicing agreement will allow the Company to sustain its operations and meet its obligations through the remainder of 2002, or until the proposed merger with Davel is completed.

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

     The Company has increased its revenue base from 2,350 installed public payphones at December 31, 1993 to 29,583 at March 8, 2002. This growth from 1993 was principally achieved through acquisitions and to a lesser extent through new payphone installations resulting from the Company's internal sales and marketing efforts.

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

     Beginning in 1998, the Company's revenues began to decline as a result of increased competition from providers of wireless communication services and the impact of certain regulatory changes. Since 1998 the Company's strategy has been to improve the Company's operating results through improved assets management, enhanced revenue sources and cost controls. In that regard, the Company's strategy in the last two years has been to remove low revenue payphones that do not meet the Company's minimum criteria of profitability and to improve the density of the Company's payphone routes. During the years ended December 31, 2000 and 2001, the Company removed approximately 3,400 and 2,000 payphones, respectively, many of which have been or will be redeployed to new locations where the potential to generate sufficient revenue is better. The Company has an ongoing program to evaluate and identify payphones for removal that are not economically viable.

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

     The equity interests issued in connection with the Prepackaged Plan were subject to dilution by certain other equity issuances, including the issuance of 205,000 shares of Common Stock (Successor Company) to certain financial advisors for services rendered in connection with the reorganization, and issuances resulting from the exercise of certain options to purchase up to 5% of Common Stock (Successor Company) to be issued by the New Board pursuant to the terms of a management incentive plan ("1999 Management Incentive Plan") and other awards included as part of the Prepackaged Plan.

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

     INDUSTRY OVERVIEW

     Public payphones are primarily owned and operated by RBOCs, other LECs and Independent Payphone Providers ("IPPs"). Certain long distance companies (referred to as interexchange carriers or "IXCs") also own and operate public payphones. In 1998, there were approximately 2.1 million public payphones in the United States that generated revenues of approximately $5.74 billion. As a percentage of revenues, RBOCs and other LECs had 79.8% of this market while IPPs and IXCs had market shares of 15.6% and 4.6%, respectively. Within the United States, the Multimedia Telecommunications Association estimated that there were approximately 342,000 public payphones owned by IPPs. As a result of competition from providers of wireless communication services and the use of prepaid calling cards and other types of dial-around calls, the Company estimates that the number of public payphones have declined by at least one third and the current level of revenues has declined by as much as fifty percent.

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

                                                                             NUMBER OF
                                                         DATE OF             INSTALLED              PRIMARY
                COMPANY ACQUIRED                       ACQUISITION           PAYPHONES           AREAS SERVED
                ----------------                       -----------           ---------           ------------
TDS Telecommunications Corporation ("TDS")            May 18, 1998              3,407        Tennessee, Wisconsin,
                                                                                               Maine, Michigan,
                                                                                                   Minnesota
London Communications, Inc. ("London")                June 10, 1997             2,519           Georgia, North
                                                                                                Carolina, South
                                                                                                   Carolina
American Public Telecom, Inc. ("American")            May 30, 1997                859              Michigan
Advance Pay Systems, Inc. ("Advance")                 May 30, 1997                800              Virginia
Coinlink, LLC ("Coinlink")                          February 14, 1997             300              Oklahoma
RSM Communications, Inc. ("RSM")                    January 31, 1997              292              Tennessee
Americom, Inc. ("Americom")                         January 17, 1997               99               Arizona
Texas Coinphone ("Texas Coinphone")                 January 14, 1997            1,250                Texas
Cherokee Communications, Inc. ("Cherokee")          January 1, 1997            13,949          Texas, New Mexico,
                                                                               ------        Colorado, Utah, Montana
Total installed public payphones acquired
  in the two year period ended December 31, 1998                               23,475
                                                                               ======
Total installed public payphones at March 8, 2002                              29,583
                                                                               ======

     The Company has not made any acquisitions since 1998. With the exception of Cherokee, each of the companies or businesses listed in the foregoing chart was acquired by PhoneTel either as an asset purchase or a stock purchase with a subsequent merger of the acquired entity into the Company, with PhoneTel being the surviving corporation. Cherokee is the Company's sole active subsidiary and is 100% owned by the Company.

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

     The term of a location agreement generally ranges from three to ten years and usually provides for an automatic renewal of the term of the contract unless it is canceled in writing by the Location Owner pursuant to the terms of the agreement. The Company can generally terminate a location agreement on 30 days' prior notice to the Location Owner if the public payphone does not generate sufficient total revenues for two consecutive months. Under certain of the Company's Location Owner agreements, the failure of PhoneTel to remedy a default within a specified period after notice may give the Location Owner the right to terminate such location agreement. The duration of the contract and the commission arrangement depends on the location, number of telephones and revenue potential of the account.

     Substantially all of the Company's public payphones accept coins as well as other forms of payment for local or long-distance calls. The Company's public payphones generate coin revenues primarily from local calls. Prior to October 7, 1997, state regulatory authorities typically set the maximum rate for local coin calls that could be charged by RBOCs, other LECs and IPPs. The Company generally was required to charge the same rate as the RBOCs and the other LECs for local calls in substantially all of the states in which the Company's public payphones are located. In most states that charge was $0.25, although in some jurisdictions the charge was less than $0.25 per local call, and in a limited number of other jurisdictions that had already deregulated the price of local calls, the charge was $0.35. On October 7, 1997, the effective date of the FCC's mandate to deregulate the local coin rate, the Company increased the amount charged to place a local coin call from $0.25 to $0.35 on substantially all of its payphones. See "Regulatory Matters." At the end of 2001 and early 2002, the Company further increased the local coin rate to $0.50. A majority of the Company's pay telephones currently have a local coin rate of $0.50, although rates are lower in some markets due to competitive conditions.

     Traditionally, local coin calls are provided using flat rate service, although some jurisdictions in which the Company's public payphones are located allow call timing, which requires the deposit of an additional amount after a specified period of time has elapsed. The Company pays monthly line and usage charges to LECs or competitive local exchange carriers ("CLECs") for all of its installed public payphones. These charges cover basic telephone service as well as the transport of local coin calls.

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

     TELEPHONE EQUIPMENT SUPPLIERS

     The Company purchases the majority of its payphones from two manufacturers of public payphones, New Intellicall Company, Inc. (formerly Intellicall, Inc.) and Protel, Inc. Although each manufacturer uses similar technology, the Company seeks to install primarily a single brand of telephone within a specific geographic area. This maximizes the efficiency of the Company's field technicians and makes stocking of appropriate spare parts more effective. As a result of the Company's ongoing program to redeploy equipment that is removed from service at unprofitable locations, the Company's current level of demand for new equipment has declined. The Company expects the basic availability of such products and services to continue in the future; however, the continuing availability of alternative sources cannot be assured. Although the Company is not aware of any current circumstances that would require the Company to seek alternative suppliers for any material portion of the products used in the operation of its business, transition from the Company's existing suppliers, if necessary, could have a disruptive effect on the Company's operations and could give rise to unforeseen delays and/or expenses. In connection with the service agreement entered into with Davel, the Company has been utilizing Davel to assemble, repair and refurbish its payphone equipment. It is the Company's policy to place the PhoneTel name on telephones that it installs or acquires.

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

     CUSTOMERS

     The Company's public payphone operations are diversified on both a geographical and customer account basis. Currently, PhoneTel owns and operates public payphones in 45 states and the District of Columbia (approximately 94% of such public payphones are located in 24 states, including 15.1% in Texas) through agreements both with multi-station customers such as shopping centers, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals and with single station customers. No single customer generated 10% or more of PhoneTel's total revenue for the years ended December 31, 1999, 2000, or 2001.

     GOVERNMENT REGULATIONS

     The FCC and state regulatory authorities have traditionally regulated payphone and long-distance services, with regulatory jurisdiction being determined by the interstate or intrastate character of the service and the degree of regulatory oversight varying among jurisdictions. On September 20 and November 8, 1996, the FCC adopted rules and policies to implement section 276 of the Telecommunications Act. The Telecommunications Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the Telecommunications Act on both an interstate and intrastate basis. Among other provisions, the Telecommunications Act granted the FCC the power to preempt state regulations to the extent that any state requirements are inconsistent with the FCC's implementation of section 276.

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

     In September and November 1996, the FCC issued an order implementing section 276 (the "1996 Payphone Order"). In the 1996 Payphone Order, the FCC determined that the best way to ensure fair compensation to independent and LEC payphone providers for each and every call was to deregulate to the maximum extent possible the price of all calls originating from payphones. For local coin calls, the FCC mandated that deregulation of the local coin rate would not occur until October 1997 in order to provide a period of orderly transition from the previous system of state regulation. As a result of the deregulation of the local coin rate, most of the RBOCs and other payphone providers (including PhoneTel) implemented an increase in the local coin rate to $0.35 per call in most jurisdictions. More recently, many of the RBOCs and other payphone providers, including PhoneTel, have further increased the local coin call to $0.50 or more in many jurisdictions.

     To achieve fair compensation for dial-around calls through deregulation and competition, the FCC in the 1996 Payphone Order directed a two-phase transition from a regulated market. Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain IXCs for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone ("Flex Ani"). The FCC required LECs to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the first year after its implementation (the "Interim Period"), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation. Thereafter, the FCC set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The monthly rate during the Interim Period was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls were 131 per phone.

     The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method of allocating payment among IXCs was erroneous. In July 1997, the Appeals Court vacated the 1996 Payphone Order and remanded it to the FCC for further consideration. As a result of this ruling by the Appeals Court, certain IXCs discontinued or reduced the amount of dial-around compensation actually paid to payphone service providers for the Interim Period.

     In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the "1997 Payphone Order"). The FCC utilized a market-based method to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the "Default Rate"). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the Interim Period and reiterated that payphone providers were entitled to compensation for every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

     The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

     In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the Default Rate to $0.238, (the "Adjusted Default Rate) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1996 and 1997 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) became the Adjusted Default Rate for coinless payphone calls through January 31, 2002.

     The 1999 Payphone Order deferred a final ruling on the treatment of dial-around compensation during the Interim Period to a later order; however, it appeared from the 1999 Payphone Order that the Adjusted Default Rate would be applied to the Interim Period. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the Interim Period and the payment period October 7, 1997 through April 20, 1999 (the "Intermediate Period").

     The 1999 Payphone Order was appealed by various parties and in June 2000, the Appeals Court issued its ruling on the matter. The Appeals Court denied all petitions for review of the per-call compensation rate and kept in place the Adjusted Default Rate mandated by the 1999 Payphone Order.

     On January 31, 2002, the FCC released its Fourth Order on Reconsideration and Order on Remand (the "2002 Payphone Order") that provides a partial decision on how retroactive dial-around compensation adjustments for the Interim Period and Intermediate Period may apply. The 2002 Payphone Order increases the flat monthly dial-around compensation rate for true-ups between individual IXCs and PSPs during the Interim Period from $31.178 to $33.892 (the "New Default Rate"). The New Default Rate is based on 148 calls per month at $0.229 per call. The New Default Rate also applies to flat rate dial-around compensation during the Intermediate Period when the actual number of dial-around calls for each payphone is not available. The 2002 Payphone Order excludes resellers but expands the number of IXCs required to pay dial-around compensation during the Interim and Intermediate Periods. It also prescribes the Internal Revenue Service interest rate for refunds as the interest rate to be used to calculate overpayments and underpayments of dial-around compensation for the Interim Period and Intermediate Period.

The 2002 Payphone Order kept in place the Adjusted Default Rate for per-call compensation during the Intermediate and subsequent periods. However, the FCC deferred to a later, as yet unreleased order, the method of allocating dial-around compensation among the IXCs responsible for paying fixed rate per-phone compensation. At the present time, the Company is unable to determine the effect of the final implementation of the 2002 Payphone Order. However, it is possible that any retroactive adjustments for the Interim Period and Intermediate Period could have a material adverse effect on the Company.

     On April 5, 2001, the FCC issued an order which makes the first switched based carrier that issues toll-free numbers to resellers, including prepaid calling card companies, responsible for paying dial-around compensation on coinless calls placed from payphones by individuals utilizing such toll-free numbers. Previously, these carriers were not required to pay dial-around compensation on such calls and were not required to disclose the identity of resellers responsible for payment. The FCC order became effective on November 27, 2001. Although the Company expects this FCC order to improve its ability to identify and collect amounts relating to dial-around calls that would otherwise become uncollectible, the amount of the increase in revenues from dial-around compensation, if any, cannot be determined at this time.

Effect of federal regulation of local coin and dial-around calls
----------------------------------------------------------------

     DIAL-AROUND CALLS. The payments for dial-around calls prescribed in the 1999 and 2002 Payphone Orders significantly increased dial-around compensation revenues to PhoneTel over the levels received prior to implementation of the Telecommunications Act. Market forces and factors outside PhoneTel's control, however, could significantly affect the resulting revenue impact. These factors include the following: (1) resolution by the FCC of the method of allocating the Interim Period flat-rate assessment among the IXCs, (2) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (3) pending litigation in the federal courts concerning the constitutionality or validity of the Telecommunications Act, (4) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (5) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them. Based on the FCC's tentative conclusion in the 1997 Payphone Order, PhoneTel adjusted the amounts of dial-around compensation previously recorded for the period, November 6, 1996 to June 30, 1997, from $45.85 to $37.20 per phone, per month ($0.284 per call multiplied by 131 calls). Based on this adjustment, PhoneTel recorded a charge of $395,000 in the three-month period ended September 30, 1997 to reflect the retroactive reduction in revenue from dial-around compensation relating to 1996. Beginning with the fourth quarter 1997, PhoneTel began receiving dial-around compensation on a per-call basis or, to the extent per-call information was not available, dial-around compensation based on a surrogate rate. In the third quarter of 1997 through the third quarter of 1998, PhoneTel continued to record dial-around compensation at the rate of $37.20 per payphone per month. In the fourth quarter of 1998, based on the reduction in the per-call compensation rate from $0.284 to $0.238 in the FCC's 1999 Payphone Order, PhoneTel recorded an adjustment, which included $3,733,000 applicable to prior years, to further reduce revenue recognized from dial-around compensation for the period November 6, 1996 to September 30, 1998. Beginning in the fourth quarter of 1998, PhoneTel recorded dial-around compensation at the rate of $31.18 per payphone, per month ($0.238 per call multiplied by 131 calls per month).

     Effective April 1999, the per-call compensation rate includes 0.2 cents for Flex Ani costs and became $0.24 per call (or $31.44 per payphone, per month based upon 131 calls per month). The Company continued to record revenue from dial-around compensation at this rate until September 30, 2000. For the year ended December 31, 2000, the Company recorded bad debt losses of $4,944,000 related to dial-around compensation. Of this amount,

$4,429,000 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000 was recorded in the fourth quarter of 2000 due to the lack of progress by the FCC in ordering a true-up for underpayments by IXCs in the Interim Period and a true up to the Adjusted Default Rate for the Intermediate Period, as well as the Company's historical collection experience. In the fourth quarter of 2000, the Company began recording dial-around compensation based on the estimated number of calls per pay telephone that the Company expects to collect at a rate of $0.24 per call.

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

     Other provisions of the Telecommunications Act and FCC Rules
     ------------------------------------------------------------

     As a whole, the Telecommunications Act and FCC Rules have significantly altered the competitive framework of the payphone industry. PhoneTel believes that implementation of the Telecommunications Act and FCC Rules have addressed certain historical inequities in the payphone marketplace and will lead to a more equitable competitive environment for all payphone providers. There are numerous uncertainties in the implementation and interpretation of the Telecommunications Act, however, which make it impossible for PhoneTel to provide assurance that the Telecommunications Act or the FCC Rules will result in a long-term positive impact on PhoneTel. Those uncertainties include the following:

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

          - In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the current rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones effective upon FCC approval of each RBOC's Comparably Efficient Interconnection Plans. Existing contracts between Location Owners and payphone or long-distance providers which were in effect as of February 8, 1996 are grandfathered and will remain in effect.

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

     While RBOCs and other LECs control the largest share of the public payphone markets, the extent to which they will continue to compete with PhoneTel in the future cannot be predicted. In February 2001, Bell South, an RBOC that operates in nine states in the southeastern part of the United States has announced that it plans to phase-out its payphone operations over the next two years. In addition, other IPPs have experienced financial difficulties in recent times which may impair their ability to compete. The Company perceives these situations as opportunities for obtaining new location contracts and plans to pursue these opportunities in the future. The extent to which the Company will be able to secure additional locations for its payphones as a result of these opportunities cannot be determined.

     Some of the other public payphone companies have pursued an acquisition strategy similar to PhoneTel's and frequently compete with PhoneTel for the most favorable public payphone contracts and sites. Although PhoneTel is one of the largest IPPs, most RBOCs and other LECs and long distance carriers have, and some IPPs with which PhoneTel competes may have, substantially greater financial, marketing and other resources than PhoneTel. In addition, in response to competition from public payphone companies, many RBOCs and other LECs have increased their compensation arrangement with Location Owners by offering higher commissions.

     PhoneTel believes the principal competitive factors in the public payphone industry are: (i) the amount of commission payments to Location Owners; (ii) the ability to serve accounts with locations in several LATAs or states; (iii) the quality of service provided to Location Owners and public payphone users; and
(iv) responsiveness to customer service needs.

     EMPLOYEES

     PhoneTel had 237 employees as of February 28, 2002. The Company considers its relations with its employees to be satisfactory. None of the employees of PhoneTel is a party to agreements with any unions.

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

ITEM 2.  PROPERTIES

     The Company's executive offices are located at North Point Tower, 7th Floor, 1001 Lakeside Avenue, Cleveland, Ohio 44114-1195, where the Company leases 32,919 square feet with rent of $41,148 per month. The lease expires on October 31, 2003. The Company also leases approximately 22 district operations facilities with lease terms that are generally three years or less. Such facilities are generally less than 3,000 square feet. In connection with the servicing agreement entered into with Davel (see "Recent Developments"), PhoneTel also shares six district operations facilities that are currently being leased by Davel. The Company considers its facilities adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

     On June 11, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Original Davel Merger Agreement") with Davel Communications Group, Inc. On July 5, 1998, Peoples Telephone Company, Inc., a publicly held, independent pay telephone provider ("Peoples"), also entered into a merger agreement (the "Peoples Merger Agreement") with Davel.

     On September 29, 1998, the Company received a letter from Davel purporting to terminate the Original Davel Merger Agreement. Thereafter, a complaint against the Company was filed in the Court of Chancery of New Castle County, Delaware by Davel, which was subsequently amended, alleging, among other things, equitable fraud and breach of contract relating to the Original Davel Merger Agreement. On October 27, 1998, the Company filed its answer to the amended complaint denying the substantive allegations contained therein and filed a counterclaim against Davel for breach of contract. At the same time, PhoneTel filed a third party claim against Peoples (acquired by Davel on December 23, 1998) for tortuous interference with contract alleging that Peoples induced Davel to not comply with the terms of the Original Davel Merger Agreement. The counterclaim and third party claim seek specific performance from Davel, which would require Davel to comply with the terms of the Original Davel Merger Agreement or, alternatively, for compensatory damages and costs of an unspecified amount. On February 19, 2002, the Company and Davel entered into a settlement agreement which provides for the dismissal of each company's claims at the time the current merger of the companies is completed.

     The Company is not a party to any other legal proceedings which, individually or in the aggregate, would have a material adverse effect on the Company's business, results of operations, financial condition, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted to a vote of the Company's shareholders.

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

     Pursuant to the terms of the Prepackaged Plan, the Company issued and at December 31, 2001 had outstanding New Warrants to purchase 1,077,024 shares of Common Stock, (Successor Company) through November 17, 2002 at an exercise price of $10.50 per share. The New Warrants were to be traded over-the-counter and quoted on the National Quotation Service Pink Sheets under the symbol PHTEW. To date, no established public trading market has developed for the New Warrants.

     The following table sets forth on a per share basis, for the periods indicated, the high and low bid prices of the Common Stock as reported for over-the-counter quotations. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                          Price Range
                                                                                      High             Low
                                                                                      ----             ---
COMMON STOCK

2000:
First Quarter.................................................................     $  2.38         $  1.00
Second Quarter................................................................        1.25            0.28
Third Quarter.................................................................        0.53            0.28
Fourth Quarter................................................................        0.31            0.13

2001:
First Quarter.................................................................        0.31            0.17
Second Quarter................................................................        0.17            0.12
Third Quarter.................................................................        0.11            0.01
Fourth Quarter................................................................        0.05            0.01

As of February 28, 2002, there were 1,992 shareholders of record. The closing market price of the Company's Common Stock was $0.05 per share on March 18, 2002.

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

SALES AND ISSUANCES OF COMMON STOCK

     There were no unregistered sales or issuances of the Company's securities during 2001.

ITEM 6.  SELECTED FINANCIAL DATA

               The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes thereto and other financial information included herein.


                                                                               PREDECESSOR COMPANY
                                                             ------------------------------------------------------
                                                                                                    TEN MONTHS
Statement of Operations Data:                                                                     AND SEVENTEEN
(In thousands except share and per share amounts)                 YEAR ENDED DECEMBER 31            DAYS ENDED
                                                             --------------------------------       NOVEMBER 17
                                                                 1997              1998                1999
                                                             --------------   ---------------   -------------------
Revenues:
      Coin calls                                                   $58,520           $52,544               $36,220
      Non-coin telecommunication services                           39,292            31,516                25,065
      Dial-around compensation adjustment                             (395)           (3,733)                    -
      Other                                                            500               143                   210
                                                             --------------   ---------------   -------------------
                                                                    97,917            80,470                61,495
                                                             --------------   ---------------   -------------------

OPERATING EXPENSES:
      Line and transmission charges                                 24,518            29,607                17,575
      Location commissions                                          16,628            14,179                11,263
      Field operations                                              21,100            22,009                18,043
      Selling, general and administrative                           10,713            12,354                 9,156
      Depreciation and amortization                                 21,525            23,731                20,719
      Provision for uncollectible accounts receivable                  267               428                   345
      Charges relating to location contracts                             -                 -                   864
      Other unusual charges and contractual settlements              9,095             2,762                 1,030
                                                             --------------   ---------------   -------------------
                                                                   103,846           105,070                78,995
                                                             --------------   ---------------   -------------------
           Loss from operations                                     (5,929)          (24,600)              (17,500)
                                                             --------------   ---------------   -------------------
OTHER INCOME (EXPENSE):
      Interest expense - related parties                            (1,994)           (1,400)                    -
      Interest expense - others                                    (15,891)          (19,364)              (19,575)
      Interest and other income                                        560               547                   191
                                                             --------------   ---------------   -------------------
                                                                   (17,325)          (20,217)              (19,384)
                                                             --------------   ---------------   -------------------

Loss before extraordinary item                                     (23,254)          (44,817)              (36,884)
Extraordinary item:
      Gain (loss) on extinguishment of debt                              -                 -                77,172
                                                             --------------   ---------------   -------------------
      NET INCOME (LOSS)                                           ($23,254)         ($44,817)              $40,288
                                                             ==============   ===============   ===================
Net income (loss) applicable to common shareholders               ($24,262)         ($46,213)              $39,078

Net income (loss) per common share, basic and diluted               ($1.51)           ($2.73)                $2.08

Weighted average number of shares, basic and diluted            16,040,035        16,923,499            18,754,133

EBITDA from recurring operations    (1)                            $24,691            $1,893                $5,113

Cash flow provided by (used in):
      Operating activities                                         ($4,720)          ($6,470)                ($685)
      Investing activities                                         (57,197)           (6,763)               (1,882)
      Financing activities                                          21,998            12,482                 3,375

BALANCE SHEET DATA:

Total assets                                                      $169,826          $150,674              $127,804

Long-term debt and mandatorily redeemable preferred
      stock, less current portion of debt   (2)                    157,938             9,118                47,992

Shareholders' equity (deficit)                                      (4,042)          (51,598)               63,492

Cash dividends per common share                                          -                 -                     -


                                                                                     SUCCESSOR COMPANY
                                                               -----------------------------------------------------------
                                                                   ONE MONTH
Statement of Operations Data:                                    AND THIRTEEN
(In thousands except share and per share amounts)                 DAYS ENDED              YEAR ENDED DECEMBER 31
                                                                   DECEMBER 31     ---------------------------------------
                                                                     1999                  2000               2001
                                                               ------------------   --------------------------------------
Revenues:
      Coin calls                                                          $4,378               $33,110            $26,911
      Non-coin telecommunication services                                  2,667                25,147             17,060
      Dial-around compensation adjustment                                      -                     -                  -
      Other                                                                   26                   587              1,000
                                                               ------------------   --------------------------------------
                                                                           7,071                58,844             44,971
                                                               ------------------   --------------------------------------

OPERATING EXPENSES:
      Line and transmission charges                                        2,088                17,211             16,378
      Location commissions                                                   968                 8,467              7,382
      Field operations                                                     2,184                17,405             12,822
      Selling, general and administrative                                  1,359                 9,056              7,691
      Depreciation and amortization                                        2,316                17,469             12,986
      Provision for uncollectible accounts receivable                         59                 4,944                328
      Charges relating to location contracts                                   -                21,205             17,582
      Other unusual charges and contractual settlements                     (333)                  579                862
                                                               ------------------   --------------------------------------
                                                                           8,641                96,336             76,031
                                                               ------------------   --------------------------------------
           Loss from operations                                           (1,570)              (37,492)           (31,060)
                                                               ------------------   --------------------------------------
OTHER INCOME (EXPENSE):
      Interest expense - related parties                                       -                     -                  -
      Interest expense - others                                           (1,162)              (11,168)           (11,345)
      Interest and other income                                               38                   254               (176)
                                                               ------------------   --------------------------------------

                                                                          (1,124)              (10,914)           (11,521)
                                                               ------------------   --------------------------------------

Loss before extraordinary item                                            (2,694)              (48,406)           (42,581)
Extraordinary item:
      Gain (loss) on extinguishment of debt                                    -                     -                  -
                                                               ------------------   --------------------------------------
      NET INCOME (LOSS)                                                  ($2,694)             ($48,406)          ($42,581)
                                                               ==================   ======================================
Net income (loss) applicable to common shareholders                      ($2,694)             ($48,406)          ($42,581)

Net income (loss) per common share, basic and diluted                     ($0.26)               ($4.75)            ($4.18)

Weighted average number of shares, basic and diluted                  10,188,630            10,189,684         10,189,684

EBITDA from recurring operations    (1)                                     $413                $1,761               $370

Cash flow provided by (used in):
      Operating activities                                                 ($852)               $1,260               $587
      Investing activities                                                  (420)               (2,429)              (445)
      Financing activities                                                   396                  (106)              (342)

BALANCE SHEET DATA:

Total assets                                                            $124,399               $81,189            $49,428

Long-term debt and mandatorily redeemable preferred
      stock, less current portion of debt   (2)                           48,642                 1,062              1,116

Shareholders' equity (deficit)                                            60,798                12,431            (30,150)

Cash dividends per common share                                                -                     -                  -

(1) EBITDA from recurring operations represents earnings before interest income and expense, depreciation, amortization, charges relating to location contracts, other unusual charges and contractual settlements, and extraordinary items. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as defined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

(2) At December 31, 1998, 2000, and 2001 certain long-term debt was classified as a current liability because the Company was not in compliance with certain financial covenants or was in default on such debt, or the debt was otherwise due within one year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements, other than historical facts, contained in this Form 10-K are "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 2002 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, increased use of wireless communications, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to consummate the previously announced merger with Davel and substantial debt restructuring contemplated thereby, and if consummated, the Company's ability to successfully integrate its operations with Davel's; (iii) impairment of the Company's liquidity arising from potential actions of lenders with respect to defaults under the Company's debt agreement; (iv) regulatory changes effecting the dial-around compensation rate and the coin drop rate and
(v) the ability of the Company to continue to realize efficiencies generated by the Servicing Agreement with Davel. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.

     OVERVIEW

     The Company derives substantially all of its revenues from coin calls and non-coin calls placed from its public pay telephones. Coin revenue is generated from local and long-distance calls that are placed from the Company's public pay telephones. Non-coin revenue is generated from calling card, credit card, collect and third party billed calls. Typically, each public pay telephone has a presubscribed (dedicated) provider of long distance and operator services. The Company receives revenues for non-coin calls placed from its public pay telephones from its presubscribed long distance and operator service provider ("OSP") based on the volume of calls carried by the OSP and the amount of revenue generated by those calls. The Company also receives dial-around compensation (revenue from non-coin calls placed from the Company's payphones utilizing a carrier other than the Company's presubscribed OSP). Net revenue from dial-around compensation was $14,980,000, $13,442,000, and $9,877,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

     Effective November 6, 1996, pursuant to FCC regulations, the Company derived additional revenues from dial-around calls placed from its public pay telephones. From November 6, 1996 to June 30, 1997, the Company recorded gross dial-around revenues at the then mandated rate of $45.85 per telephone per month, compared with the flat fee of $6.00 per telephone per month in place prior to November 6, 1996. Pursuant to the FCC's Second Report and Order, in the third quarter of 1997, the Company began recording gross dial-around revenue at a rate of $37.20 per installed pay telephone per month and recorded a charge for the retroactive reduction in the dial-around compensation rate from $45.85 to $37.20 per pay telephone per month, applicable to the November 6, 1996 to September 30, 1997 period. From October 1997 to September 1998, the Company recorded dial-around compensation at a per-call rate of $0.284 based on the Company's estimate of the actual number of dial-around calls ($37.20 per month based on 131 calls per month) placed from each of its public pay telephones. In the fourth quarter 1998, pursuant to the FCC's Third Report and Order, the Company recorded revenues from dial-around compensation based upon a per-call rate of $0.238 and recorded a retroactive adjustment to reduce revenues previously recorded at a rate of $0.284 per-call. This adjustment included a charge of $3,733,000 in 1998 to reflect the reduction in the dial-around compensation rate for the period November 6, 1996 to December 31, 1997 as a result of this regulatory change. In the fourth quarter of 2000, the Company began reporting revenues based on the estimated number of monthly dial-around calls per phone and the current per-call compensation rate of $0.24. In the fourth quarter of 2000, the Company also recorded a bad debt loss of $4,429,000 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000 to more closely reflect the Company's historical collection experience and the number of calls for which the Company expects to be compensated.

     In October 1997, states were required to deregulate the price of a local phone call, which has allowed the Company to increase its local coin call rate thereby generating additional revenues. Effective October 7, 1997, the Company increased the local coin call rate at a majority of its pay telephones to $0.35 in states in which the local call rate was previously limited to $0.25. At the end of 2001 and early 2002, the Company further increased the local coin call rate to $0.50. A majority of the Company's pay telephones currently charge a local coin rate of $0.50 although rates are lower in some markets due to competitive conditions. However, there can be no assurance as to the ultimate effect of recently adopted FCC regulations on the Company's business, results of operations or financial condition or, that such regulation will withstand judicial review. See "Business -- Governmental Regulations."

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

     Since the end of 1998, the Company has initiated several profit improvement measures. The Company has been able to obtain lower local access line charges through negotiations and promotional programs with certain of its incumbent LECs or by utilizing competitive LECs ("CLECs"). The Company entered into agreements with new OSPs to obtain an improvement in rates for operator service revenues and long distance line charges. The Company reduced the number of field operations personnel and related costs, abandoned location contracts relating to approximately 7,300 unprofitable phones and, prior to the implementation of the servicing agreement with Davel, closed eight district operations facilities to reduce costs. The Company also reduced the number of administrative and sales personnel and eliminated or reduced certain non-essential expenses. The Company believes these measures will continue to have a positive impact on the results of its operations.

Proposed Merger with Davel Communications, Inc.

     As more fully set forth in "Recent Developments", the Company executed a definitive merger agreement with Davel on February 19, 2002 which was unanimously approved by the boards of directors of both companies. In connection with the expected merger, PhoneTel will become a wholly owned subsidiary of Davel and the existing secured lenders of both Davel and PhoneTel will exchange a substantial amount of debt for equity securities of the respective companies and restructure the remaining debt. In addition, on February 19, 2002 Davel and PhoneTel have each executed amendments to their existing credit agreements and have entered into a new combined $10,000,000 senior credit facility. See Item 1 - "Recent Developments".

     In addition, on June 13, 2001, the two companies entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger. During the third quarter of 2001, the two companies implemented the servicing agreement by combining field service office operation networks on a geographic basis to gain efficiencies resulting from the increased concentration of payphone service routes. The Company and Davel were able to close 21 district operations facilities, eliminate 104 vehicles, and reduce the number of field service personnel by 114 in connection with the servicing agreement. The companies estimate that this will result in an annual cost saving of approximately $6.0 million, which is reflected in the combined field operations cost that is being shared by both companies in proportion to the number of pay telephones owned by each pursuant to the servicing agreement.

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

     The Predecessor Company's financial statements through to November 17, 1999 are not comparable to the reorganized Company's financial statements subsequent to November 17, 1999. (See Note 13 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the year ended December 31, 1999 for the Predecessor and Successor Company combined is being compared to 2000 and 2001 since the results of operations are comparable except for the extraordinary item and the elimination of interest expense relating to the Predecessor Company's Senior Notes, which resulted from the implementation of the Prepackaged Plan, and the effect on depreciation and amortization of adopting fresh start reporting.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information derived from the Company's Consolidated Statements of Operations, included elsewhere in this Form 10-K.

                                                                         (In thousands)
                                                                      Year Ended December 31
                                                             --------------------------------------
                                                             1999             2000             2001
                                                             ----             ----             ----
Revenues:
     Coin calls......................................   $   40,598      $    33,110       $    26,911
     Non-coin telecommunication services.............       27,732           25,147            17,060
     Other ..........................................          236              587             1,000
                                                        ----------      -----------       -----------
     Total revenues..................................       68,566           58,844            44,971
                                                        ----------      -----------       -----------
Operating expenses:
     Line and transmission charges...................       19,663           17,211            16,378
     Location commissions............................       12,231            8,467             7,382
     Field operations................................       20,227           17,405            12,822
     Selling, general and administrative.............       10,515            9,056             7,691
     Depreciation and amortization...................       23,035           17,469            12,986
     Provision for uncollectible accounts receivable.          404            4,944               328
     Charges relating to location contracts..........          864           21,205            17,582
     Other unusual charges and
        contractual settlements......................          697              579               862
                                                        ----------      -----------       -----------
     Total operating expenses........................       87,636           96,336            76,031
                                                        ----------      -----------       -----------
Loss from operations.................................      (19,070)         (37,492)         (31,060)
                                                        ----------      -----------       -----------
Other income (expense):
     Interest expense................................      (20,737)         (11,168)         (11,345)
     Interest and other income (expense).............          229              254             (176)
                                                        ----------      -----------       -----------
     Total other income (expense)....................      (20,508)         (10,914)         (11,521)
                                                        ----------      -----------       -----------
Loss before extraordinary item.......................      (39,578)         (48,406)         (42,581)
Extraordinary gain on extinguishment of debt.........       77,172                -                 -
                                                        ----------      -----------       -----------
Net income (loss)....................................   $   37,594         ($48,406)         ($42,581)
                                                        ==========      ===========      ============
Cash flow provided by (used in):
     Operating activities............................      ($1,537)     $     1,260       $       587
     Investing activities............................       (2,302)          (2,429)             (445)
     Financing activities............................        3,771             (106)             (342)

EBITDA from recurring operations (1).................        5,526            1,761               370

(1) See Item 6, Selected Financial Data for definition of EBITDA from recurring operations.

     The Company's reported results of operations can be affected by the use of estimates and the Company's critical accounting policies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates, among others, include amounts relating to the carrying value of the Company's accounts receivable and payphone location contracts and the related revenues and expenses applicable to dial-around compensation and asset impairment. Actual results could differ from those estimates.

     Revenues from coin calls, reselling operator assisted and long distance services, and compensation for dial-around calls are recognized in the period in which the customer places the related call. The FCC has the authority pursuant to the Telecommunications Act of 1996 to effect rates related to revenue from dial-around compensation, including retroactive rate adjustments and refunds. (See discussion of revenues from non-coin telecommunication services under "Year Ended December 31, 2001 Compared to Year Ended December 31, 2000"). Rate adjustments arising from FCC rate actions that require refunds to interexchange or other carriers are recorded in the first period that they become both probable of payment and estimable in amount. Rate adjustments that result in payments to the Company by interexchange or other carriers are recorded when received.

     Under the Company's accounting policy relating to asset impairment, the Company periodically evaluates potential impairment of long-lived assets based upon the cash flows derived from each of the Company's operating districts, the lowest level for which operating cash flows for such asset groupings are identifiable. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows expected to be generated by the Company's asset groups (including any salvage values) are less than the related assets' carrying value. Impairment is measured based on the difference between the higher of the fair value of the assets or present value of the discounted expected future cash flows and the assets' carrying value. No impairment was incurred in 1999. In 2000 and 2001, the Company incurred asset impairment losses relating to its payphone location contracts of $14,787,000 and $15,830,000, respectively, as more fully described below.

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     REVENUES Total revenues decreased by $13,873,000 or 23.6% from $58,844,000 for the year ended December 31, 2000 to $44,971,000 for the year ended December 31, 2001. This decrease is primarily due to a decrease in the average number of installed pay telephones, a decline in coin call volume, and the decrease in revenues from non-coin telecommunication services, including dial-around compensation, as discussed below. The average number of installed pay telephones decreased from 36,841 for the year ended December 31, 2000 to 33,754 for the year ended December 31, 2001, a decrease of 3,087, or 8.4%. This decrease was principally due to expired location contracts which were not renewed and the removal of approximately 3,400 unprofitable pay telephones in the last half of 2000 and approximately 2,000 pay telephones in the third quarter of 2001.

     Revenues from coin calls were $33,110,000 and $26,911,000 for the years ended December 31, 2000 and 2001, respectively. This decrease of $6,199,000, or 18.7%, is primarily due to a decrease in the average number of payphones and a decline in the number of local and long distance coin calls. Long distance and local call volumes and coin revenues have been adversely affected by the growth of wireless communication services, which serve as an increasingly competitive alternative to payphone usage. Coin revenues from long distance calls have also declined due to the impact of prepaid calling cards and other types of dial-around calls placed from the Company's payphones as discussed below.

     Revenues from non-coin telecommunication services decreased by $8,087,000 or 32.2%, from $25,147,000 for the year ended December 31, 2000 to $17,060,000 for the year ended December 31, 2001. Of this decrease, long distance revenues from operator service providers decreased by $4,522,000 or 38.6% principally due to a reduction in the number of operator service calls resulting from the decline in the average number of installed pay telephones, continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom and the use of prepaid phone cards. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. Revenues from dial-around compensation decreased by $3,565,000 or 26.5% compared to 2000 primarily due to the decrease in the average number of installed pay telephones and a reduction in the estimated number of dial-around calls used to record revenues beginning in the fourth quarter of 2000 as discussed below. The reduction in the average number of dial-around calls per phone was also primarily due to the increased use of wireless communication services by consumers.

     Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act ("Section 276"), the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones (the "1996 Payphone Order"). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers ("IXCs") for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone ("Flex Ani"). The FCC required local exchange carriers ("LECs") to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the November 6, 1996 to October 7, 1997 period (the "Interim Period"), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation. Thereafter, the FCC set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The Interim Period monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls were 131 per phone.

     The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method of allocating payment among IXCs was erroneous. In July 1997, the Appeals Court vacated the 1996 Payphone Order and remanded it to the FCC for further consideration. As a result of this ruling by the Appeals Court, certain IXCs discontinued or reduced the amount of dial-around compensation actually paid to payphone service providers for the Interim Period.

     In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the "1997 Payphone Order"). The FCC utilized a market-based method to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the "Default Rate"). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the Interim Period and reiterated that payphone providers were entitled to compensation for every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

     The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

     In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the Default Rate to $0.238, (the "Adjusted Default Rate) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1996 and 1997 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) became the Adjusted Default Rate for coinless payphone calls through January 31, 2002.

     The 1999 Payphone Order deferred a final ruling on the treatment of dial-around compensation during the Interim Period to a later order; however, it appeared from the 1999 Payphone Order that the Adjusted Default Rate would be applied to the Interim Period. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through April 20, 1999. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the decrease in the per-call compensation rate to the Adjusted Default Rate.

     The 1999 Payphone Order was appealed by various parties and in June 2000, the Appeals Court issued its ruling on the matter. The Appeals Court denied all petitions for review of the per-call compensation rate and kept in place the Adjusted Default Rate mandated by the 1999 Payphone Order. Due to the lack of progress by the FCC in ordering a true-up for underpayments by IXCs during the Interim Period and a true-up for overpayments by IXCs to the Adjusted Default Rate for the payment period October 7, 1997 to April 20, 1999, (the "Intermediate Period") as well as the Company's historical collection experience, the Company recorded a bad debt loss of $4,944,000 in 2000. Of this amount, $4,429,000 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000 was recorded in the fourth quarter of 2000. In the fourth quarter of 2000, the Company began reporting revenues from dial-around compensation based on $0.24 per call and the Company's current estimate of the average monthly compensable calls per phone to more closely reflect the Company's historical collection experience and expected future call volume.

     On January 31, 2002, the FCC released its Fourth Order on Reconsideration and Order on Remand (the "2002 Payphone Order") that provides a partial decision on how retroactive dial-around compensation adjustments for the Interim Period and Intermediate Period may apply. The 2002 Payphone Order increases the flat monthly dial-around compensation rate for true-ups between individual IXCs and PSPs during the Interim Period from $31.178 to $33.892 (the "New Default Rate"). The New Default Rate is based on 148 calls per month at $0.229 per call. The New Default Rate also applies to flat rate dial-around compensation during the Intermediate Period when the actual number of dial-around calls for each payphone is not available. The 2002 Payphone Order excludes resellers but expands the number of IXCs required to pay dial-around compensation during the Interim and Intermediate Periods. It also prescribes the Internal Revenue Service interest rate for refunds as the interest rate to be used to calculate overpayments and underpayments of dial-around compensation for the Interim Period and Intermediate Period.

     The 2002 Payphone Order kept in place the Adjusted Default Rate for per-call compensation during the Intermediate and subsequent periods. However, the FCC deferred to a later, as yet unreleased order, the method of allocating dial-around compensation among the IXCs responsible for paying fixed rate per-phone compensation. At the present time, the Company is unable to determine the effect of the final implementation of the 2002 Payphone Order. However, it is possible that any retroactive adjustments for the Interim Period and Intermediate Period could have a material adverse effect on the Company.

     On April 5, 2001, the FCC issued an order which makes the first switched based carrier that issues toll-free numbers to resellers, including prepaid calling card companies, responsible for paying dial-around compensation on coinless calls placed from payphones by individuals utilizing such toll-free numbers. Previously, these carriers were not required to disclose the identity of resellers responsible for payment. The FCC order became effective on November 27, 2001. Although the Company expects this FCC order to improve its ability to identify and collect amounts relating to dial-around calls that would otherwise become uncollectible, the amount of the increase in revenues from dial-around compensation, if any, cannot be determined at this time.

     Other revenues were $587,000 and $1,000,000 for the years ended December 31, 2000 and 2001, respectively. This increase of $413,000 was primarily due to a $426,000 increase in revenues from telecommunication contractor services provided to Urban Telecommunications, Inc., a related party.

    OPERATING EXPENSES. Total operating expenses decreased $20,305,000, or 21.1%, from $96,336,000 for the year ended December 31, 2000 to $76,031,000 for the year ended December 31, 2001. This decline was due to decreases in substantially all operating expense categories. Such decreases in operating expenses were due to the decrease in the average number of installed pay telephones, the decrease in the number of sales, administrative and operating personnel, other cost reduction programs and the implementation of the servicing agreement with Davel.

     In 2001, line and transmission charges declined by $833,000, or 4.8%. Line and transmission charges were $17,211,000 in 2000 and $16,378,000 in 2001 and represented 29.2% and 36.4% of total revenues for the years ended December 31, 2000 and 2001, respectively. The dollar decrease was due to the decrease in the average number of installed pay telephones, the decrease in local and long distance line charges that are based upon call volumes and duration, and lower line charges resulting from the use of CLECs. This decrease was partially offset by approximately $1,783,000 of credits in 2000 relating to the recovery of prior years' sales and excise taxes charged by LECs. The increase as a percentage of revenues is primarily due to the lower revenues reported in 2001.

     Location commissions were $8,467,000 in 2000 and $7,382,000 in 2001. Location commissions declined by $1,085,000, or 12.8%, and represented 14.4% and 16.4% of total revenues for the years ended December 31, 2000 and 2001, respectively. The dollar decrease reflects the effect of the decrease in revenues in 2001 compared to 2000 which is used as the basis for calculating location commissions. The percentage increase is due to the use of higher commission accrual rates in 2001 to recognize the increasing commission rates resulting from location contracts with new and existing location providers and to reflect the removal of unprofitable phones which tend to have lower commission rates.

     Field operations, which consist principally of personnel costs, rents and utilities of the local service facilities, and repair and maintenance of the Company's installed pay telephone base, decreased $4,583,000, or 26.3%, from $17,405,000 in 2000 to $12,822,000 for the year ended December 31, 2001. Field operations as a percentage of total revenues decreased from 29.6% of total revenues for the year ended December 31, 2000 to 28.5% of total revenues in 2001. The dollar and percentage decreases in 2001 compared to 2000 was primarily due to lower aggregate payroll and vehicle costs resulting from the reduction in personnel, a decrease in sales and other taxes based on revenues, a decrease in service and repair part costs and other cost reductions. Included in the decrease in sales and other taxes are credits of $449,000 in 2000 and $833,000 in 2001 for reductions in sales tax assessments previously recorded as expense. A portion of the decrease in payroll and other field operations expenses is attributable to efficiencies resulting from the implementation of the servicing agreement with Davel during the third quarter of 2001.

     Selling, general and administrative ("SG&A") expenses decreased
$1,365,000, or 15.1%, from $9,056,000 for the year ended December 31, 2000 to
$7,691,000 for the year ended December 31, 2001. SG&A expenses represented 15.4% of total revenues for the year ended December 31, 2000 and 17.1% in 2001. The dollar decrease was due to a decrease in administrative and sales personnel, a reduction in corporate office telephone expense and other decreases in administrative expenses as a result of cost reduction efforts in 2001. The increase as a percentage of revenues is primarily due to lower revenues reported in 2001.

     Depreciation and amortization decreased $4,483,000, or 25.7%, from $17,469,000 for the year ended December 31, 2000 to $12,986,000 for the year ended December 31, 2001. Depreciation and amortization represented 29.7% of total revenues for the year ended December 31, 2000 and 28.9% of total revenues for the year ended December 31, 2001, a decrease of 0.8%. The dollar and percentage decreases were primarily due to a $4,280,000 reduction in amortization expense in 2001. This reduction in amortization expense was due to a $21,205,000 write-off of intangible assets relating to losses on asset impairment and the abandonment of payphone location contracts recorded in the last half of 2000 and, to a lesser extent, the $17,582,000 write-off of intangible assets in 2001.

     The provision for uncollectible accounts receivable decreased $4,616,000 from $4,944,000 in 2000 to $328,000 in 2001. The provision for uncollectible accounts receivable represented 8.4% of total revenues in 2000 and 0.7% in 2001, a decrease of 7.7%. The dollar and percentage decreases were due to the write-off of accounts receivable relating to dial-around compensation in 2000 to more closely reflect the actual number of dial-around calls for which the Company currently expects to be paid.

     Charges relating to location contracts decreased $3,623,000 from $21,205,000 for the year ended December 31, 1999 to $17,582,000 for the year ended December 31, 2001. In 2000, the loss consisted of $6,418,000 relating to the removal of 3,376 unprofitable pay telephones as part of the Company's continuing program to evaluate the profitability of its payphones. The loss in 2000 also included an asset impairment loss of $14,787,000 to write-down the carrying value of the Company's payphone location contracts to their estimated fair value. In 2001, the loss consisted of $1,752,000 relating to the removal of 1,960 unprofitable pay telephones and an asset impairment loss of $15,830,000. Charges relating to location contracts represented 36.0% of total revenues in 2000 and 39.1% of total revenues in 2001.

     Other unusual charges and contractual settlements increased $283,000 from $579,000 for the year ended December 31, 2000 to $862,000 for the year ended December 31, 2001. For the year ended December 31, 2000, other unusual charges and contractual settlements consisted of: (i) professional fees and other costs related to the company's Prepackaged Plan, $78,000; (ii) other contractual settlements, $284,000; and (iii) costs relating to unsuccessful refinancing efforts and other matters, $217,000. In 2001, other unusual charges contractual settlements consisted of: (i) costs relating to the Davel Merger Agreement, $650,000; (ii) settlement of an employee contractual obligation, $108,000; (iii) other contractual settlements, $21,000; and (iv) other non-recurring charges, $83,000. Other unusual charges and contractual settlements represented 1% and 1.9% of total revenues in 2000 and 2001, respectively.

     OTHER INCOME (EXPENSE). Other income (expense) is comprised principally of interest expense incurred on debt and interest and other income (expense). Total interest expense increased $177,000, or 1.6%, from $11,168,000 for the year ended December 31, 2000 to $11,345,000 for the year ended December 31, 2001. Interest expense represented 19.0% of total revenues for the year ended December 31, 2000 and 25.2% of total revenues for the year ended December 31, 2001, an increase of 6.2%. The dollar and percentage increases in interest expense were due to an increase in the outstanding balance of the Company's secured debt resulting from the capitalization of interest and fees in 2001, offset by a reduction in the interest rate which varies with the lenders' base interest rate. Interest and other income (expense) decreased $430,000, from $254,000 in 2000 to ($176,000) in 2001. This decrease was primarily due to a $378,000 loss on the sale of approximately 1,080 payphones and related operating assets for two of the Company's district operations facilities located in Montana. The Company received $648,000 for the sale of these assets in December 2001, a portion of which was used to pay principal on its secured debt.

     EBITDA FROM RECURRING OPERATIONS. EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, charges relating to location contracts, other unusual charges and contractual settlements and extraordinary items) decreased $1,391,000, or 79.0%, from $1,761,000 for the year ended December 31, 2000 to $370,000 for the year ended December 31, 2001. EBITDA from recurring operations represented 3.0% of total revenues for the year ended December 31, 2000 and 0.8% of total revenues for the year ended December 31, 2001, a decrease of 2.2%. The dollar and percentage decreases are primarily due to the decrease in revenues offset by decreases in certain operating expenses . EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles), as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity.

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

     Revenues from non-coin telecommunication services decreased by $2,585,000 or 9.3%, from $27,732,000 for the year ended December 31, 1999 to $25,147,000 for the year ended December 31, 2000. Of this decrease, long distance revenues from operator service providers decreased by $1,047,000 or 8.2% principally due to a reduction in the number of operator service calls resulting from the decline in the average number of installed pay telephones, continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom and the use of prepaid phone cards. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communications. These decreases in long distance revenues were partially offset by higher commission rates received as a result of a change in the Company's primary operator service provider in January 2000. Revenues from dial-around compensation decreased by $1,538,000 or 10.3% compared to 1999 primarily due to the decrease in the average number of installed pay telephones and a reduction in the estimated number of dial-around calls used to record revenues at the end of 2000. In the fourth quarter of 2000, the Company reported revenues at a rate of $27.00 per pay telephone per month based on $0.24 per call and an estimated 114 calls per pay telephone per month to more closely reflect the actual number of calls for which the Company expects to be compensated.

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

     SG&A expenses decreased $1,459,000, or 13.9%, from $10,515,000 for the year ended December 31, 1999 to $9,056,000 for the year ended December 31, 2000. SG&A expenses represented 15.3% of total revenues for the year ended December 31, 1999 and 15.4% in 2000. The dollar decrease was due to a decrease in administrative and sales personnel, a reduction in corporate office telephone expense and other decreases in administrative expenses as a result of cost reduction efforts in 2000. The increase as a percentage of revenues is primarily due to lower revenues reported in 2000.

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

     EBITDA FROM RECURRING OPERATIONS. EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, charges relating to location contracts, other unusual charges and contractual settlements and extraordinary items) decreased $3,765,000, or 68.1%, from $5,526,000 for the year ended December 31, 1999 to $1,761,000 for the year ended December 31, 2000. EBITDA from recurring operations represented 8.1% of total revenues for the year ended December 31, 1999 and 3.0% of total revenues for the year ended December 31, 2000, a decrease of 5.1%. The dollar and percentage decreases are primarily due to the decrease in revenues and the increase in the provision for uncollectible accounts receivable relating to dial-around compensation offset by decreases in certain operating expenses. See "Liquidity and Capital Resources "for a discussion of cash flows from operating, investing and financing activities.

LIQUIDITY AND CAPITAL RESOURCES

     On February 19, 2002, in connection with the Davel Merger Agreement, PhoneTel and Davel jointly entered into a new $10,000,000 senior secured credit facility (the "Senior Credit Agreement") with Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "Senior Lenders"). Under the Senior Credit Agreement, PhoneTel and Davel each received $5,000,000 of loan proceeds and will each pay 50% of the interest, fees and principal due thereunder. The companies have joint and several liability for this obligation and each would be responsible for the entire obligation in the event of default by the other party.

     The Senior Credit Agreement is secured by substantially all of the assets of PhoneTel and Davel and provides for the payment of monthly interest at 15% per annum and, beginning July 31, 2002, monthly principal payments of $833,000 through the earlier of June 30, 2003, the maturity date of the loan, or the termination of the Davel Merger

Agreement (which will occur on August 31, 2002 if not then extended by the Lenders). The Senior Credit Agreement also provides for the payment of a 1% loan fee, loan costs incurred by the Senior Lenders, and advanced payments of principal from excess cash flow or certain types of cash receipts. The Company incurred $190,000 for its share of costs and loan fees. The Senior Credit Agreement also requires PhoneTel and Davel to maintain a minimum level of combined earnings (as defined in the Senior Credit Agreement) and limits the incurrence of cash expenditures and indebtedness, the payment of dividends, and certain asset disposals.

     CASH FLOWS FROM OPERATING ACTIVITIES Net cash provided by (used in) operating activities during the fiscal years ended December 31, 1999, 2000 and 2001 was ($1,537,000), $1,260,000, and $587,000, respectively. Net cash provided by (used in) operating activities consisted primarily of the funding of operating losses (before extraordinary item) and the decrease in current liabilities in 1999, offset by depreciation and amortization, the increase in current liabilities in 2000, non-cash charges relating to location contracts and accounts receivable, and non-cash interest charged to expense. The decrease in non-cash interest from 1999 to 2000 was due to the discharge of accrued interest then owed on the Company's 12% Senior Notes in the Company's Chapter 11 Bankruptcy Case in 1999. The increase in non-cash interest from 2000 to 2001 relates to approximately $5,565,000 of interest that was originally due in 2001 that the Company was permitted to capitalize as a result of amendments to the Company's Exit Financing Agreement.

     CASH FLOWS FROM INVESTING ACTIVITIES Cash used in investing activities during the fiscal years ended December 31, 1999, 2000, and 2001 was $2,302,000, $2,429,000, and $445,000, respectively. Cash used in investing activities consisted primarily of capital expenditures resulting from the purchase and installation of new pay telephone equipment and other expenditures to extend the useful life of existing pay telephone equipment, and costs relating to new location contracts. In 2001, the Company was able to reduce capital expenditures for pay telephone equipment by redeploying equipment removed from unprofitable locations. The Company was also able to remain competitive while substantially eliminating signing bonuses to new location providers in 2001. Cash used in investing activities in 2001 also declined as a result of a $648,000 payment received for the sale of assets relating to two district office facilities.

     CASH FLOWS FROM FINANCING ACTIVITIES Cash provided by financing activities during the fiscal year ended December 31, 1999 was $3,771,000, which consisted primarily of net proceeds from borrowings under the Company's credit facilities offset by payments of debt related to refinancings, payment of debt financing costs and other repayments of debt. In 2000 and 2001, cash used in financing activities was $106,000 and $342,000, respectively which consisted primarily of payments of existing debt and debt financing costs.

     POST REORGANIZATION LOAN AGREEMENT The Company executed an agreement with Foothill Capital Corporation ("Foothill") for post reorganization financing ("Exit Financing Agreement") on November 17, 1999. The Exit Financing Agreement provides for a $46,000,000 revolving credit commitment (the "Maximum Amount"), excluding interest and fees capitalized as part of the principal balance. The Exit Financing Agreement is secured by substantially all of the assets of the Company and was originally scheduled to mature on November 16, 2001.

     The Exit Financing Agreement provides for various fees aggregating $9,440,000 over the original term of the loan, including a $1,150,000 deferred line fee, which was originally payable one year from the date of closing, together with interest thereon, and a $10,000 servicing fee which is payable each month. The Exit Financing Agreement, as amended, also provides for an additional fee of $575,000 per month for each month after the original maturity date of the loan. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement were subject to certain reductions for early prepayment, providing the Company was not in default on the Exit Financing Agreement.

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

     From December 31, 2000 through December 31, 2001, the Company was not in compliance with certain financial covenants under the Exit Financing Agreement. In addition, the Company did not pay the monthly interest payments that were originally due on February 1, 2001 through March 1, 2002 nor the deferred line fee that was originally due on November 17, 2000. Effective November 13, 2000, February 1, March 1, April 1, May 1 and August 13, 2001, and February 19, 2002, the Company executed amendments to the Exit Financing Agreement (the "Amendments") which extended the due date of the deferred line fee and the maturity date of the Exit Financing Agreement to August 31, 2002. The Amendments provide for the capitalization of monthly interest that was originally due on February 1, 2001 through August 1, 2002 as part of the principal balance and waives defaults through December 31, 2001 for the Company's failure to comply with certain financial covenants. The Amendments also amended or eliminated certain financial covenants and permits the Company to incur the debt under the Senior Credit Agreement described below, which debt is senior in right of payment to Company's Exit Financing Agreement. Although the lenders have waived defaults by the Company through December 31, 2001, there can be no assurances that the Company will be able to comply with its financial covenants through the remainder of 2002. If a default occurs with respect to the Company's Exit Financing Agreement, this obligation, subject to the rights of the Senior Lenders, could be declared immediately due and payable.

     On February 19, 2002, PhoneTel's and Davel's existing secured lenders, including Foothill, consented to the Davel Merger, agreed to exchange a substantial amount of debt for equity securities, and committed to restructure the remaining debt. The Company previously received consent from Foothill to enter into the servicing agreement with Davel referred to above.

     FINANCIAL CONDITION The Company's working capital deficiency, excluding the current portion of long-term debt, increased from $2,698,000 at December 31, 2000 to $3,841,000 at December 31, 2001, which represents a decrease in working capital of $1,143,000. The Company's cash provided by operating activities decreased from $1,260,000 for the year ended December 31, 2000 to $587,000 for the year ended December 31, 2001. In addition, the Company has incurred continuing operating losses, was not in compliance with certain financial covenants under its Exit Financing Agreement from December 31, 2000 through December 31, 2001 and has not made the monthly scheduled interest payments that were originally due on February 1, 2001 through March 1, 2002. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived all defaults relating to the Company's failure to comply with certain financial covenants, extended the due date of the loan, deferred all monthly interest payments to the maturity date of the loan, and have amended or eliminated certain financial covenants. The Company's existing lenders have also agreed to restructure this debt in connection with the Davel Merger as described above. However, if the Company is unable to complete the Davel Merger and does not comply with the terms of the Exit Financing Agreement, as amended, this debt, subject to the rights of the Senior Lenders, could become immediately due and payable.

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

     On February 19, 2002, the Company obtained $5,000,000 of new financing under the Senior Credit Agreement. The Company also implemented the servicing agreement with Davel and has begun to achieve the anticipated efficiencies and cost savings associated with the consolidation of both companies' field office operations. As part of the Company's ongoing evaluation of its payphone base, in the third quarter of 2001, the Company removed approximately 2,000 additional payphones that had become unprofitable. In addition, the Company is developing alternate sources of revenue. With the current operational efficiencies and additional cost savings expected in connection with the Davel Merger and the continued support of its lenders, management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, will allow the Company to sustain its operations and meet its obligations through the remainder of 2002 or until the proposed merger with Davel is completed.

     CAPITAL EXPENDITURES For the year ended December 31, 2001, the Company had capital expenditures of $575,000 which were financed by cash flows from operating activities. Capital expenditures are principally for replacement and expansion of the Company's installed public pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at December 31, 2001.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In 2001, the Company adopted SFAS No. 133 (as amended by SFAS No. 137) which was effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, `Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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

         As of December 31, 2000 and 2001, the net carrying amounts of intangible assets was $48,374,000 and $22,770,000 respectively. Amortization expense during the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the years ended December 31, 2000 and 2001 were $13,345,000 $1,623,000, $12,337,000 and $8,057,000, respectively. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to affect the classification or useful lives of its intangible assets or the amounts of amortization expense or impairment losses to be recognized under the new standards.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of the carrying amount or fair value, less cost to sell. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial condition, and cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company's outstanding debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations primarily consist of approximately $63 million in borrowings and capitalized fees and interest under the Company's Exit Financing Agreement and $5 million in new fixed-rate borrowings under the Senior Credit Agreement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a report on Form 8-K dated December 21, 2001 under Item 4 reporting that the Company's independent accountants, BDO Seidman, LLP ("BDO"), were dismissed. During the Company's two fiscal years ended December 31, 2000 and through December 21, 2001, there have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it make reference to the subject matter of the disagreements in connection with its report.

     The Company's report on Form 8-K dated December 21, 2001 also reported under Item 4 that the Company engaged Aidman, Piser & Company, P.A. as its new independent accountants to audit the Company's financial statements for its fiscal year ended December 31, 2001.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The table below sets forth the names and ages of the Directors of the Company as of March 1, 2002 and their positions, offices and business experience during the past five years.

NAME AND AGE                           TENURE AS DIRECTOR AND POSITIONS,
                                       OFFICES AND BUSINESS EXPERIENCE DURING
                                       LAST FIVE YEARS
--------------------------------------------------------------------------------

John D. Chichester, Age 53              Served as a Director of the Company
                                        since November 1999. Served as President and Chief Executive Officer of the Company since March 1999. Prior to joining the Company, Mr. Chichester served as a director and Executive Vice
                                        President of Urban Telecommunications,
                                        Inc. and continues to serve in that
                                        capacity. From 1970 to 1992, Mr.
                                        Chichester held various positions with
                                        the Public Communications Department of

                                        NYNEX including Director of Operations
                                        where he directed that company's
                                        payphone operations.



Eugene I. Davis, Age 47                 Served as a Director of the Company
                                        since November 1999. Mr. Davis has been
                                        Chairman and Chief Executive Officer of
                                        Pirinate Consulting Group, L.L.C., a
                                        consulting firm, from 1999 to present.
                                        From 1998 to 1999, he was Chief
                                        Operating Officer of Totaltel USA
                                        Communications, a company engaged in the telecommunications business. From 1992 until 1997, Mr. Davis was President and
                                        Vice-Chairman, Emerson Radio
                                        Corporation, a company engaged in the
                                        electronics business. From 1996 to 1997, Mr. Davis was Chief Executive Officer and Vice-Chairman of Sport Supply Group, a company engaged in the sporting goods industry. Mr. Davis is a director of Murdock Communications Corporation, Coho
                                        Energy, Inc., Tipperary Corporation and
                                        Eagle Geophysical, Inc.

Peter G. Graf, Age 64                   Served as a Director of the Company
                                        since July 1995. Mr. Graf also served as Chairman of the Company from July 1995 to November 1999, and served as Chief
                                        Executive Officer from July 1995 to
                                        March 1999. Mr. Graf is licensed as an
                                        attorney and certified public accountant and serves as an officer and/or director of various privately-held companies and as the Managing Partner of Graf, Repetti
                                        & Company, an accounting firm.

Bruce Ferguson, Age 45                  Served as a Director of the Company
                                        since January 2001. In 2002, Mr.
                                        Ferguson joined Summit Investment
                                        Partners, LLC, an investment management
                                        company, as Managing Director of Special
                                        Situation Investments. Previously he
                                        served as a Senior Vice President of
                                        Pacholder Associates, Inc., an
                                        investment management company, from 1999 to 2001. He served as a Managing
                                        Director of Marshall Financial Group,
                                        Inc., a firm providing acquisition and
                                        management services to operating
                                        companies, from 1991 to 1998.

Kevin Schottlaender, Age 42             Served as a Director of the Company
                                        since November 1999. Mr. Schottlaender
                                        is President of Access Advisory Group,
                                        LLC, a technical consultant to the
                                        investment banking community. Prior
                                        thereto, Mr. Schottlaender was
                                        President, Director and Chief Executive
                                        Officer of Global Interactive
                                        Communications Corp. ("Global"), a
                                        telecommunications company serving the
                                        multi-family housing industry, from
                                        December 1998 to September 2001. On July
                                        26, 2001, an involuntary petition under
                                        Chapter 7 of the U.S. Bankruptcy Code
                                        was filed against Global in the Northern
                                        District of Texas. The case is currently pending and proceeding toward liquidation. From June 1996 to December
                                        1998, he was President, Director and
                                        Chief Executive Officer of Interactive
                                        Cable Systems, a telecommunications
                                        company serving the multi-family housing industry.


EXECUTIVE OFFICERS

The table below sets forth the names and ages of the executive officers of the Company as of March 1, 2002 and their positions and business experience during the past five years.

NAME AND AGE                          POSITIONS, OFFICES AND BUSINESS EXPERIENCE
                                      DURING LAST FIVE YEARS

John D. Chichester, Age 53            For a description of the positions,
                                      offices and business experience of Mr.
                                      Chichester, see "Directors", above.

Richard P. Kebert, Age 55               Served as Chief Financial Officer and
                                        Treasurer of the Company since September
                                        1996 and Secretary of the Company since
                                        March 2000. Prior to joining the
                                        Company, Mr. Kebert was an independent
                                        consultant. From 1994 to 1996, he was
                                        Vice President-Finance and
                                        Administration of Acordia of Cleveland,
                                        Inc. For 12 years prior thereto, Mr.
                                        Kebert held several senior management
                                        positions with Mr. Coffee, inc.,
                                        including Vice President of
                                        Administration and Secretary. Mr. Kebert is a certified public accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to the rules of the Securities Exchange Act of 1934 (the "Act"), the Company is obligated to identify each person who, at any time during the fiscal year, was a director, officer and/or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to
Section 12 of the Act, or any other person subject to Section 16 of the Act with respect to the Company (a "Reporting Person") that failed to file on a timely basis, as disclosed in the Forms (as defined below), reports required by Section 16(a) of the Act during the fiscal year ended December 31, 2001, or prior fiscal years.

         The Company has, therefore, reviewed the following reports of Reporting Persons received on or before March 21, 2002: Form 3--Initial Statement of Beneficial Ownership of Securities and Form 4--Statement of Changes in Beneficial Ownership, and amendments thereto, furnished to the Company during the fiscal year ended December 31, 2001, and Form 5--Annual Statement of Changes in Beneficial Ownership, and amendments thereto, furnished to the Company with respect to the fiscal year ended December 31, 2001 (collectively, the "Forms"). Based on this review, the Company believes that all Reporting Persons timely filed all Forms required to be filed with respect to the year ended December 31, 2001.

ITEM 11.      EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation for services rendered during the three-year period ended December 31, 2001 paid to the Company's Chief Executive Officer and to the Company's other executive officer who was serving as an executive officer at December 31, 2001 and whose total salary and bonus for fiscal 2001 exceeded $100,000 (together, the "Named Executive Officers").


                                                 SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                             -----------------------------------------  ------------------------
                                                                                 AWARDS               PAYOUTS
                                                                        -------------------------   ----------
                                                                                      SECURITIES
                                                                        RESTRICTED    UNDERLYING    LONG-TERM   ALL OTHER
     NAME AND                                          OTHER ANNUAL       STOCK        OPTIONS/     INCENTIVE    COMPEN-
    PRINCIPAL                  SALARY       BONUS      COMPENSATION      AWARD(S)        SARS        PAYOUTS      SATION
     POSITION       YEAR         ($)         ($)            ($)            ($)            (#)          ($)         ($)
------------------- -------- ------------ ----------- ---------------- ------------- -------------- ----------- -----------
     John D.         2001    $360,231     $50,000           --             --             --           --          --
   Chichester,       2000     343,269      75,000           --             --         125,000(b)       --          --
    Director,        1999     231,250(a)     --             --             --             --           --          --
  President and
 Chief Executive
     Officer

Richard P. Kebert,   2001    145,000         --             --             --             --           --          --
 Chief Financial     2000    144,039      11,875            --             --          30,000(c)       -           --
     Officer,        1999    120,000      15,000            --             --             --           --          --
  Treasurer and
    Secretary

(a) Represents salary received by Mr. Chichester from March 30, 1999, the date of his employment, to December 31, 1999.

(b) Of these stock options, 50,000 were granted in 2000 under the PhoneTel Technologies, Inc. 1999 Management Incentive Plan (the "1999 Plan") and vest in equal thirds on April 1, 2001, 2002 and 2003 and 75,000 options were granted not under the 1999 Plan on May 23, 2000 and were vested immediately upon grant.

(c) These stock options were granted under the 1999 Plan. The stock options vest in equal thirds on March 9, 2001, 2002 and 2003.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         Effective April 1, 2000, the Company entered into an Employment Agreement (the "Agreement") with John D. Chichester. The Agreement provided that he would be President and Chief Executive Officer of the Company and had a term of two years from April 1, 2000 ("Initial Term") that may be extended for an additional one-year period (collectively, the "Extended Term"). Under the Agreement, Mr. Chichester was to receive an annual base salary of not less than $350,000, subject to an increase of 4% per annum, health and welfare benefits and the opportunity to earn an annual cash incentive bonus based upon the annual financial performance of the Company (the "Annual Bonus"). In addition, Mr. Chichester was granted under the Agreement stock options to purchase 50,000 shares of Common Stock under the 1999 Plan. The stock options vest 16,667 on April 1, 2001; 16,667 on April 1, 2002 and the remaining balance on April 1, 2003.

         The target Annual Bonus for the first year of the Initial Term of the Agreement was $90,000, and the percentage earned depended upon the "achievement percentage" represented as the actual annual EBITDA performance of the Company divided by the Company's projected EBITDA performance for the subject year as defined in the Agreement. Under the formula, Mr. Chichester was eligible to earn the following "bonus opportunity percentage" of his target Annual Bonus amount with respect to a fiscal year during which the Annual Bonus is in effect.

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

The target Annual Bonus amount for the second year of the Initial Term of the contract is $100,000. Notwithstanding that the foregoing formula would have resulted in no bonus for 2000 or 2001, the Compensation Committee of the Company's Board of Directors elected to award Mr. Chichester a discretionary bonus of $50,000 for 2000 which was paid in 2001. The Compensation Committee is currently evaluating Mr. Chichester's 2001 bonus.

         On February 28, 2002, the Agreement was amended to replace the one year Extended Term with successive ninety-day renewal terms (each an "Extended Term") which commence upon the expiration of the Initial Term and each Extended Term, unless notice is given by the Board of Directors at least 30 days prior to the expiration of any term that the Agreement will not be renewed (the "Amendment"). In addition, the Bonus Calculation Schedule applicable to such amended Extended Term was amended as follows:

               PERCENTAGE OF PROJECTED
                 EBITDA ACHIEVED                   BONUS PERCENTAGE

                Less than 80%                             0%
                80.0% to 84.9%                           80%
                85.0% to 89.9%                           85%
                90.0% to 94.9%                           90%
                95.0% to 99.9%                           95%
                100% or higher                           100%


         The Amendment further provides that the Annual Bonus earned during the Extended Term shall be prorated for the number of months elapsed between April 1, 2002 and the expiration or other termination of the Employment Agreement (other than for cause).

         The Agreement may be terminated by the Company in the event of Mr. Chichester's death, disability, for cause or without cause. If the Agreement was terminated by the Company without cause during the Initial Term, Mr. Chichester would have been entitled to the following: (i) immediate vesting of all unvested stock incentive options previously granted, (ii) a severance payment ("Severance Payment") equal to the sum of (A) salary for remaining months in the Initial Term and (B) $7,500 for each calendar month then remaining in the Initial Term for which Mr. Chichester had not yet qualified or been paid the Annual Bonus. The amount of the Severance Payment would have been increased by a factor of 25% to account for loss of benefits. The Amendment provides that in the event the Agreement is terminated by the Company without cause during the Extended Term, Mr. Chichester shall be entitled to the following: (i) immediate vesting of all unvested stock incentive options previously granted, (ii) a Severance Payment equal to his salary for remaining months in the Extended Term (increased by a factor of 20% to account for loss of benefits), and (iii) his prorated Annual Bonus.

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

           The Company is also obligated to provide Mr. Chichester with a vehicle for business and personal use and to pay for all expenses incident to the operation of said vehicle. Under the Agreement, Mr. Chichester is also permitted to continue as an officer and director of Urban Telecommunications, Inc. provided such involvement does not interfere in any material respect with his services to the Company. In addition, the Agreement contains certain non-solicitation and non-competition provisions to which Mr. Chichester has agreed to be subject.

STOCK OPTIONS

         The following table contains information concerning stock options, including stock options granted under the 1999 Plan to the Named Executive Officers. No stock options or stock appreciation rights were granted during 2001.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                      Number of Securities
                                                                     Underlying Unexercised        Value of Unexercised
                                                                     Options/SARs at Fiscal       In-the-Money Options at
                                                                            Year End                     Year End
                                   Shares
                                Acquired on             Value             Exercisable/                 Exercisable/
          Name                    Exercise            Realized            Unexercisable                Unexercisable
          ----                    --------            --------            -------------                -------------

 John D. Chichester                  --                  --               91,667/33,333                  $1,500/$0

 Richard P. Kebert                   --                  --               10,000/20,000                    $0/$0


 COMPENSATION OF DIRECTORS

          The Company's Amended and Restated Code of Regulations provides that the Board of Directors may compensate Directors for serving on the Board and reimburse them for any expenses incurred as a result of Board meetings. From January 1, 2001 to December 31, 2001 each non-employee Director received quarterly cash compensation payments of $5,000. The Board also authorized the issuance of 20,000 options to purchase Common Stock of the Company to each non-employee Director. On December 27, 1999, the Company granted such options to the non-employee Directors as additional compensation for services to be rendered during the 1999-2000 service year. Such options vested on the date of grant, were exercisable immediately at an exercise price of $1.14 per share and have a term of three (3) years.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock owned by each Director of the Company, each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, the Named Executive Officers and all Directors and officers as a group as of March 1, 2002. Unless otherwise indicated, the number of shares of Common Stock owned by the named shareholders assumes the exercise of the warrants or options that are exercisable within 60 days, the number of which is separately referred to in a footnote, and the percentage shown assumes the exercise of such warrants or options and assumes that no warrants or options held by others are exercised. This information is based upon information furnished by such persons, statements filed with the Commission or other information known to the Company.

                   NAME OF BENEFICIAL OWNER                       NUMBER OF SHARES                  PERCENTAGE
                 (AND ADDRESS OF FIVE PERCENT                     OF COMMON STOCK                       OF
                      BENEFICIAL OWNER)                          BENEFICIALLY OWNED                   CLASS

                          DIRECTORS
                    John D. Chichester (a)                            108,334                         1.05%
                   Director, President and
                   Chief Executive Officer

                     Eugene I. Davis (b)                               20,000                           *
                           Director

                        Bruce Ferguson                                  None                            *
                           Director

                      Peter G. Graf (c)                               382,512                         3.68%
                           Director

                   Kevin Schottlaender (d)                             20,000                           *
                           Director

                   NAMED EXECUTIVE OFFICERS

                    Richard P. Kebert (a)                              20,000                           *
             Chief Financial Officer, Treasurer,
                        and Secretary

             Executive Officers and Directors (d)                     550,846                         5.21%
                    As a group (6 persons)


                   NAME OF BENEFICIAL OWNER                       NUMBER OF SHARES                  PERCENTAGE
                 (AND ADDRESS OF FIVE PERCENT                     OF COMMON STOCK                       OF
                      BENEFICIAL OWNER)                          BENEFICIALLY OWNED                   CLASS
       ------------------------------------------------------------------------------------------------------

                FIVE PERCENT BENEFICIAL OWNERS

          American Express Financial Corporation (e)                 3,070,380                        30.13%
                         IDS Tower 10
                     30th Floor, Unit 273
                    Minneapolis, MN 55402

                      Bankers Trust (f)
                   One Bankers Trust Plaza                            732,000                         7.18%
                      130 Liberty Street
                      New York, NY 10006

                 Leucadia National Corp. (g)
                    315 Park Avenue South                             722,000                         7.09%
                      New York, NY 10010

                 CIBC World Markets Corp. (h)
                     425 Lexington Avenue                             608,000                         5.97%
                      New York, NY 10017

                   Lutheran Brotherhood (i)
                   625 Fourth Avenue South                            532,000                         5.22%
                    Minneapolis, MN 55415

                        Paul Graf (j)
                 1114 Avenue of the Americas                           820,000                        8.05%
                      New York, NY 10036


----------

*    Less than 1.0%

(a)  Amount represents vested options to purchase Common Stock.

(b) Includes options to purchase 20,000 shares of Common Stock through December 26, 2002.

(c) Includes warrants to purchase 187,242 shares of Common Stock through November 17, 2002, options to purchase 20,000 shares of Common Stock through December 26, 2002 and beneficial ownership of 100,000 shares held by Mr. Graf's wife. Mr. Graf disclaims beneficial ownership of shares held by his son, Paul Graf.

(d) Includes beneficial ownership of Common Stock described above with respect to Messrs. Chichester, Davis, Ferguson, Graf, Schottlaender and Kebert.

(e) The information regarding this holder is as of December 31, 2001 and was obtained directly from the holder. Reflects beneficial ownership of American Express Financial Corporation and affiliated entities.

(f) Based on the records of the Company regarding entitlement of holder to issuance of shares of Common Stock effective November 17, 1999, in connection with the Prepackaged Plan of Reorganization.

(g) This information is as of February 28, 2002 and was obtained directly from the holder.

(h) This information is as of March 21, 2002 and was obtained directly from the holder.

(i) This information is as of April 11, 2001 and was obtained directly from the holder. Reflects beneficial ownership of Lutheran Brotherhood High Yield Fund of 212,800 shares and LB Series Fund, Inc. of 319,200 shares.

(j) This information is as of March 15, 2002 and was obtained directly from the holder. Paul Graf is the son of Peter Graf, a Director of the Company, and disclaims beneficial ownership of shares of Common Stock beneficially owned by his father.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Chichester, the Company's President and Chief Executive Officer, is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the years ended December 31, 2000 and 2001, the Company had revenue of $81,000 and $507,000, respectively from various telecommunications contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. Accounts receivable include $38,000 at December 31, 2000 and $188,000 at December 31, 2001 due from Urban.

     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.       FINANCIAL STATEMENTS
         Report of Aidman, Piser & Company, P.A., Independent Certified Public Accountants......................F-1

         Report of BDO Seidman, LLP, Independent Certified Public Accountants...................................F-2

         Consolidated Balance Sheets as of December 31, 2000 and 2001...........................................F-3

         Consolidated Statements of Operations for the Ten Months and
              Seventeen Days Ended November 17, 1999, the One Month
              and Thirteen Days Ended December 31, 1999 and the Years
              Ended December 31, 2000 and 2001..................................................................F-4

         Statements of Changes in Mandatorily Redeemable Preferred Stock
              for the Ten Months and Seventeen Days Ended November 17, 1999,
              the One Month and Thirteen Days Ended December 31, 1999
              and the Years Ended December 31, 2000 and 2001....................................................F-5

         Statements of Changes in Non-mandatorily Redeemable Preferred Stock,
             Common Stock and Other Shareholders' Equity (Deficit) for the Ten
             Months and Seventeen Days Ended November 17, 1999, the One Month
             and Thirteen Days Ended December 31, 1999 and the Years Ended
             December 31, 2000 and 2001.........................................................................F-6

         Consolidated Statements of Cash Flows for
             the Ten Months and Seventeen Days Ended November 17, 1999,
             the One Month and Thirteen Days Ended December 31, 1999 and the
             Years Ended December 31, 2000 and 2001.............................................................F-7

         Notes to Consolidated Financial Statements for
              the Ten Months and Seventeen
              Days Ended November 17, 1999, the One Month and
              Thirteen Days Ended December 31, 1999 and the Years Ended
              December 31, 2000 and 2001........................................................................F-8

2.       FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts.......................................................F-28

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       EXHIBITS

EXHIBIT NO.  DESCRIPTION

2.1 Joint Reorganization Plan of PhoneTel Technologies, Inc. and Cherokee Communications, Inc. dated May 11, 1999 (1)*

2.2 Findings of Fact, Conclusions of Law and Order Confirming the Joint Reorganization Plan of PhoneTel Technologies, Inc. and Cherokee Communications, Inc. dated May 11, 1999. (1)*

2.3 Letter of intent between the Registrant and Davel Communications, Inc., dated June 12, 2001. (8)*

2.4 Agreement and Plan of Reorganization and Merger dated as of February 19, 2002, by and among Davel Communications, Inc., Davel Financing Company, L.L.C., DF Merger Corp., PT Merger Corp. and PhoneTel Technologies, Inc. (10)*

2.5 Exchange Agreement dated as of February 19, 2002, by and among Davel Communications, Inc., Davel Financing Company, L.L.C., DF Merger Corp., PhoneTel Technologies, Inc., Cherokee Communications, Inc., the persons identified therein as the Davel Lenders and the persons identified therein as the PhoneTel Lenders. (10)*

3.1   Amended and Restated Articles of Incorporation of PhoneTel
      Technologies, Inc. dated as of October 12, 2000. (5)*

3.2 Amended and Restated Code of Regulations of PhoneTel Technologies, Inc. dated as of November 17, 1999. (2)*

4.1 Warrant Agreement dated as of November 15, 1999 between PhoneTel Technologies, Inc. and American Securities Transfer and Trust, Inc. with respect to New Warrants, including the form of Warrant
      Certificate. (2)*

10.1 Loan and Security Agreement dated as of November 17, 1999, by and among PhoneTel Technologies, Inc., Cherokee Communications, Inc., the financial institutions that are signatories thereto and Foothill Capital Corporation as agent. (2)*

10.2  PhoneTel Technologies, Inc. 1999 Management Incentive Plan. (2)* **

10.3  Registration Rights Agreement dated November 17, 1999 among
      PhoneTel Technologies, Inc. and the parties identified on Exhibit A thereto. (2)*

10.4 Operator Services Agreement for COCOT Payphones by and between One Call Communications, Inc. (d/b/a Opticom) and PhoneTel
      Technologies, Inc. dated January 21, 2000. (3)*

10.5 Lump Sum Bonus Addendum to Operator Services Agreement dated January 21, 2000 by and between Opticom and PhoneTel Technologies, Inc. dated January 21, 2000. (3)*

10.6 International Services Addendum to Operator Services Agreement dated January 21, 2000 by and between One Call Communications, Inc. ("Opticom") and PhoneTel Technologies, Inc. dated February 16, 2000. (3)*

10.7 Amendment Number One to Loan and Security Agreement dated as of December 31, 1999 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999 by and between Borrowers and Lenders. (3)*

10.8 Employment Agreement dated as of April 1, 2000 by and between PhoneTel Technologies, Inc. and John D. Chichester. (4)* **

10.9 Amendment Number Two to Loan and Security Agreement dated as of November 13, 2000 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrower") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders. (5)*

10.10 Amendment Number Three to Loan and Security Agreement dated as of February 1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrower") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders. (6)*

10.11 Amendment Number Four to Loan and Security Agreement dated as of March 1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders. (6)*

10.12 Amendment Number Five to Loan and Security Agreement dated as of April 1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders. (7)*

10.13 Amendment Number Six to Loan and Security Agreement dated as of May 1, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders. (7)*

10.14 Servicing Agreement between the Registrant and Davel
      Communications, Inc., dated June 12, 2001. (8)*

10.15 Amendment Number Seven to Loan and Security Agreement dated as of August 13, 2001 by and among PhoneTel Technologies, Inc. and Cherokee Communicatons, Inc. ("Borrowers") and the financial instiutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders. (9)*

10.16 Letter Agreement, dated August 7, 2001, by and between the Company and Davel regarding amendment to the Letter of Intent, dated June 12, 2001, between the Company and Davel and the Servicing Agreement between the Company and Davel. (9)*

10.17 Commitment Letter dated February 19, 2002 by and among PhoneTel Technologies, Inc., Davel Communications, Inc. and the lenders named therein with respect to the debt restructuring contemplated by the Merger Agreement. (10)*

10.18 Voting Agreement dated as of February 19, 2002, by and between PhoneTel Technologies, Inc. and Samuel Zell. (10)*

10.19 Voting Agreement dated as of February 19, 2002, by and between PhoneTel Technologies, Inc. and David R. Hill. (10)*

10.20 Amendment Number Eight to Loan and Security Agreement dated as of February 19, 2002, by and among PhoneTel Technologies, Inc., Cherokee Communications, Inc., and Foothill Capital Corporation, as Agent for the Lenders therein defined. (10)*

10.21 Credit Agreement dated as of February 19, 2002, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc. and Cherokee Communications, Inc.; Davel Communications, Inc. and the domestic subsidiaries of Davel Financing Company, L.L.C. and Davel Communications, Inc.; and Madeleine L.L.C. and ARK CLO 2000-1, Limited. (10)*

10.22 Security Agreement dated as of February 19, 2002, by and among Davel Communications, Inc., Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc. and Madeleine L.L.C., as Collateral Agent. (10)*

10.23 Amendment to Employment Agreement dated February 28, 2002 by and between PhoneTel Technologies, Inc. and John D. Chichester.**

21    Subsidiaries of PhoneTel Technologies, Inc.

99.1 Joint Press Release of the Registrant and Davel Communications, Inc. dated June 13, 2001. (8)*

99.2 Joint Press Release of the Registrant and Davel Communications, Inc. dated February 21, 2002. (10)*

----------

*     Previously filed.

**    Management contract or compensatory plan or arrangement.

(1)   Incorporated by reference from the Company's Form 8-K dated October
      20, 1999.

(2)   Incorporated by reference from the Company's Form 8-K dated
      November 17, 1999.

(3) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999.

(4) Incorporated by reference from the Company's Form 10-K/A-1 for the year ended December 31, 1999.

(5) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2000.

(6) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2000.

(7) Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 2001.

(8)   Incorporated by reference from the Company's Form 8-K dated June
      12, 2001.

(9) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 2001.

(10)  Incorporated by reference from the Company's Form 8-K dated
      February 19, 2002.

(b)   REPORT ON FORM 8-K

      In the fourth quarter of 2001, the Company filed a report on Form 8-K under Item 4 dated December 21, 2001 reporting that the Company's independent public accountants, BDO Seidman, LLP, were dismissed and that Aidman, Piser & Company, P.A. had been engaged as the Company's new independent public accountants. The Company filed a report on Form 8-K under Item 5 dated February 21, 2002 announcing the execution of a definitive merger agreement with Davel Communications, Inc., the execution of a new $10,000,000 Senior Credit Agreement with Davel, and the receipt of a commitment from the existing secured lenders of PhoneTel and Davel to exchange a substantial amount of debt for equity securities of the respective companies.

(c)   EXHIBITS

      The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a) 3 for a list of Exhibits hereto.

(d)   FINANCIAL STATEMENT SCHEDULES

      The Financial Statement Schedule to this Form 10-K is set forth as Exhibit 21.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Shareholders
PhoneTel Technologies, Inc.

We have audited the accompanying consolidated balance sheet of PhoneTel Technologies, Inc. and Subsidiary (the "Company" or "PhoneTel") as of December 31, 2001, and the related consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and other shareholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of PhoneTel's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhoneTel Technologies, Inc. and Subsidiary at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that PhoneTel Technologies, Inc. will continue as a going concern. As discussed in Note 3, the Company has incurred recurring operating losses and has a substantial working capital deficiency and has been unable to comply with the terms of its debt agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4, non-coin dial-around revenues during the period from November 7, 1996 to April 20, 1999 are the subject of review and reconsideration by the Federal Communications Commission ("FCC"). As a result of the proceedings, the FCC has determined that there will be an industry-wide reconciliation to true-up underpayments and overpayments made during that period as between the payphone providers, including the Company, and the relevant "dial-around" carriers. While the timing and amounts of such true-up payments, if any, are not currently determinable, in management's opinion the final resolution and implementation of this reconciliation process, and the outcome of any related administrative or judicial review of such adjustments, could potentially have a material adverse effect on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                             /s/ Aidman, Piser & Company, P.A.
Tampa, Florida
February 19, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
PhoneTel Technologies, Inc.
Cleveland, Ohio

We have audited the consolidated balance sheets of PhoneTel Technologies, Inc. and subsidiary as of December 31, 2000 and the related consolidated statements of operations, changes in mandatorily redeemable preferred stock, changes in non-mandatorily redeemable preferred stock, common stock and other shareholders' equity (deficit), and cash flows for the year ended December 31, 2000, the one month and thirteen day period ended December 31, 1999 (Successor Company), and the ten month and seventeen day period ended November 17, 1999 (Predecessor Company). Our audits also included the financial statement schedule for the year ended December 31, 2000, the one month and thirteen day period ended December 31, 1999, and the ten month and seventeen day period ended November 17, 1999 listed in the accompanying text. These financial statements and schedule are the responsibility of the management of PhoneTel Technologies, Inc. (the Company). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhoneTel Technologies, Inc. and its subsidiary as of December 31, 2000 and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, the one month and thirteen day period ended December 31, 1999 (Successor Company), and the ten month and seventeen day period ended November 17, 1999 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 11 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has been unable to comply with the terms of its debt agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
February 21, 2001, except for Notes 2 and 11
  as to which the date is March 1, 2000

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                       DECEMBER 31
                                                                                   --------------------
                                                                                     2000        2001
                                                                                   --------    --------
      ASSETS
            Current assets:
                 Cash                                                                $4,425      $4,225
                 Accounts receivable, net of allowance for doubtful accounts
                     of $84 and $412, respectively                                    7,632       6,769
                 Other current assets                                                 1,294         992
                                                                                   --------    --------
                          Total current assets                                       13,351      11,986
            Property and equipment, net                                              18,858      13,983
            Intangible assets, net                                                   48,374      22,770
            Other assets                                                                606         689
                                                                                   --------    --------
                                                                                    $81,189     $49,428
                                                                                   ========    ========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
            Current liabilities:
                 Current portion of long-term debt                                  $51,647     $62,635
                 Accounts payable                                                     6,792       7,687
                 Accrued expenses:
                     Location commissions                                             2,702       3,810
                     Line and transmission charges                                    1,865       2,379
                     Personal property and sales taxes                                2,753       1,145
                     Other                                                            1,937         806
                                                                                   --------    --------
                          Total current liabilities                                  67,696      78,462
            Long-term debt, net of current maturities                                 1,062       1,116
                                                                                   --------    --------
                          Total liabilities                                          68,758      79,578
                                                                                   --------    --------
            Commitments and contingencies                                              --          --

            Shareholders' equity (deficit):
                 Common Stock (Successor Company) - $0.01 par value; 45,000,000
                     shares authorized, 10,189,684 shares issued and outstanding        102         102
                 Additional paid-in capital                                          63,429      63,429
                 Accumulated deficit                                                (51,100)    (93,681)
                                                                                   --------    --------
                          Total shareholders'  equity (deficit)                      12,431     (30,150)
                                                                                   --------    --------
                                                                                    $81,189     $49,428
                                                                                   ========    ========

    The accompanying notes are an integral part of these financial statements

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                           PREDECESSOR
                                                             COMPANY                       SUCCESSOR COMPANY
                                                         -----------------   ------------------------------------------------
                                                            TEN MONTHS           ONE MONTH
                                                          AND SEVENTEEN        AND THIRTEEN
                                                            DAYS ENDED          DAYS ENDED           YEAR ENDED DECEMBER 31
                                                           NOVEMBER 17          DECEMBER 31       ----------------------------
                                                               1999                1999             2000              2001
                                                         -----------------   -------------       -----------       -----------
REVENUES:
      Coin calls                                                  $36,220          $4,378           $33,110           $26,911
      Non-coin telecommunication services                          25,065           2,667            25,147            17,060
      Other                                                           210              26               587             1,000
                                                         -----------------   -------------       -----------       -----------
                                                                   61,495           7,071            58,844            44,971
                                                         -----------------   -------------       -----------       -----------
OPERATING EXPENSES:
      Line and transmission charges                                17,575           2,088            17,211            16,378
      Location commissions                                         11,263             968             8,467             7,382
      Field operations                                             18,043           2,184            17,405            12,822
      Selling, general and administrative                           9,156           1,359             9,056             7,691
      Depreciation and amortization                                20,719           2,316            17,469            12,986
      Provision for uncollectible  accounts receivable                345              59             4,944               328
      Charges relating to location contracts                          864               -            21,205            17,582
      Other unusual charges (income) and
       contractual settlements                                      1,030            (333)              579               862
                                                         -----------------   -------------       -----------       -----------
                                                                   78,995           8,641            96,336            76,031
                                                         -----------------   -------------       -----------       -----------

Loss from operations                                              (17,500)         (1,570)          (37,492)          (31,060)

OTHER INCOME (EXPENSE):
      Interest expense                                            (19,575)         (1,162)          (11,168)          (11,345)
      Interest and other income (expense)                             191              38               254              (176)
                                                         -----------------   -------------       -----------       -----------
                                                                  (19,384)         (1,124)          (10,914)          (11,521)
                                                         -----------------   -------------       -----------       -----------

Loss before extraordinary item                                    (36,884)         (2,694)          (48,406)          (42,581)
Extraordinary item - gain on extinguishment of debt                77,172               -                 -                 -
                                                         -----------------   -------------       -----------       -----------
NET INCOME (LOSS)                                                 $40,288         ($2,694)         ($48,406)         ($42,581)
                                                         =================   =============       ===========       ===========
EARNINGS (LOSS) PER SHARE CALCULATION:
Loss before extraordinary item                                   ($36,884)        ($2,694)         ($48,406)         ($42,581)
      Preferred dividend payable in kind                              (13)              -                 -                 -
      Accretion of 14% Preferred to its redemption value           (1,197)              -                 -                 -
                                                         -----------------   -------------       -----------       -----------
Loss before extraordinary item applicable to
      common shareholders                                         (38,094)         (2,694)          (48,406)          (42,581)
Extraordinary item - gain on extinguishment of debt                77,172               -                 -                 -
                                                         -----------------   -------------       -----------       -----------
Net income (loss) applicable to common shareholders               $39,078         ($2,694)         ($48,406)         ($42,581)
                                                         =================   =============       ===========       ===========

Loss per common share before extraordinary item                    ($2.03)         ($0.26)           ($4.75)           ($4.18)
Extraordinary gain per common share, basic and diluted               4.11               -                 -                 -
                                                         -----------------   -------------       -----------       -----------
Net income (loss) per common share, basic and diluted               $2.08          ($0.26)           ($4.75)           ($4.18)
                                                         =================   =============       ===========       ===========
Weighted average number of shares, basic and diluted           18,754,133      10,188,630        10,189,684        10,189,684
                                                         =================   =============       ===========       ===========

 The accompanying notes are an integral part of these financial statements

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                   PREDECESSOR COMPANY              SUCCESSOR COMPANY
                                              ------------------------------   -----------------------------
                                                     TEN MONTHS AND                    ONE MONTH AND
                                                  SEVENTEEN DAYS ENDED              THIRTEEN DAYS ENDED
                                                    NOVEMBER 17, 1999                DECEMBER 31, 1999
                                              ------------------------------   ------------------------------
                                                 SHARES           AMOUNT          SHARES           AMOUNT
                                              --------------   -------------   --------------   -------------
14% CUMULATIVE
      REDEEMABLE CONVERTIBLE
           PREFERRED STOCK
      Balance, beginning of period                  158,527          $9,112                -               -
      Dividends payable-in-kind                      17,234              13                -               -
      Accretion of carrying value
           to amount payable at
           redemption on June 30, 2000                    -           1,197                -               -
      Shares exchanged for Common Stock
           of Successor Company                    (175,761)        (10,322)               -               -
                                              --------------   -------------   --------------   -------------
      Balance, end of period                              -               -                -               -
                                              ==============   =============   ==============   =============

                                                                     SUCCESSOR COMPANY
                                             -------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31
                                             -------------------------------------------------------------------------
                                                            2000                                  2001
                                             -----------------------------------   -----------------------------------
                                                 SHARES             AMOUNT             SHARES             AMOUNT
                                             ----------------   ----------------   ----------------   ----------------

14% CUMULATIVE
      REDEEMABLE CONVERTIBLE
           PREFERRED STOCK
      Balance, beginning of period                         -                  -                  -                  -
      Dividends payable-in-kind                            -                  -                  -                  -
      Accretion of carrying value
           to amount payable at
           redemption on June 30, 2000                     -                  -                  -                  -
      Shares exchanged for Common Stock
           of Successor Company                            -                  -                  -                  -
                                             ----------------   ----------------   ----------------   ----------------
      Balance, end of period                               -                  -                  -                  -
                                             ================   ================   ================   ================








   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN NON-MANDATORILY REDEEMABLE PREFERRED STOCK,
COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                    PREDECESSOR COMPANY               SUCCESSOR COMPANY
                                                ---------------------------      ------------------------------
                                                      TEN MONTHS AND                     ONE MONTH AND
                                                    SEVENTEEN DAYS ENDED              THIRTEEN DAYS ENDED
                                                      NOVEMBER 17, 1999                DECEMBER 31, 1999
                                                -----------------------------    ------------------------------
                                                   SHARES          AMOUNT            SHARES          AMOUNT
                                                --------------   ------------    ---------------  -------------
SERIES A SPECIAL CONVERTIBLE
      PREFERRED STOCK
      Balance, beginning of period                          -              -                  -              -
      Exercise of warrants                             89,912            $18                  -              -
      Conversion to Common Stock
          (Predecessor Company)                       (89,912)           (18)                 -              -
                                                --------------   ------------    ---------------  -------------
      Balance, end of period                                -              -                  -              -
                                                ==============   ------------    ===============  -------------
COMMON STOCK (PREDECESSOR COMPANY)
      Balance, beginning of period                 18,754,133            188                  -              -
      Conversion of Series A Preferred              1,798,240             18                  -              -
      Exchanged for new Common Stock              (20,552,373)          (206)                 -              -
                                                --------------   ------------    ---------------  -------------
      Balance, end of period                                -              -                  -              -
                                                ==============   ------------    ===============  -------------
COMMON STOCK (SUCCESSOR COMPANY)
      Balance, beginning of period                          -              -         10,188,630           $102
      New Common Stock issued in exchange for:
          12% Senior Notes                          9,500,000             95                  -              -
          14% Preferred Stock                         325,000              3                  -              -
          Old Common Stock                            175,000              2                  -              -
          Services                                    205,000              2                  -              -
      Redemption in settlement of warrant
          put obligation-Series A Preferred           (16,370)             -                  -              -
      Other capital transactions                            -              -                  -              -
                                                --------------   ------------    ---------------  -------------
      Balance, end of period                       10,188,630            102         10,188,630            102
                                                ==============   ------------    ===============  -------------
ADDITIONAL PAID-IN CAPITAL
      Balance, beginning of period                                    61,233                            63,390
      New Common Stock issued in exchange for:
          12% Senior Notes                                            58,805                                 -
          14% Preferred Stock                                         10,102                                 -
          Old Common Stock                                                87                                 -
          Services                                                     1,269                                 -
      Warrants issued in exchange for old
          Common Stock and 14% Preferred                                 333                                 -
      Excercise of warrants - Series A Preferred                         (18)                                -
      Put under warrants issued for
          Series A Preferred                                             452                                 -
      Other capital transactions                                           -                                 -
      Options granted to officer                                           -                                 -
      Fresh start accounting adjustment                              (68,873)                                -

                                                                 ------------                     -------------
      Balance, end of period                                          63,390                            63,390
                                                                 ------------                     -------------
ACCUMULATED DEFICIT
      Balance, beginning of period                                  (113,019)                                -
      Net income (loss)                                               40,288                            (2,694)
      Dividends payable in-kind on 14%
          Preferred and accretion                                     (1,210)                                -
      Fresh start accounting adjustment                               73,941                                 -
                                                                 ------------                     -------------
      Balance, end of period                                               -                            (2,694)
                                                                 ------------                     -------------
TOTAL NON-MANDATORILY REDEEMABLE
      PREFERRED STOCK, COMMON STOCK AND
      OTHER SHAREHOLDERS' EQUITY (DEFICIT)                           $63,492                           $60,798
                                                                 ============                     =============

                                                                           SUCCESSOR COMPANY
                                                ------------------------------------------------------------------------
                                                                             YEAR ENDED DECEMBER 31
                                                  -----------------------------------------------------------------------
                                                                2000                                 2001
                                                  ----------------------------------   ----------------------------------
                                                      SHARES            AMOUNT             SHARES            AMOUNT
                                                  ---------------   ----------------   ---------------   ----------------
SERIES A SPECIAL CONVERTIBLE
      PREFERRED STOCK
      Balance, beginning of period                             -                  -                 -                  -
      Exercise of warrants                                     -                  -                 -                  -
      Conversion to Common Stock
          (Predecessor Company)                                -                  -                 -                  -
                                                  ---------------   ----------------   ---------------   ----------------
      Balance, end of period                                   -                  -                 -                  -
                                                  ===============   ----------------   ===============   ----------------
COMMON STOCK (PREDECESSOR COMPANY)
      Balance, beginning of period                             -                  -                 -                  -
      Conversion of Series A Preferred                         -                  -                 -                  -
      Exchanged for new Common Stock                           -                  -                 -                  -
                                                  ---------------   ----------------   ---------------   ----------------
      Balance, end of period                                   -                  -                 -                  -
                                                  ===============   ----------------   ===============   ----------------
COMMON STOCK (SUCCESSOR COMPANY)
      Balance, beginning of period                    10,188,630               $102        10,189,684               $102
      New Common Stock issued in exchange for:
          12% Senior Notes                                     -                  -                 -                  -
          14% Preferred Stock                                  -                  -                 -                  -
          Old Common Stock                                     -                  -                 -                  -
          Services                                             -                  -                 -                  -
      Redemption in settlement of warrant
          put obligation-Series A Preferred                    -                  -                 -                  -
      Other capital transactions                           1,054                  -                 -                  -
                                                  ---------------   ----------------   ---------------   ----------------
      Balance, end of period                          10,189,684                102        10,189,684                102
                                                  ===============   ----------------   ===============   ----------------
ADDITIONAL PAID-IN CAPITAL
      Balance, beginning of period                                           63,390                               63,429
      New Common Stock issued in exchange for:
          12% Senior Notes                                                        -                                    -
          14% Preferred Stock                                                     -                                    -
          Old Common Stock                                                        -                                    -
          Services                                                                -                                    -
      Warrants issued in exchange for old
          Common Stock and 14% Preferred                                          -                                    -
      Excercise of warrants - Series A Preferred                                  -                                    -
      Put under warrants issued for
          Series A Preferred                                                      -                                    -
      Other capital transactions                                                 11                                    -
      Options granted to officer                                                 28                                    -
      Fresh start accounting adjustment                                           -                                    -
                                                                                                         ----------------
                                                                    ----------------
      Balance, end of period                                                 63,429                               63,429
                                                                    ----------------                     ----------------
ACCUMULATED DEFICIT
      Balance, beginning of period                                           (2,694)                             (51,100)
      Net income (loss)                                                     (48,406)                             (42,581)
      Dividends payable in-kind on 14%
          Preferred and accretion                                                 -                                    -
      Fresh start accounting adjustment                                           -                                    -
                                                                    ----------------                     ----------------
      Balance, end of period                                                (51,100)                             (93,681)
                                                                    ----------------                     ----------------
TOTAL NON-MANDATORILY REDEEMABLE
      PREFERRED STOCK, COMMON STOCK AND
      OTHER SHAREHOLDERS' EQUITY (DEFICIT)                                  $12,431                             ($30,150)
                                                                    ================                     ================







   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                              PREDECESSOR
                                                                COMPANY                           SUCCESSOR COMPANY
                                                            ----------------        ----------------------------------------------
                                                              TEN MONTHS              ONE MONTH
                                                             AND SEVENTEEN           AND THIRTEEN
                                                              DAYS ENDED              DAYS ENDED        YEAR ENDED   YEAR ENDED
                                                              NOVEMBER 17            DECEMBER 31       DECEMBER 31   DECEMBER 31
                                                                 1999                    1999              2000         2001
                                                            ----------------        ---------------   -----------   --------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net income (loss)                                             $40,288            ($2,694)         ($48,406)    ($42,581)
      Adjustments to reconcile net income (loss)
       to net cash flow from operating activities:
          Depreciation and amortization                              20,719              2,316            17,469       12,986
          Extraordinary gain on extinguishment of debt              (77,172)                 -                 -            -
          Provision for uncollectible accounts receivable               345                 59             4,944          328
          Non-cash interest expense                                  15,154                407             5,193       11,290
          Charges relating to location contracts                        864                  -            21,205       17,582
          Loss (Gain) on disposal of assets                             (51)                (4)             (107)         272
          Other                                                           -                  -               180           95
          Changes in current assets                                   2,178                438            (1,480)         837
          Changes in current liabilities, excluding
            reclassification of long-term debt                       (3,010)            (1,374)            2,262         (222)
                                                            ----------------        -----------     -------------   ----------
                                                                       (685)              (852)            1,260          587
                                                            ----------------        -----------     -------------   ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Purchases of property and equipment                            (1,538)              (139)           (1,229)        (575)
      Proceeds from sale of assets                                       72                  4               126          790
      Acquisition of intangible assets                                 (469)              (306)           (1,231)        (575)
      Other deferred charges                                             53                 21               (95)         (85)
                                                            ----------------        -----------     -------------   ----------
                                                                     (1,882)              (420)           (2,429)        (445)
                                                            ----------------        -----------     -------------   ----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      Proceeds from debt issuance                                    96,105                400                 -            -
      Principal payments on borrowings                              (88,206)                (4)              (53)        (270)
      Debt financing costs                                           (3,191)                 -               (64)         (72)
      Other capital transactions                                          -                  -                11
      Debt restructuring costs                                       (1,333)                 -                 -            -
                                                            ----------------        -----------     -------------   ----------
                                                                      3,375                396              (106)        (342)
                                                            ----------------        -----------     -------------   ----------
Increase (decrease)  in cash                                            808               (876)           (1,275)        (200)
Cash, beginning of period                                             5,768              6,576             5,700        4,425
                                                            ----------------        -----------     -------------   ----------
Cash, end of period                                                  $6,576             $5,700            $4,425       $4,225
                                                            ================        ===========     =============   ==========
SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                                $4,970               $223            $5,928         $565
                                                            ================        ===========     =============   ==========
NON-CASH FINANCING TRANSACTIONS:
      Deferred financing costs                                            -               $230            $2,300       $4,715
      Common Stock (Successor Company)
        issued in exchange for:
          12% Senior Notes                                          $58,900                  -                 -            -
          14% Preferred                                               2,015                  -                 -            -
          Old Common Stock                                            1,085                  -                 -            -
          Services                                                    1,271                  -                 -            -
      Warrants for Common Stock (Successor Company)
        issued in
          exchange for old Common Stock and 14% Preferred               333                  -                 -            -
      Put related to warrants issued for Series A Preferred            (452)                 -                 -            -
      Other                                                               -                  -                39            -
                                                            ----------------        -----------     -------------   ----------
                                                                    $63,152               $230            $2,339       $4,715
                                                            ================        ===========     =============   ==========

   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TEN MONTHS AND SEVENTEEN DAYS ENDED NOVEMBER 17, 1999 (PREDECESSOR COMPANY), THE ONE MONTH AND THIRTEEN DAYS ENDED DECEMBER 31, 1999 AND THE YEARS ENDED DECEMBER 31, 2000 AND 2001 (SUCCESSOR COMPANY) (IN THOUSANDS EXCEPT INSTALLED PUBLIC PAY TELEPHONES, PER CALL, SHARE AND PER SHARE AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

         PhoneTel Technologies, Inc. and its subsidiary, Cherokee Communications, Inc., (the "Company") operate in a single business segment within the telecommunications industry. The Company specializes in the business of installing and operating public pay telephones on a revenue sharing basis and offering operator assisted long distance services. At December 31, 1999, 2000, and 2001 the Company operated 36,747, 36,410, and 30,156 public pay telephones, respectively. The Company's operations are regulated by the Public Service or Utility Commissions of the various States and the Federal Communications Commission (the "FCC").

     BASIS OF REPORTING

         As of November 17, 1999, the date the Company emerged from its Chapter 11 proceedings (see Note 13), the Company adopted fresh start reporting. Pursuant to the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"), assets and liabilities were restated to reflect the reorganization value of the Company, which approximates their fair value at that date. In addition, the accumulated deficit of the Company through November 17, 1999 was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Company's plan of reorganization. Thus, the balance sheets as of December 31, 2000 and 2001 reflect a new reporting entity (the "Successor Company") and are not comparable to periods prior to November 17, 1999 (the "Predecessor Company"). Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company report operations prior to the date of adopting fresh start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company was unable to continue as a going concern (see Note 3).

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

     CASH AND CASH EQUIVALENTS

         The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes $1,431 on deposit under an informal arrangement at a bank, which is collateral for letters of credit issued to suppliers.

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

     IMPAIRMENT OF LONG-LIVED ASSETS

         The Company periodically evaluates potential impairment of long-lived assets based upon the cash flows derived from each of the Company's operating districts, the lowest level for which operating cash flows for such asset groupings are identifiable. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows expected to be generated by the Company's assets groups (including any salvage values) are less than the related assets' carrying value. Impairment is measured based on the difference between the higher of the fair value of the assets or present value of the discounted expected future cash flows and the assets' carrying value. No impairment was incurred in 1999. In 2000 and 2001, the Company incurred asset impairment losses relating to its payphone location contracts of $14,787 and $ 15,830, respectively. (see Note 6).

     REVENUE RECOGNITION

         Revenues from coin calls, reselling operator assisted and long distance services, and compensation for dial-around calls are recognized in the period in which the customer places the related call.

     REGULATED RATE ADJUSTMENTS

         The FCC has the authority pursuant to the Telecommunications Act of 1996 to effect rates related to revenue from dial-around compensation, including retroactive rate adjustments and refunds (see Note 4). Rate adjustments arising from FCC rate actions that require refunds to interexchange or other carriers are recorded in the first period that they become both probable of payment and estimable in amount. Rate adjustments that result in payments to the Company by interexchange or other carriers are recorded when received.

     COMPREHENSIVE INCOME

         The Company has no items of comprehensive income or expense. Accordingly, the Company's comprehensive income and net income are equal for all periods presented.

     STOCK-BASED COMPENSATION

         The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25, whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the options granted. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by SFAS No. 123.

     EARNINGS PER SHARE

         Basic earnings per share amounts are computed by dividing income or loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share amounts are determined in the same manner as basic earnings per share except the number of shares is increased assuming exercise of stock options and warrants using the treasury stock method and conversion of the 14% Cumulative Redeemable Convertible Preferred Stock ("14% Preferred"). In addition, income or loss applicable to common shareholders is not adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. Diluted earnings per share amounts are the same as basic earnings per share because the Company has a net loss before extraordinary items for all periods presented and the impact of the assumed exercise of the stock options and warrants and the assumed conversion of the 14% Preferred is not dilutive. The number of shares of Common Stock (Successor Company) relating to stock options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1,134,719 shares for the one month and thirteen days ended December 31, 1999 and 1,422,024 shares for the years ended December 31, 2000 and 2001.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of financial instruments are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2000 and 2001, or that will be realized in the future. At December 31, 2000 and 2001, the difference between the estimated fair values of financial instruments and their carrying values was not material due to either short maturity terms or similarity to terms available to comparable companies in the open market.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In 2001, the Company adopted SFAS No. 133 (as amended by SFAS No.
137) which was effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, `Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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

         As of December 31, 2000 and 2001, the net carrying amounts of intangible assets was $48,374 and $22,770 respectively. Amortization expense during the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the years ended December 31, 2000 and 2001 was $13,345, $1,623, $12,337 and $8,057, respectively. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to affect the classification or useful lives of its intangible assets or the amounts of amortization expense or impairment losses to be recognized under the new standards.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of the carrying amount or fair value, less cost to sell. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial condition, and cash flows.


2.       PROPOSED MERGER WITH DAVEL COMMUNICATIONS, INC.

         On June 13, 2001, PhoneTel Technologies, Inc. ("PhoneTel") announced that it has signed a letter of intent to merge with Davel Communications, Inc. ("Davel") which is headquartered in Tampa, Florida and operates approximately 54,000 payphones in 44 states and the District of Columbia. On February 19, 2002, the Company executed a definitive merger agreement with Davel (the "Davel Merger Agreement") which was unanimously approved by the boards of directors of both companies. In connection with the expected merger, PhoneTel will become a wholly owned subsidiary of Davel. In addition, in June 2001 the two companies entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger. During the third quarter of 2001, the two companies implemented the servicing agreement by combining field service office operation networks on a geographic basis to gain efficiencies resulting from the increased concentration of payphone service routes.

         In connection with the merger, the existing secured lenders of both Davel and PhoneTel have agreed to exchange a substantial amount of debt for equity securities of the respective companies and to restructure the remaining debt. In addition, on February 19, 2002 Davel and PhoneTel have each executed amendments to their existing credit agreements and have entered into a new combined $10,000 senior credit facility.

         In connection with PhoneTel's debt exchange, its existing secured lenders will own 87% of PhoneTel's outstanding common stock immediately prior to the merger with the remaining secured debt not to exceed $36,500 (compared to $62,635 outstanding at December 31, 2001, including accrued interest). Existing holders of PhoneTel common stock will own 9% of PhoneTel's outstanding shares immediately prior to the merger, and 4% will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis. In connection with Davel's debt exchange, its existing secured lenders will own 93% of Davel's outstanding common stock immediately prior to the merger, with the remaining secured debt not to exceed $63,500 (compared to approximately $274,000 outstanding at December 31, 2001, including accrued interest). Existing shareholders of Davel common stock will own 3% of Davel's outstanding shares immediately prior to the merger, and 4% of the common stock will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis.

         Immediately following the merger, current PhoneTel shareholders will own approximately 3.28% of the shares of Davel common stock and current Davel shareholders will own approximately 1.91%. Of the remaining shares, 4.00% are intended to be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis and the companies' existing lenders will own approximately 90.81%.

         Effective with the merger, the then outstanding debt of both entities, currently in the approximate amount of $337,000, will be reduced to $100,000 in debt of the merged entity through the debt and equity restructuring outlined above. Of this $100,000 of restructured debt, $50,000 will be amortizing term debt with interest and principal payable from operating cash flows. Payment of the interest and principal on the remaining $50,000 of term debt will be payable at maturity. Under the commitment letter issued by the existing secured lenders of both PhoneTel and Davel on February 19, 2002, interest on the term debt will be payable at a rate of 10% per annum and the debt will mature on December 31, 2005. The commitment is contingent upon the consummation of the merger and expires on August 31, 2002. Upon consummation of the debt restructuring described above, the Company estimates, based on the carrying value of its debt at December 31, 2001, that it will have an extraordinary gain relating to the restructuring of approximately $6.7 million.

         The Davel Merger is subject to approval by the shareholders of both companies and the receipt of material third party and governmental approvals and consents. In conjunction with the transaction, PhoneTel will also seek shareholder approval to increase the number of authorized shares of common stock from 45,000,000 to approximately 125,000,000 shares. No dates have been set for the stockholders' meetings.

3.       FINANCIAL CONDITION

         The Company's working capital deficiency, excluding the current portion of long-term debt, increased from $2,698 at December 31, 2000 to $3,841 at December 31, 2001, which represents a decrease in working capital of $1,143. The Company's cash provided by operating activities decreased from $1,260 for the year ended December 31, 2000 to $587 for the year ended December 31, 2001. In addition, the Company has incurred continuing operating losses, was not in compliance with certain financial covenants under its Exit Financing Agreement (see Note 7) from December 31, 2000 through December 31, 2001 and has not made the monthly scheduled interest payments that were originally due on February 1, 2001 through March 1, 2002. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived all defaults relating to the Company's failure to comply with certain financial covenants, extended the due date of the loan, deferred all monthly interest payments to the maturity date of the loan, and have amended or eliminated certain financial covenants. The Company's existing lenders have also agreed to restructure this debt in connection with the Davel Merger as described in Note 2. However, if the Company is unable to complete the Davel Merger and does not comply with the terms of the Exit Financing Agreement, as amended, this debt, subject to the rights of the Senior Lenders, could become immediately due and payable.

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

         On February 19, 2002, the Company obtained $5,000 of new financing under the Senior Credit Agreement described in Note 7. The Company also implemented the servicing agreement with Davel and has begun to achieve the anticipated efficiencies and cost savings associated with the consolidation of both companies' field office operations. As part of the Company's ongoing evaluation of its payphone base, in the third quarter of 2001, the Company removed approximately 2,000 additional payphones that had become unprofitable. In addition, the Company is developing alternate sources of revenue. With the current operational efficiencies and additional cost savings expected in connection with the Davel Merger and the continued support of its lenders, management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, will allow the Company to sustain its operations and meet its obligations through the remainder of 2002 or until the proposed merger with Davel is completed.

4.       ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

         A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any carrier other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). Dial-around calls include 1 (800) subscriber calls, as well as 1010xxx calls to access a long distance carrier or operator service provider selected by the caller. The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-phone or per-call rate in effect under orders issued by the FCC. Retroactive changes in the dial-around compensation rate pursuant to orders issued by the FCC are accounted for as changes in accounting estimates and are recorded as adjustments to revenue at the beginning of the most recent period prior to the announcement of such changes by the FCC. At December 31, 2000 and 2001, accounts receivable included $6,561 and $5,291, respectively arising from dial-around compensation. Payments related to such receivables are received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized.

         Net revenue from dial-around compensation was $13,325, $1,655, $13,442, and $9,877 for the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively. As further discussed below, the amount recorded as revenue in 2000 reflects a reduction in revenues in the fourth quarter to more closely reflect the actual number of calls for which the Company expects to be compensated.

         Effective November 6, 1996, pursuant to the rules and regulations promulgated by the FCC under section 276 of the Telecommunications Act ("Section 276"), the FCC issued an order to achieve fair compensation for dial-around calls placed from pay telephones (the "1996 Payphone Order"). Among other things, the 1996 Payphone Order prescribed compensation payable to the payphone providers by certain interexchange carriers ("IXCs") for dial-around calls placed from payphones and, to facilitate per-call compensation, the FCC required the payphone providers to transmit payphone specific coding digits that would identify each call as originating from a payphone ("Flex Ani"). The FCC required local exchange carriers ("LECs") to make such coding available to the payphone providers as a transmit item included in the local access line service. The 1996 Payphone Order set an initial monthly rate of $45.85 per pay telephone for the November 6, 1996 to October 7, 1997 period (the "Interim Period"), an increase from the monthly per pay telephone rate of $6.00 in periods prior to its implementation. Thereafter, the FCC set dial-around compensation on a per-call basis, at the assumed deregulated coin rate of $0.35. The Interim Period monthly rate was arrived at by the product of the assumed deregulated coin rate ($0.35) and the then monthly average compensable dial-around calls per payphone. A finding from the record established at the time that the monthly average compensable calls were 131 per phone.

         The 1996 Payphone Order was appealed by various parties, including the IXCs, to the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Among other items, the Appeals Court found that the FCC erred in using a market-based method for calculating the amount of dial-around compensation and further determined that the method of allocating payment among IXCs was erroneous. In July 1997, the Appeals Court vacated the 1996 Payphone Order and remanded it to the FCC for further consideration. As a result of this ruling by the Appeals Court, certain IXCs discontinued or reduced the amount of dial-around compensation actually paid to payphone service providers for the Interim Period.

         In response to the remand by the Appeals Court, in October 1997 the FCC issued a new order implementing Section 276 (the "1997 Payphone Order"). The FCC utilized a market-based method to arrive at a per call compensation rate and then reduced it by certain costs attributable to a coin call which it did not believe applied to a dial-around call, and adjusted the per-call rate from $0.35 to $0.284 (the "Default Rate"). The FCC concluded that the Default Rate should be retroactively utilized in determining compensation during the Interim Period and reiterated that payphone providers were entitled to compensation for every call pursuant to the provisions of Section 276; however, the FCC deferred for later decision the method of allocation of the payment among the IXCs.

         The 1997 Payphone Order was subsequently appealed by various parties. In May 1998, the Appeals Court again remanded the per-call compensation rate to the FCC for further explanation, without vacating the Default Rate, indicating that the FCC had failed to adequately explain its derivation of the Default Rate.

         In response to the remand of the 1997 Payphone Order, on February 4, 1999 the FCC issued its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order") wherein it adjusted the Default Rate to $0.238, (the "Adjusted Default Rate) retroactive to October 7, 1997. In adjusting the rate, the FCC shifted its methodology from the market-based method utilized in the 1996 and 1997 Payphone Orders to a cost-based method citing technological impediments that it viewed as inhibiting the marketplace and the unreliability of certain assumptions underlying the market-based method as a basis for altering its analysis. In setting the Adjusted Default Rate, the FCC incorporated its prior treatment of certain payphone costs and examined new estimates of payphone costs submitted as part of the proceeding. Pursuant to the 1999 Payphone Order, the $0.24 amount ($0.238 plus $0.002 for amounts charged by LECs for providing Flex Ani) became the Adjusted Default Rate for coinless payphone calls through January 31, 2002.

         The 1999 Payphone Order deferred a final ruling on the treatment of dial-around compensation during the Interim Period to a later order; however, it appeared from the 1999 Payphone Order that the Adjusted Default Rate would be applied to the Interim Period. The FCC further ruled that a true-up will be made for all payments or credits, together with applicable interest due and owing among the IXCs and the payphone service providers for the payment period November 7, 1996 through April 20, 1999. In the fourth quarter of 1998, the Company recorded an adjustment to reduce revenues previously recognized for the period from November 7, 1996 to September 30, 1998 due to the decrease in the per-call compensation rate to the Adjusted Default Rate.

         The 1999 Payphone Order was appealed by various parties and in June 2000, the Appeals Court issued its ruling on the matter. The Appeals Court denied all petitions for review of the per-call compensation rate and kept in place the Adjusted Default Rate mandated by the 1999 Payphone Order. Due to the lack of progress by the FCC in ordering a true-up for underpayments by IXCs during the Interim Period and a true-up for overpayments by IXCs to the Adjusted Default Rate for the payment period October 7, 1997 to April 20, 1999, (the "Intermediate Period") as well as the Company's historical collection experience, the Company recorded a bad debt loss of $4,944 in 2000. Of this amount, $4,429 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000 was recorded in the fourth quarter of 2000. In the fourth quarter of 2000, the Company began reporting revenues from dial-around compensation based on $0.24 per call and the Company's current estimate of the average monthly compensable calls per phone to more closely reflect the Company's historical collection experience and expected future call volume.

         On January 31, 2002, the FCC released its Fourth Order on Reconsideration and Order on Remand (the "2002 Payphone Order") that provides a partial decision on how retroactive dial-around compensation adjustments for the Interim Period and Intermediate Period may apply. The 2002 Payphone Order increases the flat monthly dial-around compensation rate for true-ups between individual IXCs and PSPs during the Interim Period from

$31.178 to $33.892 (the "New Default Rate"). The New Default Rate is based on 148 calls per month at $0.229 per call. The New Default Rate also applies to flat rate dial-around compensation during the Intermediate Period when the actual number of dial-around calls for each payphone is not available. The 2002 Payphone Order excludes resellers but expands the number of IXCs required to pay dial-around compensation during the Interim and Intermediate Periods. It also prescribes the Internal Revenue Service interest rate for refunds as the interest rate to be used to calculate overpayments and underpayments of dial-around compensation for the Interim Period and Intermediate Period.

         The 2002 Payphone Order kept in place the Adjusted Default Rate for per-call compensation during the Intermediate and subsequent periods. However, the FCC deferred to a later, as yet unreleased order, the method of allocating dial-around compensation among the IXCs responsible for paying fixed rate per-phone compensation. At the present time, the Company is unable to determine the effect of the final implementation of the 2002 Payphone Order. However, it is possible that any retroactive adjustments for the Interim Period and Intermediate Period could have a material adverse effect on the Company.

         On April 5, 2001, the FCC issued an order which makes the first switched based carrier that issues toll-free numbers to resellers, including prepaid calling card companies, responsible for paying dial-around compensation on coinless calls placed from payphones by individuals utilizing such toll-free numbers. Previously, these carriers were were not required to pay dial-around compensation on such calls and were not required to disclose the identity of resellers responsible for payment. The FCC order became effective on November 27, 2001. Although the Company expects this FCC order to improve its ability to identify and collect amounts relating to dial-around calls that would otherwise become uncollectible, the amount of the increase in revenues from dial-around compensation, if any, cannot be determined at this time.

5.       PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 2001 consisted of the following:

                                                              Estimated
                                                            Useful Lives
                                                             (in years)               2000             2001
                                                             ----------       ----------------    ----------------
         Telephone boards, enclosures and cases                 3-10          $         23,544    $       23,228
         Furniture, fixtures and other equipment                3-5                        827               856
         Leasehold improvements                                 2-5                        241               241
                                                                              ----------------    --------------
                                                                                        24,612            24,325
             Less - accumulated depreciation                                           (5,754)           (10,342)
                                                                              ----------------    --------------
                                                                              $         18,858    $       13,983
                                                                              ================    ==============

     Under fresh start reporting, the carrying values of property and equipment have been restated as of November 17, 1999 to reflect the reorganization value of the Company and accumulated depreciation amounts have been eliminated. Depreciation expense was $7,374, $693, $5,132 and $4,929 for the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively.

     On December 7, 2001, the Company sold approximately 1,080 payphones and related operating assets for two of its district operations facilities located in Montana for $648. The Company incurred a $378 loss on the sale of these assets which is included in interest and other income (expense) in the accompanying consolidated statements of operations.

6.       INTANGIBLE ASSETS

     Intangible assets at December 31, 2000 and 2001 consisted of the following:

                                                        Amortization
                                                           Period                   2000                2001
                                                       --------------         ----------------    ----------------
        Location contracts                              48-120 months         $         56,101    $       30,478
        Deferred financing costs                        24-120 months                    5,027             9,814
        Non-compete agreements                          24-60 months                     1,099             1,099
        Other                                            120 months                         22                22
                                                                              ----------------    --------------
                                                                                        62,249            41,413
        Less: accumulated amortization                                                 (13,875)          (18,643)
                                                                              ----------------    --------------
                                                                              $         48,374    $       22,770
                                                                              ================    ==============

     Under fresh start reporting, the carrying values of intangible assets were restated as of November 17, 1999 to reflect the reorganization value of the Company and accumulated amortization amounts have been eliminated. Amortization of intangible assets, other than deferred financing costs, amounted to $13,345, $1,623, $12,337 and $8,057 for the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999, and the years ended December 31, 2000 and 2001, respectively. Amortization of deferred financing costs is included as a component of interest expense in the accompanying consolidated statements of operations.

     As part of the Company's continuing program to evaluate the profitability of its pay telephones, the Company wrote-off the carrying value of location contracts for 1,839, 3,376 and 1,960 pay telephones removed from service in 1999, 2000, and 2001 respectively. The Company recorded losses of $864 in the ten months and seventeen days ended November 17, 1999, $6,418 in the year ended December 31, 2000 and $1,752 in the year ended December 31, 2001 relating to the write-off of these abandoned location contracts. The Company also evaluated the carrying value of its remaining payphones and location contracts in each of the Company's operating districts. In certain operating districts, the carrying value of the Company's payphone assets exceeded the estimated undiscounted future cash inflows and the Company recorded impairment losses of $14,787 and $15,830 to reduce the carrying value of such assets to its fair value during the years ended December 31, 2000 and 2001, respectively. Fair value was determined based on the estimated market value of such payphone assets. The asset impairment losses and the write-off of abandoned location contracts are included in charges relating to locations contracts in the accompanying consolidated statements of operations.

7.      LONG-TERM DEBT

        Long-term debt at December 31, 2000 and 2001 consisted of the following:

                                                                                     2000           2001
                                                                                   ----------    -----------
        Exit Financing Agreement, due August 31, 2002
             with interest payable monthly at 10.75%
             (or at 3% above the base rate, if greater) at December 31, 2001       $   51,611    $    62,635

        Warrant Put Obligation and Note Payable                                         1,062          1,116
        Other notes payable                                                                36              -
                                                                                   ----------    -----------
                                                                                       52,709         63,751
        Less current portion of long-term debt                                        (51,647)       (62,635)
                                                                                   ----------    -----------
                                                                                   $    1,062    $     1,116
                                                                                   ==========    ===========

        Maturities of long-term debt for each of the next five years consist of $62,635 due in 2002 and $1,116 due in 2004.

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

     In April 1999, the Company received a commitment from Foothill to provide $45,900 in debtor-in-possession financing ("D.I.P." financing) in anticipation of the Case described in Note 13. The Company incurred $250 in fees relating to an additional advance and a $250 fee for the D.I.P. financing commitment. On July 21, 1999, the outstanding balance of the Credit Agreement was paid from the proceeds of the D.I.P. financing, the terms of which are described below. The Company incurred an extraordinary loss from extinguishment of debt of $2,095 due to the write-off of deferred financing costs related to the Credit Agreement in 1999.

     DEBTOR-IN-POSSESSION LOAN AGREEMENT

     On July 14, 1999, the Company entered into a D.I.P. financing agreement ("D.I.P. Agreement") with Foothill. The D.I.P. Agreement provided a $45,900 revolving credit commitment, which was used to pay the outstanding balance due under the Credit Agreement, including accrued interest on July 21, 1999. The Company also received advances totaling $2,649 for working capital purposes.

     Interest on the D.I.P. Agreement was payable monthly in arrears at 3% above the base rate (as defined therein) through November 12, 1999 and 3.75% above the base rate thereafter. The loan was secured by substantially all of the assets of the Company. The D.I.P. Agreement included covenants, which limited the incurrence of additional debt, capital leases, liens and the disposition of assets. On November 17, 1999, the Company refinanced the D.I.P. Agreement from the proceeds of the post reorganization loan described below.

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

     The Exit Financing Agreement provides for various fees aggregating $9,440 over the original term of the loan, including a $1,150 deferred line fee, which was originally payable one year from the date of closing, together with interest thereon, and a $10 servicing fee which is payable each month. The Exit Financing Agreement, as amended, also provides for an additional fee of $575 per month for each month after the original maturity date of the loan. At the option of the Company, payment of other fees, together with interest due thereon, may be deferred and added to the then outstanding principal balance. Fees due pursuant to the Exit Financing Agreement were subject to certain reductions for early prepayment, providing the Company was not in default on the Exit Financing Agreement.

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

     From December 31, 2000 through December 31, 2001, the Company was not in compliance with certain financial covenants under the Exit Financing Agreement. In addition, the Company did not pay the monthly interest payments that were originally due on February 1, 2001 through March 1, 2002 nor the deferred line fee that was originally due on November 17, 2000. Effective November 13, 2000, February 1, March 1, April 1, May 1 and August 13, 2001, and February 19, 2002, the Company executed amendments to the Exit Financing Agreement (the "Amendments") which extended the due date of the deferred line fee and the maturity date of the Exit Financing Agreement to August 31, 2002. The Amendments provide for the capitalization of monthly interest that was originally due on February 1, 2001 through August 1, 2002 as part of the principal balance and waives defaults through December 31, 2001 for the Company's failure to comply with certain financial covenants. The Amendments also amended or eliminated certain financial covenants and permits the Company to incur the debt under the Senior Credit Agreement described below, which debt is senior in right of payment to Company's Exit Financing Agreement. Although the lenders have waived defaults by the Company through December 31, 2001, there can be no assurances that the Company will be able to comply with its financial covenants through the remainder of 2002. If a default occurs with respect to the Company's Exit Financing Agreement, this obligation, subject to the rights of the Senior Lenders, could become immediately due and payable.

     On February 19, 2002, PhoneTel's and Davel's existing secured lenders, including Foothill, consented to the Davel Merger, agreed to exchange a substantial amount of debt for equity securities, and committed to restructure the remaining debt. The Company previously received consent from Foothill to enter into the servicing agreement with Davel (see Note 2).

     SENIOR CREDIT AGREEMENT

     On February 19, 2002, in connection with the Davel Merger Agreement, PhoneTel and Davel jointly entered into a new $10,000 senior secured credit facility (the "Senior Credit Agreement") with Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "Senior Lenders"). Under the Senior Credit Agreement, PhoneTel and Davel each received $5,000 of loan proceeds and will each pay 50% of the interest, fees and principal due thereunder. The companies have joint and several liability for this obligation and each would be responsible for the entire obligation in the event of default by the other party.

     The Senior Credit Agreement is secured by substantially all of the assets of PhoneTel and Davel and provides for the payment of monthly interest at 15% per annum and, beginning July 31, 2002, monthly principal payments of $833 through the earlier of June 30, 2003, the maturity date of the loan, or the termination of the Davel Merger Agreement (which will occur on August 31, 2002 if not extended by the Lenders). If the Davel Merger Agreement is not consummated by August 31, 2002, all outstanding amounts will become immediately due and payable. The Senior Credit Agreement also provides for the payment of a 1% loan fee, loan costs incurred by the Senior Lenders, and advanced payments of principal from excess cash flow or certain types of cash receipts. The Company incurred $190 for its share of costs and loan fees. The Senior Credit Agreement also requires PhoneTel and Davel to maintain a minimum level of combined earnings (as defined in the Senior Credit Agreement) and limits the incurrence of cash expenditures and indebtedness, the payment of dividends, and certain asset disposals.

     WARRANT PUT OBLIGATION AND NOTE PAYABLE

     On October 18, 1999, in connection with the Prepackaged Plan, the Company reached an agreement with a former lender to settle a claim for the purported exercise of a put right relating to warrants to purchase shares of Series A Special Convertible Preferred Stock ("Series A Preferred"). The Series A Preferred was convertible into Common Stock. The claim was settled for $1,000 in the form of a note payable, subject to certain reductions for early payment, together with deferred interest at 5% per annum, in five years. In addition, the former lender agreed to forfeit its shares of Common Stock (Successor Company) and New Warrants which were issued pursuant to the Prepackaged Plan and immediately canceled. The adjustment to reduce the amount of the warrant put obligation to $1,000, to record a note payable for this obligation and to credit additional paid-in capital was recorded by the Company as of November 17, 1999. The note is secured by substantially all of the assets of the Company and is subordinate in right of payment to the Company's Exit Financing Agreement. The note includes a cross of default provision which permits the holder to declare the note immediately due and payable if payment of amounts due under the Exit Financing Agreement is accelerated as a result of default.

8.       INCOME TAXES

     No provisions for income tax were required and no income taxes were paid for the years ended December 31, 1999, 2000 and 2001 because of operating losses generated by the Company. In 1999, the Company had a taxable loss of approximately $23,000 as a result of the Federal tax exclusion relating to the extraordinary gain recognized upon conversion of the Senior Notes to Common Stock (Successor Company) pursuant to the Prepackaged Plan. Special tax rules apply to cancellation of indebtedness income ("COD Income") arising in bankruptcy. COD Income of $79,267 is excluded from taxation but must be applied to reduce the 1999 taxable loss, tax net operating loss carryforwards and other tax attributes of the Company. Accordingly, no provisions for income tax were required and no income taxes were payable for the year ended December 31, 1999. Deferred tax assets and (liabilities) at December 31, 2000 and 2001 are as follows:

                                                                                    2000                2001
                                                                              ----------------    --------------
       Federal net operating loss carryforward                                $          6,476    $       12,497
       Depreciation and amortization                                                     6,842             7,777
       Allowance for doubtful accounts receivable                                           28               140
       Other                                                                                 -               113
                                                                              ----------------    --------------
       Gross deferred tax assets                                                        13,346            20,527
       Valuation allowance on deferred tax assets                                      (13,346)          (20,527)
                                                                              ----------------    --------------
       Net deferred tax assets                                                $              -    $            -
                                                                              ================    ==============

     A valuation allowance equal to the net deferred tax assets has been provided because management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. The tax net operating loss carryforward of approximately $36,756 will expire in the years 2018 through 2021. The tax benefit of any preconfirmation net operating loss carryforward, if utilized, will be reported as an increase in additional paid-in capital.

     Internal Revenue Code Section 382 provides for an annual limitation on the use of net operating loss carryforwards in years subsequent to significant changes in ownership. As a result of the Company's Restructuring in 1999, a change in ownership has occurred resulting in an annual limitation which exceeds the amount of the Company's net operating loss carryforward from years prior to the Restructuring. In addition, any significant change in ownership that occurs within two years after the November 17, 1999 ownership change will result in a loss of tax benefits relating to the then existing tax net operating loss carryforwards. The tax benefit as a percentage of the loss before taxes differs from the statutory tax rate due primarily to the amortization and write-off of certain intangibles, which is not deductible for tax purposes, and the valuation allowance on deferred tax assets.

9. 14% CUMULATIVE CONVERTIBLE PREFERRED STOCK MANDATORILY REDEEMABLE (PREDECESSOR COMPANY)

     At December 31, 1998, the Predecessor Company had 107,918 shares of 14% Preferred issued and outstanding and cumulative dividends issuable of 50,609 shares (valued at $1,118). The Company recorded dividends, declared and undeclared, at their fair market value and recognized the difference between the carrying value of the 14% Preferred and the mandatory redemption amount ($9,512 at December 31, 1998) through monthly accretions using the interest method. The carrying value of the 14% Preferred was increased by $1,197 in the first ten months and seventeen days of 1999 through accretions. Each share of 14% Preferred was entitled to receive a quarterly dividend of 0.035 shares of 14% Preferred. Each share of 14% Preferred was convertible into 10 shares of Common Stock (Predecessor Company) and was subject to mandatory redemption on June 30, 2000.

     As discussed in Note 13, the Successor Company issued 325,000 shares of Common Stock and 722,200 New Warrants in exchange for the 14% Preferred.

10.      COMMON STOCK AND OTHER  SHAREHOLDERS' EQUITY

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

       Effective November 17, 1999, the Company issued 10,205,000 shares of Common Stock (Successor Company) upon consummation of the Company's Prepackaged Plan. Prior to the Consumation Date, the Predecessor Company was authorized to issue up to 50,000,000 shares of Common Stock, $0.01 par value, and had 18,754,133 shares issued and outstanding. As discussed in Note 13, the Successor Company issued 175,000 shares of Common Stock and 388,900 New Warrants in exchange for the Common Stock (Predecessor Company). The Predecessor Company was also authorized to issue up to 250,000 shares of Series A Special Convertible Preferred Stock, $0.20 par value, $0.20 stated value, none of which were outstanding as of the Consumation Date.

      STOCK WARRANT ACTIVITY

              Activity for warrants exercisable into Common Stock during 1999, 2000 and 2001 was as follows:

                                                                   Number            Weighted Average
                       Predecessor Company                        of Shares           Exercise Price
                       -------------------                       ----------           --------------
               Balance, December 31, 1998                        1,235,357              $   2.54

               Canceled upon expiration or consummation
                 of the Company's Prepackaged Plan              (1,235,357)                 2.54
                                                                ----------
               Balance, November 17, 1999                                -                     -
                                                                ===========

                        Successor Company
                        -----------------
               November 17, 1999 - Granted pursuant
                 to Prepackaged Plan                             1,111,100                 10.50
               Canceled - settlement of
                 warrant put obligation for Series A Preferred     (36,379)                10.50
                                                                -----------
               Balance, December 31, 1999                        1,074,721
               Exercised and other capital transactions              2,303                 10.50
                                                                -----------
               Balance, December 31, 2000 and 2001               1,077,024                 10.50
                                                                ===========

         All warrants outstanding at each period end were exercisable.

       At December 31, 1998, there were 89,912 warrants which were exercisable into Series A Preferred. These warrants were canceled in 1999 in connection with the settlement of the warrant put obligation discussed in Note 7.

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

         Other options to purchase Common Stock (Predecessor Company) were granted by the Company at the discretion of the Board of Directors to employees, officers, directors and others, and generally were exercisable immediately upon issuance, had terms of three to five years and were issued with exercise prices at or slightly below quoted market value of the Company's Common Stock on the date of grant. All outstanding options to purchase Common Stock (Predecessor Company) that were not previously canceled or exercised were canceled in 1999 in connection with the Prepackaged Plan.

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

     Activity for stock options exerciseable into Common Stock during 1999, 2000 and 2001 was as follows:

                                                                   Number            Weighted Average
                     Predecessor Company                          of Shares           Exercise Price
                     -------------------                         ----------           --------------
               Balance, December 31, 1998                         1,916,735             $   2.87

               Granted to former executive                           35,000                 0.81
               Canceled upon expiration, termination
                 or consummation of the Company's
                 Prepackaged Plan                               (1,951,735)                 2.83
                                                                -----------
               Balance, November 17, 1999                                -
                                                                ==========
                      Successor Company
                      -----------------

               Granted to Directors                                  85,000                 1.14
                                                                -----------
               Balance, December 31, 1999                            85,000                 1.14
               Granted:
               1999 Management Incentive Plan                       243,000                 1.48
               To officer                                            75,000                  .01
                                                                -----------
               Total options granted                                318,000                 1.13
               Canceled                                              (2,000)                1.56
                                                                -----------
               Balance, December 31, 2000                           401,000                 1.13
               Canceled                                             (56,000)                1.37
                                                                -----------
               Balance, December 31, 2001                           345,000                 1.09
                                                                ===========

     STOCK BASED COMPENSATION

     Under SFAS No. 123 "Accounting for Stock-Based Compensation", the fair value of each option and warrant granted is estimated on the grant date using the Black-Scholes option pricing model. The fair value of options and warrants issued to non-employees is charged to operations over the periods such options and warrants vest. The Company recognizes compensation expense for options or warrants issued to employees and directors using the intrinsic value method. Under that method, compensation expense is charged for the excess of the market value of the Company's shares over the exercise price of the options or warrants, if any, on the date of grant. The following assumptions were made in estimating fair value: (i) dividend yield of 0%; (ii) risk-free interest rates of 6.29% for 1999 and 6.57% for 2000; (iii) expected life equal to the period of time remaining in which the options or warrants can be exercised; and (iv) expected volatility of 74% in 1999 and 72% in 2000. There were no compensation costs charged to operations in 1999 or 2001 for stock options issued to employees. In 2000, the Company recorded $28 of compensation expense using the intrinsic value method of accounting. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income (loss) and the income (loss) per share would have been as follows:

                                            Ten Months      One Month and
                                           and Seventeen    Thirteen Days
                                            Days Ended          Ended               Year Ended December 31
                                           November 17       December 31          --------------------------
                                               1999             1999                 2000            2001
                                          -----------        ------------            ----            ----
         Net income (loss):
             As reported                  $    40,288       ($2,694)              ($48,406)       ($42,581)
             Pro forma                         43,302        (2,745)               (48,520)        (42,639)
         Net income (loss) per share
          (basic and diluted):
             As reported                         2.08         (0.26)                 (4.75)          (4.18)
             Pro forma                           2.24         (0.27)                 (4.76)          (4.18)

         The weighted average fair value of options and warrants granted to employees and directors was $0.03 in the ten months and seventeen days ended November 17, 1999, $0.60 in the one month and thirteen days ended December 31, 1999 and $0.79 in 2000. All options and warrants that were outstanding prior to November 17, 1999 were canceled pursuant to the Company's Prepackaged Plan. Under SFAS No. 123, the pro forma net income and net income per share amounts for the ten months and seventeen days ended November 17, 1999 reflect the reversal of compensation expense from prior years due to the cancellation of such options.

The following is a summary of the status of options and warrants outstanding at December 31, 2001:

                         Options and Warrants Outstanding                        Options and Warrants Exercisable
      --------------------------------------------------------------------       ---------------------------------
                                    Weighted Average
      Exercise Price                    Remaining         Weighted Average                        Weighted Average
           Range        Number      Contractual Life       Exercise Price            Number        Exercise Price
           -----        ------      ----------------       --------------            ------        --------------
      $0.00-$0.01        75,000         1.4 years              $0.01                   75,000           $0.01
       1.14-1.56        270,000         2.7 years               1.39                  130,000            1.31
       10.50          1,077,024         0.9 years              10.50                1,077,024           10.50


11.      COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate offices and other locations, office equipment and field operations service vehicles under noncancellable operating leases expiring at various times through 2006.

     Future minimum noncancellable payments under operating leases are as follows:

                           2002                    $           968
                           2003                                596
                           2004                                105
                           2005                                 23
                           2006                                 21
                                                   ---------------
                                                   $         1,713

     Rent expense under all operating leases was $2,269, $299, $2,514 and $1,961 for the ten months and seventeen days ended November 17, 1999, the one month and thirteen days ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively. The Company, in the course of its normal operations, is subject to regulatory matters, disputes, claims and lawsuits. In management's opinion all such outstanding matters of which the Company has knowledge, have been reflected in the financial statements or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In January 2001, the Tennessee Regulatory Authority (the "TRA") denied a petition for stay of its prior order, which required certain LECs to refund to payphone service providers amounts billed since April 1997 for local line access in excess of the applicable LEC's cost plus a reasonable profit (the "New Services Test"). In February 2001, the Company received a refund of approximately $500 from Bell South Telecommunications, Inc. who has appealed the TRA's order. The Company has not recognized this refund as a reduction in expense in 2001 due to the appeal which is currently pending. The Company has recorded this refund in accounts payable at December 31, 2001. The Company expects to receive additional refunds under the New Services Test and will recognize such refunds as a reduction in line and transmission charges during the period in which such refunds are received.

     On June 11, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Original Davel Merger Agreement") with Davel Communications Group, Inc. On July 5, 1998, Peoples Telephone Company, Inc., a publicly held, independent pay telephone provider ("Peoples"), also entered into a merger agreement (the "Peoples Merger Agreement") with Davel.

     On September 29, 1998, the Company received a letter from Davel purporting to terminate the Original Davel Merger Agreement. Thereafter, a complaint against the Company was filed in the Court of Chancery of New Castle County, Delaware by Davel, which was subsequently amended, alleging, among other things, equitable fraud and breach of contract relating to the Original Davel Merger Agreement. On October 27, 1998, the Company filed its answer to the amended complaint denying the substantive allegations contained therein and filed a counterclaim against Davel for breach of contract. At the same time, PhoneTel filed a third party claim against Peoples (acquired by Davel on December 23, 1998) for tortuous interference with contract alleging that Peoples induced Davel to not comply with the terms of the Original Davel Merger Agreement. The counterclaim and third party claim seek specific performance from Davel, which would require Davel to comply with the terms of the Original Davel Merger Agreement or, alternatively, for compensatory damages and costs of an unspecified amount. On February 19, 2002, the Company and Davel entered into a settlement agreement which provides for the dismissal of each company's claims at the time the current merger of the companies is completed.

12.      OTHER REVENUES AND EXPENSES AND EXTRAORDINARY ITEMS

     The Company's President and Chief Executive Officer is a Director, Executive Vice President and a 40% shareholder of Urban Telecommunications, Inc. ("Urban"). During the years ended December 31, 2000 and 2001, other revenues include $81 and $507, respectively, from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. Accounts receivable include $38 at December 31, 2000 and $188 at December 31, 2001 due from Urban.

     Other revenues also include $240 of income in both 2000 and 2001 relating to the amortization of deferred revenue resulting from a signing bonus received in connection with a services agreement with an operator service provider.

     Other unusual charges (income) and contractual settlements is comprised of:

                                                   Predecessor
                                                     Company                   Successor Company
                                                -----------------  ---------------------------------------------
                                                                     One Month
                                                 Ten Months and         and
                                                 Seventeen Days    Thirteen Days
                                                      Ended            Ended           Year Ended December 31
                                                   November 17      December 31     ----------------------------
                                                      1999             1999             2000            2001
                                                  -------------   ---------------   -------------  -------------
       Professional fees and other
         costs related to the Prepackaged Plan     $      852     $        31          $    78
       Settlement of employee
         contractual obligations                            -               -                -        $      108
       Costs relating to Davel Merger Agreement             -               -                -               650
       Settlement - professional fees                       -            (364)               -
       Other contractual settlements                        -               -              284                21
       Other                                              178               -              217                83
                                                   ----------     -----------        ---------        ----------
                                                   $    1,030     $      (333)       $     579        $      862
                                                   ==========     ===========        =========        ==========

     The Company did not pay the semiannual interest payments which were due December 15, 1998 and June 15, 1999 on its $125,000 aggregate principal amount 12% Senior Notes, due 2006, and, pursuant to the terms of the indenture, the Company was in default on this debt. As discussed in Note 13, the Company converted the Senior Notes and accrued interest to Common Stock (Successor Company) on November 17, 1999 and recognized an extraordinary gain on extinguishment of this debt, determined as follows:

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
                                                                                        =============

     The extraordinary gain on extinguishment of debt of $77,172 for the ten months and seventeen days ended November 17, 1999 consisted of the gain on conversion of Senior Notes to Common Stock (Successor Company) of $79,267 less the loss of $2,095 due to the write-off of deferred financing costs upon refinancing of the Company's Credit Agreement on July 21, 1999.

13.      CHAPTER 11 BANKRUPTCY FILING AND RESTRUCTURING

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

     The Company solicited and received acceptances of the Prepackaged Plan from the holders of the Senior Notes and its 14% Preferred in anticipation of the commencement of a case under chapter 11 of the Bankruptcy Code (the "Case"). On July 14, 1999, the Company commenced the Case in the U.S. Bankruptcy Court in the Southern District of New York (the "Court") and thereafter continued to operate its business as a debtor-in-possession.

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

     The equity interests issued in connection with the Prepackaged Plan were subject to dilution by certain other equity issuances, including the issuance of 205,000 shares of Common Stock (Successor Company) to certain financial advisors for services rendered in connection with the reorganization, and issuances resulting from the exercise of certain options to purchase up to 5% of Common Stock (Successor Company) to be issued by the New Board pursuant to the terms of a management incentive plan ("1999 Management Incentive Plan") and other awards included as part of the Prepackaged Plan.

     As of November 17, 1999 (the "Consummation Date"), the total amount of Common Stock (Successor Company) outstanding, after giving effect to the Common Stock (Successor Company) and New Warrants forfeited in connection with the warrant put obligation settlement described in Note 7, was 10,188,630 shares. In addition, 1,074,721 shares of Common Stock (Successor Company) are reserved for future issuance upon the exercise of the New Warrants, and an amount equal to 5% of the shares of Common Stock (Successor Company) is reserved for issuance pursuant to the terms of the 1999 Management Incentive Plan.

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

PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET
November 17, 1999

                                                       Predecessor
                                                         Company                (a)                  (b)             Successor
                                                      Pre-emergence        Reorganization        Fresh Start          Company
                                                      Balance Sheet         Adjustments          Adjustment        Balance Sheet
                                                      ---------------      ---------------      --------------     --------------
Assets
       Current assets:
              Cash                                            $6,576                                                      $6,576
              Accounts receivable, net                        11,179                                                      11,179
              Other current assets                             1,708                                                       1,708
                                                      ---------------      ---------------      --------------     --------------
                    Total current assets                      19,463                    -                   -             19,463

       Property and equipment, net                            21,979                                   $1,315             23,294
       Intangible assets, net                                 80,762                                    3,753             84,515
       Other assets                                              532                                                         532
                                                      ---------------      ---------------      --------------     --------------
                                                            $122,736                    -              $5,068           $127,804
                                                      ===============      ===============      ==============     ==============
Liabilities and Shareholders' Equity (Deficit)
       Current liabilities:
              Current portion of long-term debt               $1,159                                                      $1,159
              Accounts payable                                 9,174                                                       9,174
              Accrued expenses                                 5,987                                                       5,987
                                                      ---------------      ---------------      --------------     --------------
                    Total current liabilities                 16,320                    -                   -             16,320

       12% Senior Notes, net                                 139,438            ($139,438)                                     -
       Other long-term debt                                   47,992                                                      47,992
       14%  Preferred                                         10,322              (10,322)                                     -

       Shareholders' Equity (Deficit):
              Series A Preferred                                   -                                                           -
              Common Stock (Predecessor Company)                 188                 (188)                                     -
              Common Stock (Successor Company)                     -                  102                                    102
              Additional Paid-in Capital                      61,684               70,579            ($68,873)            63,390
              Accumulated Deficit                           (153,208)              79,267              73,941                  -
                                                      ---------------      ---------------      --------------     --------------
                    Shareholders' Equity (Deficit)           (91,336)             149,760               5,068             63,492

                                                      ---------------      ---------------      --------------     --------------
                                                            $122,736              $     -              $5,068           $127,804
                                                      ===============      ===============      ==============     ==============


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

14.      QUARTERLY RESULTS (UNAUDITED)

     The following is a summary of unaudited results of operations for the years ended December 31, 2000 and 2001.

Quarter Ended 2000                March 31     June 30   September 30  December 31
------------------                --------     -------   ------------  -----------
      Revenues                      $14,549     $15,361     $16,017     $12,917
      Net loss                       (5,492)     (4,914)     (7,814)    (30,186)
      Net loss per common share,
           basic and diluted          (0.54)      (0.48)      (0.77)      (2.96)

      Quarter Ended 2001
      ------------------
      Revenues                       11,356      12,280      11,817       9,518
      Net loss                       (6,217)    (12,786)     (7,367)    (16,211)
      Net loss per common share,
        basic and diluted             (0.61)      (1.25)      (0.72)      (1.59)

     Loss per share amounts for each quarter are required to be computed independently and, therefore, may not equal amounts computed on an annual basis.

     During the fourth quarter of 2000 and the second and fourth quarters of 2001, the Company recorded losses on asset impairment relating to location contracts of $14,787, $6,323 and $9,507 ($1.45, $0.62 and $0.93 per share), respectively. The Company also wrote-off the carrying value of abandoned location contracts of $2,880, $3,538 and $1,752 ($0.28, $0.35 and $0.17 per
share) during the quarters ended September 30, 2000, December 31, 2000 and September 30, 2001, respectively (see Note 6). In the fourth quarter of 2000, the Company recorded a provision for uncollectible accounts receivable relating to dial-around compensation of $4,429 ($0.43 per share) to more closely reflect the actual number of dial-around calls for which the Company expects to be compensated.

                   PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                      ------------------    -------------------    ------------------------    -------------------
                                           Balance              Additions             Deductions for
                                             at             charged (credited)        write-offs and                Balance
                                          beginning         to costs, expenses          fresh start                  at end
                                          of period           or tax benefit             reporting                 of period
                                      ------------------    -------------------    ------------------------    -------------------
TEN MONTHS AND SEVENTEEN DAYS
    ENDED NOVEMBER 17, 1999
Allowances deducted from related
    balance sheet accounts:
       Accounts Receivable                          935                    345                                         1,280
       Deferred Tax Assets                       22,629                (15,506)                 ($447)                 6,676
       Intangible Assets                         42,852                 15,279                (58,131)                     -


ONE MONTH AND THIRTEEN DAYS
    ENDED DECEMBER 31, 1999
Allowances deducted from related
    balance sheet accounts:
       Accounts Receivable                        1,280                     59                                         1,339
       Deferred Tax Assets                        6,676                 (2,114)                                        4,562
       Intangible Assets                              -                  1,993                                         1,993


YEAR ENDED DECEMBER 31, 2000
Allowances deducted from related
    balance sheet accounts:
       Accounts Receivable                        1,339                  4,944                 (6,199)                    84
       Deferred Tax Assets                        4,562                  8,784                                        13,346
       Intangible Assets                          1,993                 16,920                 (5,038)                13,875


YEAR ENDED DECEMBER 31, 2001
Allowances deducted from related
    balance sheet accounts:
       Accounts Receivable                           84                    328                                           412
       Deferred Tax Assets                       13,346                  7,181                                        20,527
       Intangible Assets                         13,875                 12,845                 (8,077)                18,643


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHONETEL TECHNOLOGIES, INC.


March 29, 2002                       By:/s/ John D. Chichester
                                     --------------------------
                                     John D. Chichester
                                     President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                            Title                                     Date
/s/ John D. Chichester                  President,                                  March 29, 2002
-----------------------------           Chief Executive Officer,
John D. Chichester                      and Director

/s/ Richard P. Kebert                   Chief Financial Officer,                    March 29, 2002
-----------------------------           Treasurer and Secretary
Richard P. Kebert


/s/ Eugene I. Davis                     Director                                    March 29, 2002
-----------------------------
Eugene I. Davis

/s/ Peter G. Graf                       Director                                    March 29, 2002
-----------------------------
Peter G. Graf

/s/ Kevin Schottlaender                 Director                                    March 29, 2002
-----------------------------
Kevin Schottlaender

/s/ Bruce Ferguson                      Director                                    March 29, 2002
-----------------------------
Bruce Ferguson


                                 EXHIBIT INDEX

10.23 Amendment to Employment Agreement dated February 28, 2002 by and between PhoneTel Technologies, Inc. and John D. Chichester.

21    Subsidiaries of PhoneTel Technologies, Inc.

----------------