Form 10-Q
period 2002-03-31
PHONETEL TECHNOLOGIES INC
filed 2002-05-16
CIK 821511

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

                                   (Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                 --------------

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

               FOR THE TRANSITION PERIOD FROM        TO       .
                                              ------    ------

                         COMMISSION FILE NUMBER 0-16715

                           PHONETEL TECHNOLOGIES, INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OHIO                                    34-1462198
------------------------------------        ------------------------------------
    (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)


NORTH POINT TOWER, 7TH FLOOR, 1001 LAKESIDE AVENUE, CLEVELAND, OHIO   44114-1195
-------------------------------------------------------------------   ----------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2002,
                                                            -------------------
10,189,684 shares of the registrant's common stock, $.01 par value, were
------------------------------------------------------------------------
outstanding.
------------

                   PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                          Page No.
PART I.      FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Consolidated Balance Sheets as of December 31, 2001
                                 and March 31, 2002...........................................3

                             Consolidated Statements of Operations for the Three
                                 Months Ended March 31, 2001 and 2002.........................4

                             Consolidated Statements of Cash Flows for the Three
                                 Months Ended March 31, 2001 and 2002.........................5

                             Notes to Consolidated Financial Statements.......................6

                  Item 2.    Management's Discussion and Analysis of
                                Financial Condition and Results of Operations................12

                  Item 3.    Quantitative and Qualitative Disclosures about
                                Market Risk..................................................17

PART II.     OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K................................17



Signatures...................................................................................19


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                     (UNAUDITED)
                                                                        DECEMBER 31    MARCH 31
                                                                            2001        2002
                                                                         ---------    ---------
ASSETS
      Current assets:
           Cash                                                          $   4,225    $   5,573
           Accounts receivable, net of allowance for doubtful accounts
               of $412 and $506, respectively                                6,769        5,716
           Other current assets                                                992        1,290
                                                                         ---------    ---------
                    Total current assets                                    11,986       12,579
      Property and equipment, net                                           13,983       12,844
      Intangible assets, net                                                22,770       21,781
      Other assets                                                             689          625
                                                                         ---------    ---------
                                                                         $  49,428    $  47,829
                                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
           Current portion of long-term debt                             $  62,635    $  69,847
           Accounts payable                                                  7,687        4,935
           Accrued expenses:
               Location commissions                                          3,810        3,573
               Line and transmission charges                                 2,379        2,185
               Personal property and sales tax                               1,145          930
               Other                                                           806          948
                                                                         ---------    ---------
                    Total current liabilities                               78,462       82,418

      Long-term debt, net of current maturities                              1,116        2,380
                                                                         ---------    ---------
                    Total liabilities                                       79,578       84,798
                                                                         ---------    ---------
      Commitments and contingencies                                           --           --

      Shareholders' equity (deficit) :
           Common Stock - $0.01 par value; 45,000,000 shares
               authorized, 10,189,684 shares issued and outstanding            102          102
           Additional paid-in capital                                       63,429       63,429
           Accumulated deficit                                             (93,681)    (100,500)
                                                                         ---------    ---------
                    Total shareholders' equity (deficit)                   (30,150)     (36,969)
                                                                         ---------    ---------
                                                                         $  49,428    $  47,829
                                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED MARCH 31
                                                          ----------------------------
                                                              2001            2002
                                                          ------------    ------------
REVENUES:
      Coin calls                                          $      6,716    $      5,586
      Non-coin telecommunication services                        4,499           2,977
      Other                                                        141             189
                                                          ------------    ------------
                                                                11,356           8,752
                                                          ------------    ------------
OPERATING EXPENSES:
      Line and transmission charges                              4,362           3,199
      Location commissions                                       1,597           1,460
      Field operations                                           3,328           2,657
      Selling, general and administrative                        2,052           2,008
      Depreciation and amortization                              3,418           2,473
      Other unusual charges and contractual settlements            110             201
                                                          ------------    ------------
                                                                14,867          11,998
                                                          ------------    ------------
Loss from operations                                            (3,511)         (3,246)

OTHER INCOME (EXPENSE):
      Interest expense                                          (2,744)         (3,592)
      Interest and other income                                     38              19
                                                          ------------    ------------
                                                                (2,706)         (3,573)
                                                          ------------    ------------
NET LOSS                                                       ($6,217)        ($6,819)
                                                          ============    ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED                    ($0.61)         ($0.67)
                                                          ============    ============
Weighted average number of shares, basic and diluted        10,189,684      10,189,684
                                                          ============    ============









   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     THREE MONTHS ENDED MARCH 31
                                                                                     ---------------------------
                                                                                            2001       2002
                                                                                          -------    -------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net loss                                                                            ($6,217)   ($6,819)
      Adjustments to reconcile net loss to net cash flow from operating activities:
           Depreciation and amortization                                                    3,418      2,473
           Provision for uncollectible accounts receivable                                    155         94
           Non-cash interest expense                                                        2,738      3,511
           Other                                                                              (14)        (7)
           Changes in current assets                                                           19        661
           Changes in current liabilities, excluding reclassification of long-term debt       139     (3,256)
                                                                                          -------    -------
                                                                                              238     (3,343)
                                                                                          -------    -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Purchases of property and equipment                                                    (173)       (37)
      Proceeds from sale of assets                                                             14          9
      Acquisition of intangible assets                                                       (277)       (43)
      Other deferred charges                                                                  (11)        64
                                                                                          -------    -------
                                                                                             (447)        (7)
                                                                                          -------    -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
      Proceeds from debt issuance                                                            --        5,000
      Principal payments on borrowings                                                         (2)       (37)
      Debt financing costs                                                                    (35)      (265)
                                                                                          -------    -------
                                                                                              (37)     4,698
                                                                                          -------    -------
Increase (decrease) in cash                                                                  (246)     1,348
Cash, beginning of period                                                                   4,425      4,225
                                                                                          -------    -------
Cash, end of period                                                                       $ 4,179    $ 5,573
                                                                                          =======    =======
SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                                                     $   515    $    81
                                                                                          =======    =======
NON-CASH TRANSACTIONS:
      Deferred financing costs                                                            $   345       --
                                                                                          =======    =======





   The accompanying notes are an integral part of these financial statements.

PHONETEL TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 2002
(IN THOUSANDS OF DOLLARS EXCEPT FOR PER PAY TELEPHONE, PER CALL AND PER SHARE
-----------------------------------------------------------------------------
AMOUNTS)
--------

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.



2.       PROPOSED MERGER WITH DAVEL COMMUNICATIONS, INC.

         On June 13, 2001, PhoneTel Technologies, Inc. ("PhoneTel") announced that it has signed a letter of intent to merge with Davel Communications, Inc. ("Davel") which is headquartered in Tampa, Florida and currently operates approximately 50,000 payphones in 44 states and the District of Columbia. On February 19, 2002, the Company executed a definitive merger agreement with Davel (the "Davel Merger Agreement") which was unanimously approved by the boards of directors of both companies. In connection with the expected merger, PhoneTel will become a wholly owned subsidiary of Davel. In addition, in June 2001 the two companies entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger. During the third quarter of 2001, the two companies implemented the servicing agreement by combining field service office operation networks on a geographic basis to gain efficiencies resulting from the increased concentration of payphone service routes.

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


         In connection with PhoneTel's debt exchange, its existing secured lenders will own 87% of PhoneTel's outstanding common stock immediately prior to the merger with the remaining secured debt not to exceed $36,500 (compared to $66,097 outstanding at March 31, 2002, including accrued interest). Existing holders of PhoneTel common stock will own 9% of PhoneTel's outstanding shares immediately prior to the merger, and 4% will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis. In connection with Davel's debt exchange, its existing secured lenders will own 93% of Davel's outstanding common stock immediately prior to the merger, with the remaining secured debt not to exceed $63,500 (compared to approximately $237,592 outstanding at March 31, 2002, including accrued interest). Existing shareholders of Davel common stock will own 3% of Davel's outstanding shares immediately prior to the merger, and 4% of the common stock will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis.



         Immediately following the merger, current PhoneTel shareholders will own approximately 3.28% of the shares of Davel common stock and current Davel shareholders will own approximately 1.91%. Of the remaining shares, 4.00% will be reserved for issuance of post-closing employee options and other stock-based incentives, on a fully diluted basis and the companies' existing lenders will own approximately 90.81%.

         Effective with the merger, the then outstanding balance of the existing secured debt of both entities, currently in the approximate amount of $303,689, will be reduced to $100,000 in debt of the merged entity through the debt and equity restructuring outlined above. Of this $100,000 of restructured debt, $50,000 will be amortizing term debt with interest and principal payable from operating cash flows. Payment of the interest and principal on the remaining $50,000 of term debt will be payable at maturity. Under the commitment letter issued by the existing secured lenders of both PhoneTel and Davel on February 19, 2002, interest on the term debt will be payable at a rate of 10% per annum and the debt will mature on December 31, 2005. The commitment is contingent upon the consummation of the merger and expires on August 31, 2002. Upon consummation of the debt restructuring described above, the Company estimates, based on the carrying value of its debt at March 31, 2002, that it will have a gain relating to the restructuring of approximately $8.8 million.


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




3.       FINANCIAL CONDITION

         The Company's working capital, excluding the current portion of long-term debt, increased from a deficiency of $3,841 at December 31, 2001 to $8 at March 31, 2002 primarily due to $5,000 in new borrowings in the first quarter of 2002, the proceeds of which were used to pay accounts payable and other current liabilities. As a result, the Company's cash provided by (used in) operating activities decreased from $238 for the three months ended March 31, 2001 to $(3,343) for the three months ended March 31, 2002. In addition, the Company has incurred continuing operating losses, was not in compliance with certain financial covenants under its Exit Financing Agreement (see Note 5) from December 31, 2000 through March 31, 2002 and has not made the monthly scheduled interest payments that were originally due on February 1, 2001 through March 1, 2002. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived all defaults relating to the Company's failure to comply with certain financial covenants, extended the due date of the loan, deferred all monthly interest payments to the maturity date of the loan, and have amended or eliminated certain financial covenants. The Company's existing lenders have also agreed to restructure this debt in connection with the Davel Merger as described in Note 2. As further discussed in Note 5, PhoneTel was not in compliance with a financial covenant under the Senior
Credit Agreement as a result of an uncertainty regarding the timing and amount of certain revenues the Company expects to receive from dial-around compensation. Effective as of February 19, 2002, this agreement was amended to enable the Company to comply. However, if the Company is unable to complete the Davel Merger and does not comply with the terms of its debt agreements, as amended, such debt could become immediately due and payable.

     The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investing or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and management's ability to control expenses. There can be no assurance that coin revenues will not decrease, that revenues from dial-around compensation will continue at the rates anticipated, or that operating expenses can be maintained at present or reduced to lower levels. To the extent that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's lenders will grant additional advances or that the Company can obtain additional financing to meet its debt service and other cash requirements.

         On February 19, 2002, the Company obtained $5,000 of new financing under the Senior Credit Agreement described in Note 5. The Company also implemented the servicing agreement with Davel and has begun to achieve the anticipated efficiencies and cost savings associated with the consolidation of both companies' field office operations. As part of the Company's ongoing evaluation of its payphone base, the Company plans to remove additional payphones that have become unprofitable. In addition, the Company is developing alternate sources of revenue. With the current operational efficiencies and additional cost savings expected in connection with the Davel Merger and the continued support of its lenders, management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, will allow the Company to sustain its operations and meet its obligations through the remainder of 2002 or until the proposed merger with Davel is completed.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result if the Company was unable to continue as a going concern.



4.       ACCOUNTS RECEIVABLE AND DIAL-AROUND COMPENSATION

     A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any interexchange carrier ("IXC") other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-call rate in effect pursuant to orders issued by the Federal Communications Commission (the "FCC") under section 276 of the Telecommunications Act of 1996 ("Section 276") and the estimated number of dial-around calls per pay telephone per month. Prior to 2001, the Company recorded revenue from dial-around compensation based upon the current rate of $0.24 per call ($0.238 per call prior to April 21, 1999) and 131 monthly calls per phone, which was the monthly average compensable calls used by the FCC in initially determining the amount of dial-around compensation to which payphone service providers ("PSP") were entitled. In the fourth quarter of 2000, the Company recorded a bad debt expense of $4,429 applicable to amounts previously recognized as revenue for the period November 1996 to September 2000. The Company also began reporting revenues from dial-around compensation based on $0.24 per call and the Company's current estimate of the average monthly compensable calls per phone, which more closely reflects the Company's historical collection experience and expected future developments.

     As a result of orders issued by the FCC regarding dial-around compensation and the resulting litigations, the amount of revenue payphone service providers ("PSPs") were entitle to receive and the amount PSPs actually received has varied. In general, there have been underpayments of dial-around compensation from IXCs and other carriers from November 6, 1996 through October 7, 1997 (the "Interim Period") and overpayments to PSPs, including the Company, from November 7, 1997 through April 20, 1999 (the "Intermediate Period"). On January 31, 2002, the FCC released its Fourth Order on Reconsideration and Order on Remand (the "2002 Payphone Order") that provides a partial decision on how retroactive dial-around compensation adjustments for the Interim Period and Intermediate Period may apply. The 2002 Payphone Order increases the flat monthly dial-around compensation rate for true-ups between individual IXCs and PSPs during the Interim Period from $31.178 to $33.892 (the "New Default Rate"). The New Default Rate is based on 148 calls per month at $0.229 per call. The New Default rate also applies to flat rate dial-around compensation during the Intermediate Period when the actual number of dial-around calls for each payphone is not available. The 2002 Payphone Order excludes resellers but expands the number of IXCs required to pay dial-around compensation during the Interim and Intermediate Periods. It also prescribes the Internal Revenue Service interest rate for refunds as the interest rate to be used to calculate overpayments and underpayments of dial-around compensation for the Interim Period and Intermediate Period.

     The 2002 Payphone Order kept in place the per-call compensation rate during the Intermediate and subsequent periods. However, the FCC deferred to a later, as yet unreleased order, the method of allocating dial-around compensation among IXCs responsible for paying fixed rate per-phone compensation. At the present time, the Company is unable to determine the effect of the final implementation of the 2002 Payphone Order. However, it is possible that any retroactive adjustments for the Interim Period and Intermediate Period could have a material adverse effect on the Company.

     At December 31, 2001 and March 31, 2002, accounts receivable included $5,291 and $4,797, respectively, arising from dial-around compensation. Such receivables are typically received on a quarterly basis at the beginning of the second quarter following the quarter in which such revenues are recognized. For the three months ended March 31, 2001 and 2002, revenues from non-coin telecommunications services included $2,822 and $2,347, respectively, for dial-around compensation.

         On April 5, 2001, the FCC issued an order which makes the first switched based interexchange carrier to which a local exchange carrier routes a compensable coinless payphone call responsible for paying dial-around compensation on coinless calls placed from payphones by individuals utilizing toll-free numbers. This order was issued to address the serious difficulties encountered by payphone service providers in identifying and collecting dial-around compensation from telecommunications resellers. The FCC order became effective on November 23, 2001. The Company expects this FCC order to improve its ability to identify and collect amounts relating to dial-around calls that would otherwise have become uncollectible. The amount of this increase in revenues from dial-around compensation in the first quarter of 2002 will not be determinable until at least July 2002 when remittances related to the current quarter are expected. Any future revenues related to this order will be recorded when collection is probable and the amount can be reasonably estimated.


5.       LONG-TERM DEBT

         Long-term debt at December 31, 2001 and March 31, 2002 consisted of the following:

                                                                December 31     March 31
                                                                   2001           2002
                                                                 --------       --------

         Exit Financing Agreement, due August 31, 2002
              with interest at 10.75% (or 3% above the base
              rate, if greater) at March 31, 2002                $ 62,635       $ 66,097
         Senior Credit Agreement, due June 30, 2003
              with interest at 15%                                      -          5,000
         Note Payable-Warrant Put Obligation                        1,116          1,130
                                                                 --------       --------
                                                                   63,751         72,227

         Less current maturities                                  (62,635)       (69,847)
                                                                 --------       --------
                                                                 $  1,116       $  2,380
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

     From December 31, 2000 through March 31, 2002, the Company was not in compliance with certain financial covenants under the Exit Financing Agreement. In addition, the Company did not pay the monthly interest payments that were originally due on February 1, 2001 through March 1, 2002 nor the deferred line fee that was originally due on November 17, 2000. Effective November 13, 2000, February 1, March 1, April 1, May 1 and August 13, 2001, and February 19 and May 14, 2002, the Company executed amendments to the Exit Financing Agreement (the "Amendments") which extended the due date of the deferred line fee and the maturity date of the Exit Financing Agreement to August 31, 2002. The Amendments provide for the capitalization of monthly interest that was originally due on February 1, 2001 through August 1, 2002 as part of the principal balance and waives defaults through March 31, 2002 for the Company's failure to comply with certain financial covenants. The Amendments also amended or eliminated certain financial covenants and permits the Company to incur the debt under the Senior Credit Agreement described below, which debt is senior in right of payment to Company's Exit Financing Agreement. Although the lenders have waived defaults by the Company through March 31, 2002, there can be no assurances that the Company will be able to comply with its financial covenants through the remainder of 2002. If a default occurs with respect to the Company's Exit Financing Agreement, this obligation, subject to the rights of the Senior Lenders, could become immediately due and payable.

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

     The Senior Credit Agreement is secured by substantially all of the assets of PhoneTel and Davel and provides for the payment of monthly interest at 15% per annum and, beginning July 31, 2002, monthly principal payments of $833 through the earlier of June 30, 2003, the maturity date of the loan, or the termination of the Davel Merger Agreement (which will occur on August 31, 2002 if not extended by the Lenders). If the Davel Merger Agreement is not consummated by August 31, 2002, all outstanding amounts will become immediately due and payable. The Senior Credit Agreement also provides for the payment of a 1% loan fee, loan costs incurred by the Senior Lenders, and advanced payments of principal from excess cash flow or certain types of cash receipts. The Company incurred $235 for its share of costs and loan fees. The Senior Credit Agreement also requires PhoneTel and Davel to maintain a minimum level of combined earnings (as defined in the Senior Credit Agreement) and limits the incurrence of cash expenditures and indebtedness, the payment of dividends, and certain asset disposals.

         On May 14, 2002, PhoneTel and Davel executed an amendment to the Senior Credit Agreement that reduced the minimum level of combined earnings that the companies are required to maintain through June 30, 2002. Although the Senior Lenders have granted an amendment which is effective as of February 19, 2002 to reduce the level of required earnings, there can be no assurance that PhoneTel will be able to comply with the financial covenants through the remainder of 2002. If a default occurs with respect to the Senior Credit Agreement, this obligation could become immediately due and payable. Further, a default under the Senior Credit Agreement could result in a default under the Exit Financing Agreement which could accelerate amounts due thereunder.

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

         The note is secured by substantially all of the assets of the Company and is subordinate in right of payment to the Company's Exit Financing Agreement and the Senior Credit Agreement. The note contains a cross default provision which permits the holder to declare the note immediately due and payable if payment of amounts due under the Exit Financing Agreement is accelerated as a result of default.



6.       EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of the carrying amount or fair value, less cost to sell. The Company was required to adopt this statement no later than January 1, 2002.

         In 2002, the Company adopted SFAS Nos. 141, 142 and 144. There was no effect on the classification or useful lives of the Company's intangible assets or the amount of amortization expense or impairment losses recorded by the Company as a result of the adoption of the new standards.

         In April 2002, the FASB issued SFAS No. 145 covering, among other things, the recission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS No. 4, SFAS No. 145 eliminates the requirement to classify debt extinguishment as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, early application of the standard is encouraged. As discussed in Note 2, the Company is currently contemplating a series of transactions that will include the extinguishment of debt. As a result of the recent issuance of this standard, management of the Company has not determined the effects, if any, that it may have on the related accounting or whether the standard will be adopted early.


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



8.       RELATED PARTY TRANSACTIONS

         The Company's President and Chief Executive Officer is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the three months ended March 31, 2001 and 2002, the Company earned revenue of $64 and $107, respectively, from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. The net amount of accounts receivable due from Urban was $128 at December 31, 2001 and $206 at March 31, 2002.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (IN THOUSANDS OF DOLLARS EXCEPT FOR PUBLIC PAY TELEPHONES, PER CALL, SHARE AND PER SHARE AMOUNTS)

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements, other than historical facts, contained in this Form 10-Q are "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties with respect to the Company's operations in fiscal 2002 as well as over the long term such as, without limitation: (i) a downturn in the public pay telephone industry which is dependent on consumer spending and subject to the impact of domestic economic conditions, changes in technology, increased use of wireless communications, and regulations and policies regarding the telecommunications industry; (ii) the ability of the Company to consummate the previously announced merger with Davel and substantial debt restructuring contemplated thereby, and if consummated, the Company's ability to successfully integrate its operations with Davel's; (iii) impairment of the Company's liquidity arising from potential actions of lenders with respect to defaults under the Company's debt agreements; (iv) regulatory changes effecting the dial-around compensation rate and the coin drop rate and
(v) the ability of the Company to continue to realize efficiencies generated by the Servicing Agreement with Davel. Any or all of these risks and uncertainties could cause actual results to differ materially from those reflected in the forward looking statements. These forward looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. In addition, such statements are subject to a number of assumptions, risks and uncertainties including, without limitation, the risks and uncertainties identified in this report, general economics and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Investors and prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward looking statements.


RESULTS OF OPERATIONS

Overview
--------

         During 2001, the Company implemented several profit improvement initiatives. In connection with the proposed merger with Davel and debt restructuring discussed in Note 2 to the consolidated financial statements, the two companies entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger. During the third quarter of 2001, the two companies implemented the servicing agreement by combining field service office operation networks on a geographic basis to gain efficiencies resulting from the increased concentration of payphone service routes. The Company and Davel were able to close 21 district operations facilities, eliminate 104 vehicles, and reduce the number of field service personnel by 114 in connection with the servicing agreement. The companies estimate that this will result in an annual cost saving of approximately $6 million, which is reflected in the combined field operations cost that is being shared by both companies in proportion to the number of pay telephones owned by each pursuant to the servicing agreement.



         As part of the Company's ongoing program to evaluate the profitability of its pay telephones, the Company removed and wrote-off the carrying value of its location contracts for 1,960 pay telephones during the third quarter of 2001. At the end of 2001 and early 2002, the Company increased its local coin call rate from $0.35 to $0.50 for a majority of the Company's payphones, although rates are lower in some markets due its competitive conditions. The Company also reduced the number of administrative and sales personnel and eliminated or reduced certain non-essential expenses. The Company believes these measures have and will continue to have a positive impact on the results of its operations.



THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues
--------

         Revenues decreased by $2,604 or 22.9%, from $11,356 for the first three months of 2001 to $8,752 for the first three months of 2002. This decrease is primarily due to the decrease in the average number of installed pay telephones and a decline in call volume as discussed below. The average number of installed pay telephones decreased from 35,062 for the three months ended March 31, 2001 to 29,766 for the three months ended March 31, 2002, a decrease of 5,296 or 15.1%, principally due to the timing of expiring location contracts, the competition for payphone locations in the marketplace, the termination of unprofitable location contracts relating to approximately 1,960 pay telephones in last half of 2001, and the sale of approximately 1,080 payphones located in Montana and Wyoming in December 2001.

         Revenues from coin calls decreased by $1,130 or 16.8%, from $6,716 for the three months ended March 31, 2001 to $5,586 for the three months ended March 31, 2002. The decrease is due in part to the decrease in the average number of installed pay telephones in the first quarter of 2002 compared to the first quarter of 2001. In addition, long distance and local call volumes and related coin revenues have been adversely affected by the growth of wireless communication services, which serve as an increasingly competitive alternative to payphone usage. To a lesser extent, coin revenue has declined due to the use of prepaid calling cards and other types of dial-around calls. These decreases in call volume have been offset by the increase in the local coin call rate from $0.35 to $0.50 for the majority of the Company's payphones, resulting in a net decrease in revenues from coin calls on a per phone basis of 2.0%.

         Revenues from non-coin telecommunication services decreased by $1,522, or 33.8%, from $4,499 for the three months ended March 31, 2001 to $2,977 for the three months ended March 31, 2002. Of this decrease, long distance revenues from operator service providers decreased by $750 or 44.7%. This decrease is a result of the decreases in the average number of pay telephones and the reduction in operator service revenues caused by the continuing aggressive dial-around advertising by long distance carriers such as AT&T and MCI Worldcom. Long distance revenues from operator service providers have also been adversely affected by the growth in wireless communication services. In addition, revenues from dial-around compensation decreased by $772 or 27.4%, from $2,822 in the first quarter of 2001 to $2,050 in the first quarter of 2002, primarily due to the reduction in the average number of pay telephones and compensable calls. Although the Company expects to receive additional revenue as a result of the FCC's April 5, 2001 order relating to dial-around calls placed through resellers, no additional revenue was recognized in the first quarter of 2002 because the amount is not presently determinable. (See Note 4 to the consolidated financial statements).

         Non-coin revenue from dial-around compensation during the three months ended March 31, 2001 and 2002 does not include any adjustments that might result from the FCC's 2002 Payphone Order. As a result of proceedings by the FCC, the FCC has determined that there will be an industry-wide reconciliation to true-up underpayments made during the Interim and Intermediate Periods as between the payphone providers, including the Company, and the relevant "dial-around" carriers. While the timing and amounts of such true-up payments, if any, are not currently determinable, in management's opinion the final implementation of this reconciliation process, and the outcome of any related administrative or judicial review of such adjustments, could potentially have a material adverse effect on the Company (see Note 4 to the consolidated financial statements).

         Other revenues increased $48 from $141 for the three months ended March 31, 2001 to $189 for the three months ended March 31, 2002. This increase was primarily the result of an increase in payphone service revenue relating to services provided to third parties.



Operating Expenses.
-------------------

         Total operating expenses decreased $2,869, or 19.3%, from $14,867 for the three months ended March 31, 2001 to $11,998 for the three months ended March 31, 2002. The decrease was due to a reduction in substantially all expense categories, due in part to the decrease in the average number of installed pay telephones and a decrease in personnel and other costs in the first quarter of 2002 compared to the first quarter of 2001.

         Line and transmission charges decreased $1,163, or 26.7%, from $4,362 for the three months ended March 31, 2001 to $3,199 for the three months ended March 31, 2002. Line and transmission charges represented 38.4% of total revenues for the three months ended March 31, 2001 and 36.6% of total revenues for the three months ended March 31, 2002, a decrease of 1.8%. The dollar and percentage decreases were primarily due to the average number of pay telephones in the first quarter of 2002 and the recovery of $499 of excess line charges from BellSouth Telecommunications, Inc. ("BellSouth") received in February 2001. Due to an appeal of an interim order from the Tennessee Regulatory Authority by BellSouth that was recently dismissed, the reduction in line and transmission expenses was recorded in the three months ended March 31, 2002.

         Location commissions decreased $137, or 8.6%, from $1,597 for the three months ended March 31, 2001 to $1,460 for the three months ended March 31, 2002. Location commissions represented 14.1% of total revenues for the three months ended March 31, 2001 and 16.7% of total revenues for the three months ended March 31, 2002, an increase of 2.6%. The dollar decrease is due to the reduction in revenues in the first quarter of 2002 compared to 2001. The increase in location commissions as a percentage of total revenues reflects the increase in commission rates on new location contracts and contract renewals, and the lower commission rates on payphones removed from service under the Company's ongoing program to evaluate the profitability of its payphones.

         Field operations expenses (consisting principally of field operations personnel and vehicle costs, rents and utilities of the local service facilities and repair and maintenance of the installed public pay telephones) decreased $671, or 20.2%, from $3,328 for the three months ended March 31, 2001 to $2,657 for the three months ended March 31, 2002. Field operations expenses represented 29.3% of total revenues for the three months ended March 31, 2001 and 30.4% of total revenues for the three months ended March 31, 2002. The dollar decrease in the first quarter of 2002 was primarily due to reductions in salaries and wages, vehicle costs and local service facility occupancy costs resulting from the implementation of the servicing agreement with Davel in the third quarter of 2001. The decrease in these expenses from 2001 to 2002 was offset by a credit to expense of $802 recorded in the first quarter of 2001 relating to the settlement of a prior year state sales tax assessment charged to expense in prior periods. The increase in field operations expenses as a percentage of total revenues is a result of the decrease in revenues in the first quarter of 2002.

         Selling, general and administrative ("SG&A") expenses decreased $44, or 2.1%, from $2,052 for the three months ended March 31, 2001 to $2,008 for the three months ended March 31, 2002. SG&A expenses represented 18.1% of total revenues for the three months ended March 31, 2001 and 22.9% of total revenues for the three months ended March 31, 2002. The dollar decrease was primarily due to cost reduction efforts that resulted in decreases in the number of personnel and personnel related expenses, offset by an increase in professional fees relating to routine contractual and corporate matters. The increase in SG&A expenses as a percentage of total revenues is due to lower revenues in the first quarter of 2002.

         Depreciation and amortization decreased $945, or 27.6%, from $3,418 for the three months ended March

31, 2001 to $2,473 for the three months ended March 31, 2002. Depreciation and amortization represented 30.1% and 28.3% of total revenues for the three months ended March 31, 2001 and 2002, respectively. The dollar and percentage decreases were primarily due to an $882 reduction in amortization expense in the first quarter of 2002. The reduction in amortization expense was due to $17,582 of write-offs of intangible assets relating to losses on asset impairment and the abandonment of payphone location contracts recorded in the last three quarters of 2001.

         Other unusual charges and contractual settlements were $110 in the three months ended March 31, 2001 compared to $201 in the three months ended March 31, 2002 and consisted primarily of legal and professional fees relating to non-routine litigation, contractual matters and employment costs as well as $164 of merger related expenses incurred in 2002.



Other Income (Expense)
----------------------

         Other income (expense) is comprised principally of interest expense incurred on debt and interest income. Total interest expense increased $848, or 30.9%, from $2,744 for the three months ended March 31, 2001 to $3,592 for the three months ended March 31, 2002. Interest expense represented 24.2% of total revenues for the three months ended March 31, 2001 and 41.0% of total revenues for the three months ended March 31, 2002, an increase of 16.8%. The dollar and percentage increases were due to the increase in the Company's outstanding debt relating to fees and interest added to loan principal pursuant to the Company's Exit Financing Agreement and $5,000 of new borrowings under the Company's Senior Credit Agreement. The increase in interest expense as a percentage of total revenue is also due to the decrease in revenues compared to the first quarter of 2002. Interest and other income decreased from $38 for the first three months of 2001 to $19 in the first quarter of 2002.



EBITDA from Recurring Operations
--------------------------------

         EBITDA from recurring operations (income before interest income, interest expense, taxes, depreciation and amortization, and other unusual charges and contractual settlements) decreased $589, from $17 for the three months ended March 31, 2001 to a loss of $572 for the three months ended March 31, 2002. EBITDA from recurring operations represented 0.1% of total revenues for the three months ended March 31, 2001 and (6.5)% of total revenues for the three months ended March 31, 2002. The dollar and percentage decreases are primarily due to the decreases in coin and non-coin telecommunication revenues (including dial-around compensation) offset by in part by cost reductions. EBITDA from recurring operations is not intended to represent an alternative to operating income (as defined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. The Company believes that EBITDA from recurring operations is a meaningful measure of performance because it is commonly used in the public pay telephone industry to analyze comparable public pay telephone companies on the basis of operating performance, leverage and liquidity. See "Liquidity and Capital Resources" for a discussion of cash flows from operating, investing and financing activities.



LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities
------------------------------------

         The Company had working capital, excluding the current portion of long-term debt, of $8 at March 31, 2002 compared to a working capital deficiency of $3,841 at December 31, 2001. This increase in working capital was due to $5,000 of new borrowings under the Company's Senior Credit Agreement, the proceeds of which were used to reduce accounts payable and accrued expenses in the first quarter of 2002 (See Note 5 to the consolidated financial statements). Net cash provided by (used in) operating activities during the three months ended March 31, 2001 and 2002 was $238 and $(3,343), respectively. The increase in net cash (used in) operations in the first quarter 2002 reflects additional payments of accounts payable and accrued expenses to reduce past due balances with vendors.

Cash Flows from Investing Activities
------------------------------------

         Cash used in investing activities during the three months ended March 31, 2001 and 2002 was $447 and $7, respectively. In the first quarter of 2001 and 2002, cash used in investing activities consisted mainly of purchases of telephones, other property and equipment and expenditures for deferred commissions and signing bonuses relating to payphone location contracts. The level of such expenditures was lower in 2002 because the Company has been able to redeploy payphones previously removed from service and has been able to curtail the use of signing bonuses to acquire new payphone locations under current competitive conditions.



Cash Flows from Financing Activities
------------------------------------

         Cash flows provided by (used in) financing activities during the three months ended March 31, 2001 and 2002 was $(37) and $4,698, respectively. Cash flows used in financing activities during the three months ended March 31, 2001 consisted primarily of expenditures for professional fees for the proposed refinancing of the Company's debt. In the first quarter of 2002, cash flows provided by financing activities primarily consist of $5,000 of proceeds from the Company's Senior Credit agreement less financing and debt restructuring costs.



Financial Condition
-------------------

         The Company's working capital, excluding the current portion of long-term debt, increased from a deficiency of $3,841 at December 31, 2001 to $8 at March 31, 2002 primarily due to $5,000 in new borrowings in the first quarter of 2002, the proceeds of which were used to pay accounts payable and other current liabilities. As a result, the Company's cash provided by (used in) operating activities decreased from $238 for the three months ended March 31, 2001 to $(3,343) for the three months ended March 31, 2002. In addition, the Company has incurred continuing operating losses, was not in compliance with certain financial covenants under its Exit Financing Agreement (see Note 5 to the consolidated financial statements) from December 31, 2000 through March 31, 2002 and has not made the monthly scheduled interest payments that were originally due on February 1, 2001 through March 1, 2002. As a result of certain amendments to the Company's Exit Financing Agreement, the lenders have waived all defaults relating to the Company's failure to comply with certain financial covenants, extended the due date of the loan, deferred all monthly interest payments to the maturity date of the loan, and have amended or eliminated certain financial covenants. The Company's existing lenders have also agreed to restructure this debt in connection with the Davel Merger as described in Note 2 to the consolidated financial statements. As further discussed in Note 5, PhoneTel was not in compliance with a financial covenant under the Senior
Credit Agreement as a result of an uncertainty regarding the timing and amount of certain revenues the Company expects to receive from dial-around compensation. Effective as of February 19, 2002, this agreement was amended to enable the Company to comply. However, if the Company is unable to complete the Davel Merger and does not comply with the terms of its debt agreements, as amended, such debt could become immediately due and payable.

         The Company's working capital, liquidity and capital resources may be limited by its ability to generate sufficient cash flow from its operations or its investing or financing activities. Cash flow from operations depends on revenues from coin and non-coin sources, including dial-around compensation, and management's ability to control expenses. There can be no assurance that coin revenues will not decrease, that revenues from dial-around compensation will continue at the rates anticipated, or that operating expenses can be maintained at present or reduced to lower levels. To the extent that cash flow from operating activities is insufficient to meet the Company's cash requirements, there can be no assurance that the Company's lenders will grant additional advances or that the Company can obtain additional financing to meet its debt service and other cash requirements.


         On February 19, 2002, the Company obtained $5,000 of new financing under the Senior Credit Agreement described in Note 5 to the consolidated financial statements. The Company also implemented the servicing agreement with Davel and has begun to achieve the anticipated efficiencies and cost savings associated with the consolidation of both companies' field office operations. As part of the Company's ongoing evaluation of its payphone base, the Company plans to remove additional payphones that have become unprofitable. In addition, the

Company is developing alternate sources of revenue. With the current operational efficiencies and additional cost savings expected in connection with the Davel Merger and the continued support of its lenders, management believes, but cannot assure, that cash flow from operations, including any new sources of revenue, will allow the Company to sustain its operations and meet its obligations through the remainder of 2002 or until the proposed merger with Davel is completed.


Capital Expenditures
--------------------

         For the three months ended March 31, 2002, the Company had capital expenditures of $37 which were financed by cash flows from operating activities. Capital expenditures are principally for replacement or installation of the Company's public pay telephones, related equipment, operating equipment and computer hardware. The Company has no significant commitments for capital expenditures at March 31, 2002.



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





ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, the financial position of the Company is subject to a variety of risks. In addition to the market risk associated with movements in interest rates on the Company's variable-rate debt, the Company is subject to a variety of other types of risk such as the collectibility of its accounts receivable and the recoverability of the carrying values of its long-term assets. The Company's long-term obligations primarily consist of borrowings and deferred fees under the Company's Exit Financing Agreement aggregating approximately $66 million and approximately $6 million of other fixed-rate debt.

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



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1 Amendment Number 1 to Agreement and Plan of Reorganization Merger dated as of May 7, 2002 by and among PhoneTel Technologies, Inc. and Davel Communications, Inc., Davel Financing, L.L.C., DF Merger Corp., and PT Merger Corp.

10.1 Amendment Number Nine to Loan and Security Agreement dated as of May 14, 2002 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.

10.2 First Amendment to the Credit Agreement dated as of May 14, 2002, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc.; Davel Communications, Inc. and the domestic subsidiaries of Davel Financing Company, L.L.C. and Davel Communications, Inc. (together "Borrowers"); and Madeleine L.L.C. and ARK CLO 2000-1 Limited (the "Lenders") amending the Credit Agreement dated as of February 19, 2002 between Borrowers and Lenders.

(b)      Reports on Form 8-K

         During the first quarter of 2002, the Company filed a report on Form 8-K under Item 5 dated February 27, 2002 reporting that the Company had entered into an Agreement and Plan of Reorganization and Merger with Davel Communications, Inc., that the existing secured lenders of the Company and Davel agreed to exchange a substantial amount of debt for equity securities and restructure the remaining debt, and that the Company and Davel entered into a new combined $10 million senior credit facility.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           PHONETEL TECHNOLOGIES, INC.





May 16, 2002                          By: /s/  John D. Chichester
                                       ---------------------------
                                       John D. Chichester
                                       President and Chief Executive Officer



May 16, 2002                          By: /s/ Richard P. Kebert
                                       -------------------------
                                       Richard P. Kebert
                                       Chief Financial Officer,
                                       Treasurer and Secretary
                                       (Principal Financial Officer and
                                       Accounting Officer)

                                  EXHIBIT INDEX





Exhibit No.       Description
-----------       -----------

2.1 Amendment Number 1 to Agreement and Plan of Reorganization Merger dated as of May 7, 2002 by and among PhoneTel Technologies, Inc. and Davel Communications, Inc., Davel Financing, L.L.C., DF Merger Corp., and PT Merger Corp.

10.1 Amendment Number Nine to Loan and Security Agreement dated as of May 14, 2002 by and among PhoneTel Technologies, Inc. and Cherokee Communications, Inc. ("Borrowers") and the financial institutions that are signatories thereto and Foothill Capital Corporation as agent (together "Lenders") amending the Loan and Security Agreement dated as of November 17, 1999, as amended, between Borrowers and Lenders.

10.2 First Amendment to the Credit Agreement dated as of May 14, 2002, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc.; Davel Communications, Inc. and the domestic subsidiaries of Davel Financing Company, L.L.C. and Davel Communications, Inc. (together "Borrowers"); and Madeleine L.L.C. and ARK CLO 2000-1 Limited (the "Lenders") amending the Credit Agreement dated as of February 19, 2002 between Borrowers and Lenders.